Form 10-Q
period 1995-06-30
SURGIDYNE INC
filed 1995-09-25
CIK 745788

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 1995
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 33-13058-C



                              SURGIDYNE, INC.
              (Name of small business issuer in its charter)


          Minnesota                                    58-1486040
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)


              9909 South Shore Drive, Minneapolis, MN  55441
                 (Address of principal executive offices)

                              (612) 595-0665
                        (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   X  YES      NO

      4,537,913 shares of Common Stock, no par value, outstanding at
                              August 8, 1995

      Transitional Small Business Disclosure Format.      YES   X  NO

SURGIDYNE, INC.
BALANCE SHEETS




                                                (Unaudited)
                                                  June 30,    December 31,
                                                    1995          1994



ASSETS

Current Assets
  Cash and cash equivalents                     $   9,905     $  11,921
  Accounts receivable, less allowance
    for doubtful accounts of $4,450                85,156        65,865
  Inventories (Note 2)                            199,443       212,050
  Prepaid expenses                                  3,652         3,652

      Total current assets                        298,156       293,488


Furniture and Equipment, at cost (Note 3)         360,257       351,017
  Less accumulated depreciation                   305,889       301,325

      Total furniture and equipment                54,368        49,692



Other Assets
  Patents and trademarks, net of accumulated
    amortization of $27,800 in 1995 and
    $27,159 in 1994                                13,378        14,661
  Deposits                                          3,529         3,529
      Total other assets                           16,907        18,190

      Total assets                              $ 369,431     $ 361,370


See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (Continued)



                                                (Unaudited)
                                                  June 30,    December 31,
                                                    1995          1994


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to officers and directors
    (Note 4)                                    $   19,605    $   57,616
  Notes payable to unrelated parties
    (Note 4)                                        29,721        50,000
  Accounts payable                                 105,294       125,924
  Current leases payable                             6,406         6,406
  Accrued expenses                                  31,599        47,705

      Total current liabilities                    192,625       287,651



Long-Term Liabilities
  Capital leases payable                             6,389         9,599


      Total long-term liabilities                    6,389         9,599




Stockholders' Equity
  Series A Preferred stock, authorized
    1,600,000 shares; $400,000 liquidation
    preference, 1,600,000 shares issued and
    outstanding in 1995 and 1994                   400,000       400,000
  Common stock, no par value; authorized
    18,400,000 shares; issued and
    outstanding 4,453,913 in 1995 and
    1994                                         4,286,086     4,265,086
  Common stock subscriptions; 1,541,236
    shares subscribed in 1995 and 84,000
    in 1994                                        115,014        21,000
  Accumulated deficit                           (4,630,683)   (4,621,966)
      Total stockholders' equity                   170,417        64,120

      Total liabilities and stockholders'
        equity                                  $  369,431    $  361,370

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)


Three and Six Months         June 30     June 30     June 30   June 30
  Ended                        1995        1994        1995      1994


OPERATIONS

Net sales                    $  148,734  $  174,107  $  351,177$  363,231
Cost of goods sold               97,238     105,386     209,928   197,610

      Gross profit               51,496      68,721     141,249   165,621

Operating expenses
  Research and development          433       8,678      10,902    19,025
  Sales and marketing            16,211      11,204      35,245    23,196
  General and administrative     47,043      62,326      98,954   133,884

      Total operating
        expenses                 63,687      82,208     145,101   176,105

      Operating loss            (12,191)    (13,487)     (3,852)  (10,484)

Other income (expense)
  Interest income                    20         110          41       202
  Interest expense               (2,371)     (3,611)     (6,031)   (6,196)
  Other                             463       2,520       1,125     6,789


      Net income (loss)      $  (14,079) $  (14,468) $   (8,717)$  (9,689)

      Net income (loss)
        per share            $     (.00) $     (.00) $     (.00)$    (.00)

      Weighted average
        common shares
        outstanding           6,079,149   4,453,913   5,582,529 4,453,913

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS

                                                   June 30,     June 30,
Six Months Ended                                     1995         1994

Cash Flows from Operating Activities
  Net loss                                      $   (8,717)   $   (9,689)
  Adjustments to reconcile net income to net
    cash provided by (used) in operating
    activities:
    Depreciation and amortization                    5,847         6,297
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                        (19,291)      (40,539)
        Inventories                                 12,607        17,298
        Prepaid expenses                                -          1,887
      Decrease in:
        Accounts payable and accrued expenses      (24,483)      (29,040)
      Net cash provided by (used) in operating
        activities                                 (34,037)      (53,786)

Cash Flows used in Investing Activities
  Capital expenditures                              (9,240)       (5,411)
      Net cash used in investing activities         (9,240)       (5,411)

Cash Flows from Financing Activities
  Payments on capital leases payable                (3,210)       (3,993)
  Proceeds from private placement                   64,750            -
  Payments on notes payable                        (20,279)           -
  Proceeds from issuance of notes payable               -         50,000
      Net cash provided by (used) in financing
        activities                                  41,261        46,007

      Increase in cash and cash equivalents         (2,016)      (13,190)

Cash and Cash Equivalents:
  Beginning                                         11,921        61,366
  Ending                                        $    9,905    $   48,176

Supplemental Disclosures of Cash Flow
    Information
  Cash payments for interest                    $    6,249    $       -

Supplemental Schedule of Noncash Financing
  Activities
  Accrued expenses exchanged for common shares
    subscribed                                  $   12,253    $   21,000
  Equipment on capital lease                            -         22,788
  Notes payable exchanged for common shares
    subscribed                                      38,011            -

See Notes to Financial Statements.

SURGIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS


Note 1.  Financial Statements

The Balance Sheet as of June 30, 1995, the Statement of Operations for the three and six month periods ended June 30, 1995 and June 30, 1994, and the Statement of Cash Flows for the six month periods ended June 30, 1995 and June 30, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1995; the results of operations for the three and six month periods ended June 30, 1995 and June 30, 1994, and the statement of cash flows for the six month periods ended June 30, 1995 and June 30, 1994 have been made. The Balance Sheet at December 31, 1994 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of the full fiscal year.

Note 2  Inventories

Inventories consisted of the following:
                                                June 30,      December 31,
                                                  1995         1994

Component parts and subassemblies               $ 125,252     $ 131,800
Work in process                                    14,095        30,790
Finished goods                                     90,096        79,460
Less obsolescence reserve                         (30,000)      (30,000)

                                                $ 199,443     $ 212,050

Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:

                                                June 30,      December 31,
                                                  1995           1994

Furniture, fixtures and equipment               $ 230,300     $ 230,300
Tooling and molds                                 117,757       108,517
Automobiles                                        12,200        12,200
                                                $ 360,257     $ 351,017

Note 4.  Notes Payable

Notes payable to unrelated parties:  The Company has a 12% short-term note
payable, secured by a certain customer purchase order.   The Company has
paid $20,280 in principal on the note and the balance of $29,720 is due as the Company receives payment from the customer upon completion of the purchase order.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - 1995 compared to 1994

Sales. Sales for the six and three month periods ended June 30, 1995 were $351,177 and $148,734, respectively, or approximately 3% and 15% less than sales for the same period in fiscal 1994. This decrease is attributed to
an atypical lapse in sales in May of this period.   This lapse has not
continued and is not anticipated to be a trend.

Gross Profit. Gross profit expressed as percentage of sales decreased from approximately 46% for the first six months of fiscal 1994 to approximately 40% for the same period in fiscal 1995. This decrease was due primarily to overhead costs being dispersed over lower sales in 1995 and lower margins on certain OEM jobs.

Gross profit expressed as percentage of sales decreased from approximately 39% for the three month period ended June 30, 1994 to approximately 35% for the same period in fiscal 1995 for the same reason.

Operating Expenses. Operating expenses decreased from $176,105 for the six month periods ended June 30, 1994 to $145,101 for the same period in fiscal 1995. This decrease is primarily attributed to a decrease of approximately $22,000 in outside services.

Operating expenses decreased from $82,208 for the three month periods ended June 30, 1994 to $63,687 for the same period in fiscal 1995 for the same reason.

Liquidity and Capital Resources

At June 30, 1995 the Company had working capital of $105,531 compared to $5,837 at December 31, 1994.

Cash flows used in operating activities for the first six months of fiscal 1995 were $34,037, primarily due to an increase of approximately $19,000 in accounts receivable and an approximately $24,000 decrease in accounts payable and accrued expenses. The cash flows used in operating activities, along with capital expenditures and payments on notes payable and capital leases during the first six months of fiscal 1995 were financed by $64,750 of proceeds from the Company's private placement.

The Company expects additional capital expenditures of approximately $15,000 for tooling during the remainder of 1995.

The Company plans to add additional products to its current product line in order to offer a more complete and competitive line. This will be done with low investment by modifying existing products and by purchasing some components on an O.E.M. basis. In addition, the Company is investigating several other new products which are at various stages of development which could require additional capital in 1995 for development, the purchase of tooling and the implementation of marketing efforts. In January, 1995, the Company commenced a private placement, equity offering to raise capital. The Company is offering 3,333,333 shares of common stock at $.075 per share for total proceeds of $250,000. As of August 10, 1995 the Company has raised approximately $84,000 in connection with this offering.

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes in 1995 depend largely on increased business from contract manufacturing, and increased sales from existing and new products. Contract manufacturing revenues have increased in 1995 and are expected to increase further as the Company begins production on new Baxter orders and other O.E.M. bids are accepted.

                        PART II.  OTHER INFORMATION




ITEM 6. Exhibits and Reports on Form 8-K

        (b)   Reports on Form 8-K

              No reports on Form 8-K were filled during the six month period ended June 30, 1995.



                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SURGIDYNE, INC.
 (Registrant)



Date  August 8, 1995                /s/ Vance D. Fiegel
                                    Vance D. Fiegel
                                    President and Principal Accounting
                                      Officer