Form 10QSB
period 1995-09-30
SURGIDYNE INC
filed 1995-11-15
CIK 745788

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
      ACT OF 1934
For the Quarterly Period Ended September 30, 1995
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT

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

      4,537,913 shares of Common Stock, no par value, outstanding at
                             November 13, 1995

      Transitional Small Business Disclosure Format.      YES   X
NO

SURGIDYNE, INC.
BALANCE SHEETS




                                                (Unaudited)
                                                September 30,
December 31,
                                                    1995
1994



ASSETS

Current Assets
  Cash and cash equivalents                     $  52,951     $
11,921
  Accounts receivable, less allowance
    for doubtful accounts of $4,450                87,179
65,865
  Inventories (Note 2)                            184,818
212,050
  Prepaid expenses                                  3,652
3,652

      Total current assets                        328,600
293,488


Furniture and Equipment, at cost (Note 3)         360,257
351,017
  Less accumulated depreciation                   309,067
301,325

      Total furniture and equipment                51,190
49,692



Other Assets
  Patents and trademarks, net of accumulated
    amortization of $29,084 in 1995 and
    $27,159 in 1994                                12,736
14,661
  Deposits                                          3,529
3,529
      Total other assets                           16,265
18,190

      Total assets                              $ 396,055     $
361,370


See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (Continued)



                                                (Unaudited)
                                                September 30,
December 31,
                                                    1995
1994


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to officers and directors
    (Note 4)                                    $   19,605    $
57,616
  Notes payable to unrelated parties
    (Note 4)                                        11,646
50,000
  Accounts payable                                  90,470
125,924
  Current leases payable                             6,406
6,406
  Accrued expenses                                  32,396
47,705

      Total current liabilities                    160,523
287,651



Long-Term Liabilities
  Capital leases payable                             4,783
9,599


      Total long-term liabilities                    4,783
9,599


Stockholders' Equity
  Series A Preferred stock, authorized
    1,600,000 shares; $400,000 liquidation
    preference, 1,600,000 shares issued and
    outstanding in 1995 and 1994                   400,000
400,000
  Common stock, no par value; authorized
    18,400,000 shares; issued and
    outstanding 4,537,913 in 1995 and
    4,453,913 in 1994                            4,286,086
4,265,086
  Common stock subscriptions; 1,867,570
    shares subscribed in 1995 and 84,000
    in 1994                                        139,489
21,000
  Accumulated deficit                           (4,594,826)
(4,621,966)
      Total stockholders' equity                   230,749
64,120

      Total liabilities and stockholders'
        equity                                  $  396,055    $
361,370

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)


Three and Nine Months        Sept 30     Sept 30     Sept 30   Sept
30
  Ended                        1995        1994        1995
1994


OPERATIONS

Net sales                    $ 179,459   $ 166,704   $ 530,636 $
529,935
Cost of goods sold             105,639     121,754     315,567
319,365

      Gross profit              73,820      44,950     215,069
210,570

Operating expenses
  Research and development        -         11,757      10,902
19,712
  Sales and marketing            5,321      14,806      40,566
38,379
  General and administrative    31,017      57,521     129,972
203,991

      Total operating
        expenses                36,338      84,084     181,440
262,082

    Operating income (loss)     37,482     (39,134)     33,629
(54,419)

Other income (expense)
  Interest income                   61         164         102
  366
  Interest expense              (2,048)     (2,811)     (8,079)
(9,008)
  Other                            363      (1,054)      1,488
5,735


      Net income (loss)      $  35,858   $ (42,835)  $  27,140 $
(54,419)

      Net income (loss)
        per share            $     .01   $    (.01)  $     .00 $
 (.01)

      Weighted average
        common shares
        outstanding           6,182,015   4,453,913   5,785,296
4,453,913

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS

                                                   Sept 30,
Sept 30,
Nine Months Ended                                     1995
1994

Cash Flows from Operating Activities
  Net income (loss)                             $   27,141    $
(54,419)
  Adjustments to reconcile net income to net
    cash provided by (used) in operating
    activities:
    Depreciation and amortization                    9,604
9,604
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                        (22,529)
(21,314)
        Inventories                                 27,232
(3,173)
        Prepaid expenses                                -
5,659
      Decrease in:
        Accounts payable and accrued expenses      (38,511)
(2,201)
      Net cash provided by (used) in operating
        activities                                   4,215
(67,059)

Cash Flows used in Investing Activities
  Capital expenditures                              (9,240)
(7,944)
      Net cash used in investing activities         (9,240)
(7,944)

Cash Flows from Financing Activities
  Payments on capital leases payable                (4,816)
(5,338)
  Proceeds from private placement                   89,225
1,182
  Payments on notes payable                        (38,354)
   -
  Proceeds from issuance of notes payable              -
50,000
      Net cash provided by in financing
        activities                                  46,055
45,844

    Increase (decrease) in cash
      and cash equivalents                          41,030
(29,159)

Cash and Cash Equivalents:
  Beginning                                         11,921
61,366
  Ending                                        $   52,951    $
32,207

Supplemental Disclosures of Cash Flow
    Information
  Cash payments for interest                    $    8,260    $
   -

Supplemental Schedule of Noncash Financing
  Activities
  Accrued expenses exchanged for common shares
    subscribed                                  $   12,253    $
21,000
  Equipment on capital lease                            -
22,788
  Notes payable exchanged for common shares
    subscribed                                      38,011
   -

See Notes to Financial Statements.

SURGIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS


Note 1.  Financial Statements

The Balance Sheet as of September 30, 1995, the Statement of Operations for the three and nine month periods ended September 30, 1995 and September 30, 1994, and the Statement of Cash Flows for the nine month periods ended September 30, 1995 and September 30, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1995; the results of operations for the three and nine month periods ended September
30, 1995 and September 30, 1994, and the statement of cash flows for the nine month periods ended September 30, 1995 and September 30, 1994 have been made. The Balance Sheet at December 31, 1994 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of the full fiscal year.

Note 2  Inventories

Inventories consisted of the following:
                                                Sept 30,
December 31,
                                                  1995
1994

Component parts and subassemblies               $ 124,603     $
131,800
Work in process                                    16,891
30,790
Finished goods                                     73,324
79,460
Less obsolescence reserve                         (30,000)
(30,000)

                                                $ 184,818     $
212,050

Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:

                                                Sept 30,
December 31,
                                                  1995
1994

Furniture, fixtures and equipment               $ 230,300     $
230,300
Tooling and molds                                 117,757
108,517
Automobiles                                        12,200
12,200
                                                $ 360,257     $
351,017

Note 4.  Notes Payable

Notes payable to unrelated parties:  The Company has a 12%
short-term note
payable, secured by a certain customer purchase order.   The
Company has
paid $38,354 in principal on the note and the balance of $11,646 is due as the Company receives payment from the customer upon completion of the purchase order.

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

Results of Operations - 1995 compared to 1994

Sales.  Sales for the nine and three month periods ended September
30,
1995 were $530,636 and $179,459, respectively, or approximately 0% and 8% greater than sales for the same period in fiscal 1994. Sales are expected to remain at these levels, with modest increases due sales to Baxter

Gross Profit. Gross profit expressed as percentage of sales increased from approximately 40% for the first nine months of fiscal 1994 to approximately 41% for the same period in fiscal 1995.

Gross profit expressed as percentage of sales increased from approximately
27% for the three month period ended September 30, 1994 to approximately
41% for the same period in fiscal 1995. This increase is primarily attributed to an increase in productivity spreading overhead costs over greater products.

Operating Expenses. Operating expenses decreased from $262,082 for the nine month periods ended September 30, 1994 to $181,439 for the same period in fiscal 1995. This decrease is primarily attributed to a decrease of approximately $43,000 and $35,000 in salaries and outside services, respectively.

Operating expenses decreased from $84,084 for the three month period ended
September 30, 1994 to $36,338 for the same period in fiscal 1995 due to the salary reductions previously mentioned.

Liquidity and Capital Resources

At September 30, 1995 the Company had working capital of $168,078 compared to $5,837 at December 31, 1994.

Cash flows provided by operating activities for the first nine months of fiscal 1995 were $4,215, primarily due to net profits and a decrease in inventories offset by an increase in accounts receivable and a decrease in accrued expenses. The cash flows provided by operating activities, along with proceeds from the Company's private placement have been used to pay down notes payable, capital expenditures and to stabilize cash flow.

The Company expects additional capital expenditures of approximately
$5,000 for tooling during the remainder of 1995.

The Company plans to add additional products to its current product line in order to offer a more complete and competitive line. This will be done with low investment by modifying existing products and by purchasing some components on an O.E.M. basis. In addition, the Company is investigating several other new products which are at various stages of development which could require additional capital in 1995 and 1996 for development, the purchase of tooling and the implementation of marketing efforts. In
January, 1995, the Company commenced a private placement, equity offering to raise capital. The Company is offering 3,333,333 shares of common stock at $.075 per share for total proceeds of $250,000. As of November
13, 1995 the Company has raised approximately $93,350 in connection with this offering.

Continued Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes in 1995 and 1996 depend largely on increased business from contract manufacturing, and increased sales from existing and new products. Contract manufacturing revenues have increased in 1995 and are expected to increase further as the Company begins production on new Baxter orders and other O.E.M. bids are accepted.

                        PART II.  OTHER INFORMATION




ITEM 6. Exhibits and Reports on Form 8-K

        (b)   Reports on Form 8-K

              No reports on Form 8-K were filled during the six month
              period ended September 30, 1995.



                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SURGIDYNE, INC.
 (Registrant)



Date  November 11, 1995             /s/ Vance D. Fiegel

                                    Vance D. Fiegel
                                    President and Principal
Accounting
                                      Officer