Form 10KSB
period 1995-12-31
SURGIDYNE INC
filed 1996-04-01
CIK 745788

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-KSB
(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE
ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31,
1995
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
Commission File Number: 33-13058-C
                             SURGIDYNE, INC.
             (Name of small business issuer in its charter)
                         Minnesota
                            58-1486040
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer
Identification Number)
9909 South Shore Drive
Minneapolis, MN                                 55441
(Address of principal executive offices)     (Zip Code)
Issuer's telephone number (612) 595-0665
Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
(Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter period
that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   X  YES        NO
Check if there is no disclosure of delinquent filers in response to
Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge.  In definitive proxy or
information statements
incorporated by reference in Part III of the Form 10-KSB or any amendment to this
Form 10-KSB.  X
Issuer's revenues for the year ended December 31, 1995 were
$691,471.
The aggregate market value of the voting stock held by
non-affiliates of the
Registrant as of February 23, 1996 was approximately $234,704
(based on a price of
$.06, the bid price of the local over-the-counter market.)  For purposes of this
calculation, all Directors and Executive Officers of the Registrant have been deemed affiliates.
4,537,913 shares of Common Stock, no par value, were outstanding at
February 23,
1996
DOCUMENTS INCORPORATED BY REFERENCE  NONE
This Form 10-KSB consists of 26 pages (including exhibits). The index to exhibits is set forth on page 23.

PART 1

ITEM 1.           DESCRIPTION OF BUSINESS

General

Surgidyne, Inc. (the "Company"), a Minnesota corporation, designs, develops, manufactures and markets specialty medical and surgical wound drainage products.
The Company was incorporated in Minnesota in March, 1984, and is successor by merger to a corporation of the same name which was incorporated in Georgia in
September, 1982. The Company's executive offices are located at 9909 South
Shore Drive, Minneapolis, Minnesota 55441 (612-595-0665).

Products

The Company's current product lines are comprised of VariDyne microelectronic battery powered suction systems for postoperative wound drainage, including orthopedic wound drainage and autotransfusion, disposable SABER and SCEPTRE bulb evacuators for closed wound suction, and disposable products for use with the above systems. In 1990, the Company entered into agreements with Baxter
Healthcare Corporation (Baxter) for the development, license, manufacture and sale of an autotransfusion system under their Jackson-Pratt (J-P) trademark. The manufacturing agreement provides for Baxter to pay an agreed upon price for the product. This agreement expired December 31, 1993 and the Company is currently manufacturing under a order/bid basis. The development and license agreement calls for a 20% royalty on the net sales by Baxter to their customers of autotransfusion system products until total royalties paid equal $2,000,000. The
Company began providing contract manufacturing, packaging services and limited component sales for original equipment manufacturers in 1994 and has expanded this area of production. In 1995, the Company began development of new medical related products to broaden it's current product line. In 1996, the Company plans to begin further development on additional lines in the medical related products area.

Marketing and Distribution

The Company's basic products are sold through a network of independent dealers, with thirteen domestic dealers and five international dealers. The Company sells directly to hospital accounts in the United States in areas without dealer representation. The Company does not employ an outside sales force and is largely dependent upon its dealers for sales and service to hospital accounts. The Company has contracts with Baxter providing Baxter with exclusive worldwide rights to marketing of the J-P Autotransfusion products, and nonexclusive rights to worldwide marketing, with the exception of Italy, of the wound drainage products.
Restructuring within Baxter has resulted in a loss of momentum in the national marketing of the Company's products and the Company has no immediate expectations that Baxter marketing efforts will result in increased sales. Internationally, the
Company's products are sold through five dealers located in Canada, Puerto Rico, the United Kingdom, France and Italy.

The Company's business is not seasonal in nature. The Company typically does not provide extended payment terms to customers and, has had satisfactory collections of accounts receivable. Sales are usually made on a net 30 day basis. Sales orders from the exclusive dealer in Italy are done by irrevocable letter of credit in U.S.
dollars for all orders totalling $5,000 or more.

Suppliers

The Company purchases all components for its products from outside suppliers and has some components manufactured to its specification. The Company is dependent upon such suppliers for a readily available supply of necessary components. The
Company has single sources of supply for some of its critical components.
Management has determined that developing and maintaining additional sources for all critical components is not cost effective. The Company is unaware of any difficulty experienced by its suppliers in obtaining raw materials for component manufacture. The Company has no written agreements with its suppliers, other than purchase orders. Most suppliers sell to the Company on standard credit terms, while some sell on a collect-on-delivery basis.

Patents and Trademarks

The Company has patents covering its SABER Bulb Evacuator and on its 3C System.
There can be no assurance that these patents will be of material benefit to the
Company.

Major Customers

Net sales to international customers for the years ended December
31, 1995 and 1994
totalled $175,612 and $224,488 respectively, representing approximately 25% and 33% of the Company's sales. Chirmed, S.R.L., located in Sassari, Italy, accounted for
18% and 25% of total net sales for the 1995 and 1994, respectively.

Baxter accounted
for 15% and 8% of total net sales in 1995 and 1994, respectively.
The loss or material
reduction of business from these customers could adversely affect future net sales levels.

Competition

The hospital market for disposable suction drainage products is highly price competitive. The only direct competition known to the Company in the market for battery-powered, variable closed wound suction drainage systems is Stryker
Corporation. Its Constavac unit was introduced in 1985 and is primarily used as a replacement for manual closed wound suction drainage systems. Competitors in post-operative orthopedic autotransfusion with direct reinfusion products include
Stryker Corporation; Davol, a subsidiary of C.R. Bard; Boehringer
Laboratories;
Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company and Gish
Biomedical,
Inc. The Company's products are designed to provide significant enhancements to existing products in its specific market niche.

Research and Development

For the fiscal years ended December 31, 1995 and 1994 the Company incurred research and development expenditures of $11,070 and $29,736, respectively. The low level of research and development expenditures are attributable to the maturing of marketed products and cash flow constraints. The Company is expected to increase research and development expenditures as funds become available.

Government Regulation

The Company's products are classified as Class I and II medical devices under the
Medical Device Amendment to the Federal Food, Drug and Cosmetic Act
(the "Act").
As such, they are subject to regulation by the United States Food and Drug
Administration (FDA), which has the power to approve medical devices before sale, remove medical devices from the marketplace if found to be unsafe or ineffective, and control plant conditions to assure product quality. No government approval, other than FDA premarket approval, is required for sale and use of the Company's products in the United States, Puerto Rico and the United Kingdom. The Company has FDA 510(k) exemption for all marketed products, including VariDyne Vacuum
Controllers and collection systems, SABER and SCEPTRE Bulb Evacuators, and J-P autotransfusion products. The VariDyne Vacuum Controller Models 140 and 350 have been approved by the Canadian Standards Association.

Employees

At December 31, 1995, 7 full-time persons were employed by the Company. None of the Company's employees are represented by a labor union. The
Company has
experienced no work stoppages and believes that its employee relations are good.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company's administrative headquarters, research and development, production and warehousing operations are located in a single building in Minneapolis,
Minnesota. This facility comprises approximately 7,000 square feet, which the
Company leases for approximately $3,000 per month through November, 1998.
Management considers that this property is sufficient for its present operations.

ITEM 3.           LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property subject to, any material pending legal proceedings, nor any material legal proceedings known to be contemplated by governmental authorities or others.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter ended
December 31, 1995.
                              PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

                  MATTERS

The following table sets forth for the fiscal period indicated, the high and low bid prices as reported in the local over-the-counter market in Minneapolis, Minnesota, by Summit Investments Corporation. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


             Bid Price Range

    1995                    1994
                          Fiscal Period
High        Low          High         Low
                         First quarter                        $
 .25    $    .05       $  .50      $   .19
                         Second quarter
 .15         .05          .44          .25
                         Third quarter
 .15         .05          .38          .13
                         Fourth quarter
 .16         .06          .25          .06

On February 23, 1996, the bid price for the common shares as reported in the local over-the-counter market was $.06 and the Company had 424 holders of record of its common shares. Although the shares are reported in the local over-the-counter market, there was limited sales activity.

The Company has not paid cash dividends on its common shares and does not plan to pay cash dividends to its shareholders in the immediate future. On December 1,
1993, the Company's debenture holders elected to convert the face value of the debentures into 1,600,000 shares of unregistered Series A preferred stock at $.25 per share. Commencing January 1, 1994, the preferred shareholders are entitled to a dividend equal to 3% of net sales. The dividend in a given year is limited to 50% of the Company's net income. Cumulative dividends cannot exceed $210,000. In
1995, the Company accrued dividends to preferred shareholders of $437.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations - 1995 compared to 1994

Net Sales. Net sales for the year ended December 31, 1995 increased by $17,809 as compared to the same period in 1994 primarily as a result of increased sales to
Baxter. Baxter sales increased from $53,893 in 1994 to $105,161 in 1995. Sales to
Baxter are expected to continue to increase in 1996 as Baxter begins to replenish their inventory levels of the Company's products.
Gross Profit. Gross profit, expressed as a percentage of sales, increased from 24% in 1994 to 34% in 1995. This increase is due primarily to a reduction in manufacturing overhead expenses.
Operating Expenses. Operating expenses decreased from $326,402 in 1994 to
$223,519 in 1995. This decrease is due primarily to elimination of certain salaried positions and a reduction in outside services. This downsizing was dictated by unprofitable operations and cash flow constraints.
Other Income (Expense). Other income (expense) decreased from a net expense of
$14,402 in 1994 to $10,007 in 1995. This decrease is attributed primarily to lower interest expense on notes payable due to the reduction of principal balances from the conversion to common stock subscriptions and cash payments.

Results of Operations - 1994 compared to 1993

Net Sales. Net sales for the year ended December 31, 1994 increased by $32,872 as compared to the same period in 1993 primarily as a result of increased international sales. International sales increased from $153,938 in 1993 to $224,488 in 1994, of which approximately $107,000 and $169,000 represented sales to the Company's dealer in Italy in 1993 and 1994 respectively.
Gross Profit. Gross profit, expressed as a percentage of sales, decreased from 25% in 1993 to 24% in 1994. These low profit margins are due primarily to idle capacity in manufacturing due to low volume of production, which results in the allocation of overhead expenses over a small number of manufactured products. Operating Expenses. Operating expenses increased from $309,539 in 1993 to
$326,402 in 1994. This increase is due primarily to an increase of approximately
$58,000 in outside services offset by a decrease of approximately $44,000 in rent and utility expenses.
Other Income (Expense). Other income (expense) decreased from income of $3,418 in 1993 to an expense of 14,402 in 1994. This decrease is due primarily to a gain on sale of equipment to Baxter in 1993.

Liquidity and Capital Resources

At December 31, 1995 the Company had working capital of $183,176 compared to working capital of $5,837 at December 31, 1994. This increase in working capital is primarily attributed to proceeds received from a private placement offering, an increase of $40,371 in accounts receivable, a decrease of $63,415 in accounts payable, which included the conversion of $35,546 into a note payable and a decrease of $76,365 in notes payable in 1995 as compared to 1994.

In 1995, net cash used in operating activities was $7,777, resulting primarily from increases in accounts receivables, decreases in accounts payable and accrued expenses, offset by a decrease in inventories.

Capital expenditures in 1995 were $9,240 and are expected to increase in 1996 as the
Company has tooling developed for new products and product modifications.

The ability of the Company to continue as a going concern and its short-term liquidity is dependent upon obtaining additional debt and/or equity financing to fund future development and operations. During 1995, The Company converted $50,264 of principal and accrued interest into 670,187 shares of common stock subscriptions.
The Company has made changes to it's current product lines and plans to add additional products in order to offer a more complete and competitive line. In addition, the Company is investigating several other new products which are at various stages of development. In January, 1996, the Company completed a private placement equity offering to raise capital. The Company has raised $118,230 in connection with this offering, which has and will provide working capital to begin development on a new product line for the Company. Additional funding will be required in 1996 for further development, the purchase of tooling and the implementation of marketing efforts.

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations.
Increased sales volumes in 1996 depend largely on increased business from contract manufacturing, increased sales from existing and new products and royalties from
Baxter from sales to its customers. Contract manufacturing revenues are expected to increase slightly in 1996 as existing customers increase sales volumes. Baxter revenues are expected to increase as the Company begins production on new orders.

Issued but Not Yet Adopted Standard

In October 1995, the Financial Accounting Standards Board issued
Statement of
Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which establishes new standards for stock based employee compensation plans. Statement No. 123 is effective for the fiscal year ending
December 31, 1996. The Company does not intend to adopt Statement No. 123 in measuring expense, however it will present the proforma disclosures and those proforma amounts will likely be less than the amounts shown in future statements of operations.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           SURGIDYNE, INC.




CONTENTS


PAGE


INDEPENDENT AUDITOR'S REPORTS
  ON THE FINANCIAL STATEMENTS
       8



FINANCIAL STATEMENTS

      Balance sheets
       9
      Statements of operations
      11
      Statements of stockholders' equity
      12
      Statements of cash flows
      13
      Notes to financial statements
      14

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Surgidyne, Inc.
Plymouth, Minnesota


We have audited the accompanying balance sheets of Surgidyne, Inc.
as of December
31, 1995 and 1994, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgidyne, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is dependent upon obtaining additional debt or equity financing to fund future development and operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                McGLADREY & PULLEN,
LLP

Bloomington, Minnesota
February 16, 1996

SURGIDYNE, INC.
BALANCE SHEETS




December 31,                                      1995
       1994



ASSETS



Current Assets
      Cash and cash equivalents           $      43,297
$      11,921
      Accounts receivable, less allowance for doubtful
        accounts of $4,000 (Note 11)            106,236
      65,865
      Inventories (Note 3)                      167,655
     212,050
      Prepaid expenses                            4,428
       3,652


          Total current assets                  321,616
     293,488



Furniture and Equip, at cost (Notes 4 and 9)    360,257
     351,017
      Less accumulated depreciation             312,244
     301,325

                                                 48,013
      49,692


Other Assets
      Patents, trademarks, and debt issuance costs, net of
        accumulated amortization of $29,725 in 1995 and
        $27,159 in 1994                          12,095
      14,661
      Deposits                                    3,529
       3,529

                                                 15,624
      18,190


                                          $     385,253
$     361,370


See Notes to Financial Statements.

December 31,                                          1995
             1994



LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
       Notes payable to officers
         and directors (Note 5)               $        19,605
    $         57,616
       Notes payable (Note 5)                          11,646
              50,000
       Current maturities of long-term debt             6,406
               6,406
       Accounts payable                                62,509
             125,924
       Accrued expenses                                38,274
              47,705

           Total current liabilities                  138,440
             287,651



Long-Term Debt, less current
       maturities (Notes 5 and 9)                      38,641
               9,599



Commitments and Contingencies (Notes 9 and 10)


Stockholders' Equity (Notes 5, 6 and 7)
       Series A Preferred stock, 1,600,000 shares authorized and
issued,
         $400,000 liquidation preference              400,000
             400,000
       Common stock, no par value; authorized 18,400,000 shares;
issued
         and outstanding 4,537,913 and 4,453,913 shares
         in 1995 and 1994, respectively             4,286,086
           4,265,086
       Common stock subscriptions; 1,914,850 shares subscribed
         in 1995 and 84,000 in 1994                   143,614
              21,000
       Accumulated deficit                          (4,621,528)
         (4,621,966)

           Total stockholders' equity                  208,172
              64,120


                                              $        385,253
    $        361,370

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS




Years Ended December 31,                              1995
             1994



OPERATIONS




Net sales (Notes 10 and 11)                   $     691,471
    $      673,662
Cost of goods sold                                  457,070
           511,400

         Gross profit                               234,401
           162,262


Operating expenses
       Research and development                      11,070
            29,736
       Sales and marketing                           52,496
            59,161
       General and administrative                   159,953
           237,505

         Total operating expenses                   223,519
           326,402


           Operating income (loss)                   10,882
           (164,140)

Other income (expense)
       Interest income                                  194
                462
       Interest expense (Note 5)                    (10,201)
            (14,864)


           Net income (loss)                  $         875
    $      (178,542)

           Net income (loss) per share        $         -
    $          (.04)

           Weighted average common shares
             outstanding                            7,553,867
           4,474,913


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY




Years Ended December 31, 1995 and 1994



                                                        Common
                    Preferred        CommonStock         Stock
Accumulated
                      Stock      Shares      Amount    Subscribed
  Deficit      Total



Balance,
 December 31, 1993 $ 400,000   4,453,913  $ 4,264,959  $    -   $
(4,443,424) $ 221,535
Shares subscribed in lieu of
 interest payment on
 convertible debentures
 (Note 5)                      -               -                -
      21,000            -           21,000
Issuance of warrants
 (Note 7)                      -               -               127
             -          -                127
Net loss                        -               -
- -               -   (178,542)  (178,542)

Balance,
 December 31, 1994   400,000   4,453,913     4,265,086    21,000
(4,621,966)     64,120
Subscribed shares
 issued                        -            84,000          21,000
  (21,000)        -               -
Shares subscribed in lieu of
 notes payable and accrued
 interest to directors
 (Note 5)                     -               -                  -
       50,264          -           50,264
Shares subscribed pursuant to
 private placement
 (Note 2)                     -               -                  -
       93,350          -           93,350
Preferred stock dividends
 (Note 6)                     -               -                  -
          -            (437)         (437)
Net income                   -               -                  -
          -             875            875

Balance,
 December 31, 1995 $ 400,000  4,537,913 $ 4,286,086 $ 143,614
$(4,621,528) $ 208,172

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31,                        1995
             1994
Cash Flows from Operating Activities
      Net income (loss)                     $     875
       $   (178,542)
      Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
         Depreciation and amortization         13,485
             12,911
       Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                  (40,371)
             20,168
         Inventories                           44,395
             35,297
         Prepaid expenses                        (776)
              3,894
       Increase (decrease) in:
Accounts payable and accrued expenses         (25,385)
             27,757
Net cash used in operating activities          (7,777)
            (78,515)
Cash Flows from Investing Activities
       Capital expenditures                    (9,240)
            (13,869)
       Purchase of other assets                   -
               (248)
Net cash used in investing activities          (9,240)
            (14,117)
Cash Flows from Financing Activities
Proceeds from common stock subscriptions       93,350
                -
      Proceeds from issuance of notes payable     -
             50,000
      Proceeds from issuance of warrants          -
                127
      Principal payments on notes payable     (38,452)
                -
      Principal payments on capital leases     (6,505)
             (6,940)
Net cash provided by financing activities      48,393
             43,187
Incr. (decr.) in cash and cash equivalents     31,376
            (49,445)
Cash and Cash Equivalents:
      Beginning                                11,921
             61,366
      Ending                           $       43,297
        $    11,921
Supplemental Disclosures of Cash Flow Information
      Cash payments for interest       $        8,917
        $     3,122
Supplemental Schedule of Noncash Financing Activities
      Accrued expenses exchanged for
        common shares subscribed       $          -
        $    21,000
      Issuance of common shares subscribed     21,000
                -
      Notes payable and accrued expenses exchanged for
        common shares subscribed               50,264
                -
      Equipment purchased on capital lease        -
             16,772
      Notes payable issued in exchange
        for accounts payable                   35,645
                -


See Notes to Financial Statements.

Note 1.           Nature of Business and Significant Accounting
Policies

Nature of business: Surgidyne, Inc. (Company) designs, develops, manufactures and markets specialty medical and surgical wound drainage products.

The Company
sells its products primarily on a credit basis throughout the United States and
Europe.

A summary of the Company's significant accounting policies follows:

Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all cash and any Treasury bills, commercial paper and money market funds with an initial maturity of three months or less to be cash equivalents.

Inventories:  Inventories are stated at the lower of cost
(first-in, first-out method)
or market.

Net income (loss) per share: Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Common stock equivalents, consisting of options and warrants are not included in this calculation as their effect would be antidilutive. In 1995, the convertible preferred stock is included in this calculation.

Patents and trademarks: Patent and trademark costs have been capitalized and are being amortized over 17 years using the straight-line method.

Furniture and equipment: Furniture and equipment is carried at cost. Depreciation is provided for on the straight-line method over estimated useful lives of three to five years.

Research and development costs: Expenditures for research and development activities, whether performed by the Company or performed by outside parties under contract, are charged to operations as incurred.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operation loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all or the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair value of financial instruments: The fair value of the notes payable and long-term debt are estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying amount of these obligations approximates fair value.

Management estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.   Going Concern

The ability of the Company to continue as a going concern and its short-term liquidity is dependent upon obtaining additional debt and/or equity financing to fund future development and operations. During 1995, the Company converted $50,264 of principal and accrued interest into 670,187 shares of common stock subscriptions.
The Company has made changes to it's current product lines and plans to add additional products in order to offer a more complete and competitive line. In addition, the Company is investigating several other new products which are at various stages of development. In January, 1996, the Company completed a private placement equity offering to raise capital. The Company has raised $118,230 at $.075 per share in connection with this offering, which has and will provide working capital to begin development on a new product line for the Company.

Additional
funding will be required in 1996 for further development, the purchase of tooling and the implementation of marketing efforts. Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes in 1996 depend largely on increased business from contract manufacturing, increased sales from existing and new products and royalties from Baxter Healthcare Corporation from sales to its customers. Contract manufacturing revenues are expected to increase slightly in
1996 as existing customers increase sales volumes. Baxter revenues are expected to increase as the Company begins production on new orders (see
Note 10).

Note 3.           Inventories

Inventories consisted of the following:

                                                     1995
  1994
Component parts and
 subassemblies                                  $     110,229    $
  131,800
Work-in-process                                        10,489
    30,790
Finished goods                                         56,937
    79,460
Less obsolescence reserve                             (10,000)
   (30,000)

                                                $     167,655    $
  212,050

Note 4.           Furniture and Equipment

Furniture and equipment consisted of the following:

                                                     1995
   1994

Furniture, fixtures
 and equipment                                  $     230,300    $
  230,300
Tooling and molds                                     117,757
   108,517
Automobiles                                            12,200
    12,200

                                                $     360,257    $
  351,017

Note 5.           Notes Payable

Notes payable to related parties: The Company has short-term notes payable outstanding with a certain officer and director which bears interest at 15%. The balance of $19,605 is due on demand. In 1995, the Company exchanged two notes plus accrued interest totaling $50,264 for common stock at $.075 per share, or
670,187 subscribed shares. Related party interest expense was approximately
$3,900 and $8,200 in 1995 and 1994, respectively.

Notes payable: The Company has a 12% short-term note payable, secured by a certain customer receivable. The balance of $11,646 is due in 1996 when the
Company receives payment from the customer.

Debentures: The Company sold $400,000 of debentures under a private placement offering dated in October, 1988. Interest was payable on the unpaid balance semi-annually on June 1 and December 1.

In 1994, the Company offered the debenture holders the option to receive shares of common stock at $.25 per share in lieu of the December 1, 1993 interest payment.
Accordingly, 84,000 shares of common stock were subscribed in lieu of $21,000 of interest payments. In 1995, 84,000 shares of common stock were issued.

Long-term debt: In 1995, the Company converted an accounts payable balance of
$35,546 into a non-interest barring note payable due in a single installment on
January 1, 1997.

Note 6.       Series A Preferred Stock

On December 1, 1993, the debenture holders elected to convert the face value of the debentures into 1,600,000 shares of unregistered Series A preferred stock at $.25 per share. The preferred shareholders are entitled to a dividend equal to 3% of net sales. The dividend in a given year is limited to 50% of the Company's net income.

Cumulative dividends cannot exceed $210,000. In 1995, the Company accrued $437 for dividends on net income.

The preferred stock is convertible into common stock on a one for one basis, subject to certain anti-dilutive adjustments. The preferred stock is automatically convertible into common stock upon the occurrence of any of the following:

 * The Company's common stock price is traded at a bid price of $.50 or more for thirty consecutive trading days;

 * The preferred shareholders have received the cumulative dividends specified above.

 * Two-thirds of the preferred shareholders elect to convert their preferred stock.

Note 7.   Stock Options and Warrants

Issued but not yet adopted:  In October 1995, the Financial
Accounting Standards
Board issued Statement of Financial Accounting Standards No. 123,
"Accounting for
Stock-Based Compensation" which establishes new standards for stock based employee compensation plans. The Statement establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of APB Opinion No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. Entities that elect to continue under Opinion No. 25 must disclose pro forma net income and earnings per share for all years presented as if Statement No. 123 had been adopted.
Statement No. 123 is effective for the fiscal year ending December
31, 1996.  The
Company does not intend to adopt Statement No. 123 in measuring expense, however it will present the proforma income and earnings per share amounts and such amounts will likely be less than the amounts shown in future statements of operations.

Incentive stock options:  The Company maintains a 1986 Incentive
Stock Option Plan.

The plan provides for issuance of up to 195,000 shares of common stock to selected management and other key employees of the Company.

Under the Plan, the exercise price cannot be less than 100% of the fair market value of the common stock on the date the option is granted. Options are fully vested upon issuance and are exercisable over a five year period from date of grant. Information with respect to incentive stock options granted as of December 31, 1995 is summarized as follows:

Aggregate
                                                 Option Price
 Exercise
                                 Shares           Per Share
  Price


Outstanding at
 December 31, 1993                100,000         $.1875/.25
$       21,875
Granted                              -                  -
         -
Cancelled                         (10,000)           $.1875
       (1,875)

Outstanding at
 December 31, 1994                 90,000         $.1875/.25
$       20,000
Granted                              -                  -
         -
Cancelled                            -                  -
         -

Outstanding at
 December 31, 1995                 90,000         $.1875/.25
$       20,000

Warrants: The Company has granted warrants for the purchase of shares of the
Company's common stock to directors, medical advisors and certain debt and equity holders. The warrants are fully vested upon issuance and expire in varying amounts through 1999. Information with respect to warrants granted as of December
31, 1995 is summarized as follows:


                       Aggregate

     Option Price       Exercise
                                                          Shares
      Per Share           Price
Outstanding at
 December 31, 1993                                      1,115,000
    $.10625/.50     $   257,344
Granted                                                   185,000
    $.1865/.375          53,438
Cancelled                                                 (70,000)
       $.50            (35,000)

Outstanding at
 December 31, 1994                                      1,230,000
    $.10625/.375    $  275,782
Granted
 -                     -                  -
Cancelled
(160,000)              $.25        (40,000)

Outstanding at
 December 31, 1995                                      1,070,000
    $.10625/.375    $  235,782

For 1995 and 1994, there was no compensation expense recorded on the issuance of options or warrants as they were issued at or above quoted market prices.

Note 8.    Income Taxes

Deferred tax assets consisted of the following:


               1995               1994

Depreciation
          $     2,000         $     2,000
Allowance for inventory
 obsolescence
                1,000               5,000
Other
                3,000               3,000
Net operating loss
 carryforwards
              665,000           661,000
Tax credit carryforwards
               42,000         42,000

Gross deferred tax assets
          713,000           713,000
Less valuation allowance
           713,000           713,000


Net deferred tax
 assets
                 $    -          $      -

During the years ended December 31, 1995 and 1994 the Company recorded a valuation allowance of $713,000 on deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. The Company's income tax expense differed from the statutory federal rate as follows:

                                                    1995
  1994

Statutory rate applied to
 income (loss) before tax                      $        -       $
   (62,000)
State income tax net of
 federal tax benefit                                    -
    (9,000)
Change in valuation
 allowance                                              -
    29,000
Effect of graduated tax rates                           -
    42,000

                                               $         -      $
      -

The Company has tax net operating loss and credit carryforwards at December 31,
1995 which are available to reduce income taxes payable in future years. These carryforwards and credits will expire as follows:

                                            Operating          Tax
Credit
                                            Loss Carry-
Carry-
       Year                                   forwards
forwards

       1998                              $         12,000       $
      900
       1999                                       324,000
   22,600
       2000                                       226,000
   13,700
       2001                                       819,000
    4,600
       2002                                     1,128,000
     -
       2003                                       995,000
     -
       2004                                       407,000
     -
       2005                                       144,000
     -
       2006                                         4,000
     -
       2007                                          -
     -
       2008                                       164,000
     -
       2009                                       187,000
     -
       2010                                        21,000
     -

                                         $     4,431,000        $
   41,800

Note 9.           Leases

Operating leases: The Company leases its office and warehouse facilities under a noncancellable operating lease. The lease requires monthly payments of $3,281 through November, 1998. Rent expense was approximately $42,000 in 1995 and 1994, respectively.

Capital leases: The Company leases equipment under capital leases discounted at rates of 13.9% to 16.3%, due in monthly installments of $300 to $340 to February,
1998.

Approximate future minimum lease payments under capital leases and the aggregate present value of the net leases payments are as follows:

 Years Ending:

    1996                                                  $
6,200
    1997
4,100
    1998
3,400
 Total minimum payments                                 13,700
 Less amounts representing interest                   4,199

   9,501
 Less current maturities                                    6,406
                                                            $
  3,095

The following is a summary of equipment under capital leases at December 31, 1995:


                                               1995
Cost
                                      $   16,615
Less accumulated depreciation
                                8,697



                                        $     7,918

Note 10.     Baxter Contract

In 1990, the Company entered into agreements with Baxter for the development, license, manufacture and sale of an autotransfusion system. The manufacturing agreement provided that Baxter pay an agreed upon price for the product. This agreement expired December 31, 1993, and the Company is currently manufacturing product on a bid/order basis.

The development and license agreement calls for a 20% royalty on the net sales by
Baxter to their customers of autotransfusion products until total royalties paid equal
$2,000,000. As of December 31, 1995 cumulative royalties paid amounted to approximately $160,000.

In addition, the Company has committed to pay a portion of the manufacturing revenues and royalties received to certain common and preferred shareholders. A summary of royalty activity under this contract was as follows
(approximate
amounts):

                                                1995
   1994

Manufacturing revenues
 and royalty income                         $   110,000
$    51,000

Royalty expense                             $     4,000
$     2,500

Note 11.          Major Customers and Export Sales

Major customers: Net sales for the year ended December 31, 1995 and 1994 include sales to major customers as follows:

                                                         Sales
Percentage
 Company                                                1995
    1994


   A*                                                     18%
      25%
   B                                                      15%
      8%




      Year End Receivable Balances
 Company
        1995               1994

   A*
         $     17,652       $       -
   B
                18,876             16,576

* International customer, representing 70% and 75% of export sales in 1995 and
1994, respectively.

Export sales: Net export sales to international customers were $175,612 and $224,488 in 1995 and 1994, respectively.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                       PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following seven persons serve as directors of the Company:

      Name                Age          Position            Director

          Term*
                                                            Since
Charles B. McNeil         66     Director, Executive
                                 Vice President and
                                 Treasurer                 1982
Theodore A. Johnson       55     Chief Executive Officer
                                 and Chairman              1985
David B. Kaysen           46     Director                  1988
William F. Gearhart       48     Director and Secretary    1984
Arthur W. Schwalm         63     Director                  1984
Vance D. Fiegel           42     President and Director    1995
David Knighton, M.D.      47     Director                  1994

    * These directors will serve until the next annual meeting of the shareholders.

Charles B. McNeil, founder of the Company, has over 30 years experience in the health care industry. He has served as Executive Vice President of the Company for the past six years and served as President of the Company from its incorporation in
1982 until 1988. He served as Vice President and General Manager of the Inmed and
Bittner Medical and Home Health Division of Inmed Corporation,
Norcross, Georgia.
Prior to joining Inmed, he was employed for 18 years by Davol, Inc., Providence,
Rhode Island, where he directed product development for seven years. New products he successfully developed at Davol include numerous disposable surgical devices such as the Reliavac Closed Wound Suction Device, surgical drains and disposable surgical suction devices.

Theodore A. Johnson, Chairman of the Board and Chief Executive
Officer since
January, 1995 of Surgidyne, Inc., is also President, CEO and
Director of the
Minnesota Cooperation Office for Small Business and Job Creation, Inc. (MCO), a non-profit corporation formed in 1979 to foster job creation through assisting the start-up and growth of innovative, technological ventures in Minnesota. Prior to joining MCO, Mr. Johnson spent eight years at Control Data Corporation and twelve years at DATA 100 Corporation in a number of different technical, marketing and management positions. He currently serves as Chairman of the Board of
International Lottery and Totalizator Systems, Inc., a NASDAQ listed company in
California. In addition, he serves on the boards of directors of three private companies and two venture capital funds and is also an active investor and advisor to a number of emerging companies around the United States.

Vance D. Fiegel, President and Director of Surgidyne, Inc. since January 1995, is also Chief Operating Officer and the Director of Research at Embro Corporation, a biomedical research and development company specializing in wound healing products and vascular devices. At Embro, he directs corporate operations and new product development. He is a founder of Embro as well as the National Reparative Medicine
Foundation where he serves as Director and Executive Vice President. Prior to founding Embro, Mr. Fiegel held various positions at the University of Minnesota, ultimately directing research in the field of wound healing where he has published over fifty papers in national and international journals.

David B. Kaysen, Director, is an experienced healthcare executive with over 20 years involvement in medical products sales and marketing. He is currently
President, CEO of Rehabilicare, Inc.. From 1991 to 1992 he served as Vice President of Emoritis Corporation. From 1989 to 1991 he served as Vice President of Salos/Marketing for HDM Corporation. From 1988 to 1989, he served as the President and
CEO and Director of Surgidyne, Inc. From 1986 to 1988, Mr. Kaysen was Vice
President of Marketing for Red Line/XVIIIB Medi Mart, Minneapolis,
Minnesota.

William F. Gearhart, Director and Secretary, is Vice President Sales and Marketing for Schneider (USA), Inc. He was previously Director of Marketing for St. Jude
Medical, and Director of Sales and Marketing for the clinical division of Sandoz
Nutrition Corporation.  Mr. Gearhart was President and COO of
MedVentures, Inc.
from 1987 to 1990, and from 1985 to 1987 was Chairman and President of Competitive
Business Strategies, a developer of strategic planning software, and Vice President of Alpha Business Group, Inc., a business consulting service to start-up medical companies.

Arthur W. Schwalm, Director, was founder of Cardiac Pacemakers,
Inc. (CPI) in
1972 and served as President and Chief Executive Officer for 10 years. CPI was sold to Eli Lilly in 1978. Mr. Schwalm served as Chairman of the Board until 1983. Mr.
Schwalm also serves on the board of directors of Orthofix, Inc. (Dallas, Texas) and serves as its chairman. He also serves on the board of directors of Orthofix
International N.V. (Cueracao, Netherlands Antiller). He is an active investor in a number of new ventures, primarily in the medical device area.

David R. Knighton, M.D., Director and Chairman of the Company's Medical/Scientific Advisory Board. He is currently a practicing vascular surgeon in the Twin Cities, Medical Director of the Institute for Reparative Medicine, and
President and CEO of Embro, Inc.  Dr. Knighton founded Curative
Technologies,
Inc., an international wound healing company which specializes in formation and management of Wound Care Centers. In addition to his recognized expertise in clinical wound care, Dr. Knighton is an experienced basic science researcher in the field of wound repair and wound healing angiogenesis.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid or accrued by the Company for services rendered during the years indicated to its executive officer serving in the capacity as the CEO.

    Long-Term Compensation
                                      Annual Compensation
  Awards      Payouts
                                                       Other
           Securities              All
                                                       Annual
RestrictedUnderlying          Other
Name and Principal                                Compen-Stock
 Options/   LTIP Compen-
Position                 Year  Salary  Bonus  sation  Award(s)
SARs (#)  Payouts sation
*Charles B. McNeil
(Exec. Vice Pres.)  1995$35,500 $ -        $ -        $   -
   -            $  -     $    -
                             1994 66,000    -          -
  -           -               -           -
                             1993 66,000    -          -
  -         20,000          -          -

* Vance D. Fiegel is employed by the Company part-time and although
Theodore A.
Johnson, who is a non-employee of the Company, has the title of CEO, Charles B.
McNeil has served in that capacity. Mr. Johnson does not receive compensation from the Company.

The following table provides information with respect to option/SAR grants for the year ended December 31, 1995:

Name                    Number of Secu-  % of Total Options/
                        rities Underly-  SARs Granted to Em-
                         ing Options/     ployees in Fiscal
Exercise or Base  Expira-
                       SARs Granted (#)         Year
Price ($/Sh)   tion Date
Charles B. McNeil               -                      -
$         -                -

The following table provides information with respect to stock option exercises in fiscal 1995 by the named executive officers and the value of such officers' unexercised options at December 31, 1995.

Aggregate Option Exercises in Last Fiscal Year and Year-End Option
Values
Shares Number of Value of Unexercised
Acquired Unexercised Options In-the-Money Options
on Value at Year-End at Year-End
Name             Exercise Realized Exercisable Unexercisable
Exercisable Unexercisable

Charles B.
McNeil                 -     $   -           60,000              -
       $     -      $      -

Compensation of Directors
The Company does not provide cash remuneration to its directors.

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tables presents certain information with respect to each shareholder known by the Company to own beneficially 5% or more of its outstanding common shares and for each Director and Officer as of February 23, 1996. Each shareholder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a footnote.

                                               Amount and Nature of
Name and Address of Beneficial           Owner Beneficial Owner
     Percent of Class
All Directors and Officers as a group
(7 people in group)                                    2,421,353 1
                          38.9%

Rose W. Totino and Leonard M. Addington, Joint Tenants
6172 Heather Circle
Fridley, MN  55432                                     1,126,016 2
                          16.4%

Theodore A. Johnson                                      968,208 3
                          14.0%

Charles B. McNeil
9909 South Shore Drive
Minneapolis, MN  55441                                   661,852 4
                          10.3%

Arnold Leonard and Mary Leonard, Joint Tenants
5212 Colonial Drive
Minneapolis, MN  55416                                   466,356 5
                           7.4%

Arthur W. Schwalm                                        455,293 6
                           6.9%

David Kaysen                                             130,000 7
                           2.1%

David R. Knighton, M.D.                                  106,000 8
                           1.7%

William F. Gearhart                                      100,000 9
                           1.6%

Vance D. Fiegel                                                -
                              -

******************************
1 Includes 845,000 shares issuable pursuant to options and warrants which are currently exercisable, 80,000 of Series A convertible preferred stock and 870,173 shares of subscribed stock.
2 Includes 400,000 shares issuable pursuant to convertible debentures and 333,333 shares of subscribed stock.
3 Includes 170,000 shares issuable pursuant to warrants which are currently exercisable, 60,000 of Series A convertible preferred stock and 534,880 shares of subscribed stock. Does not include 27,300 shares held by Minnesota Cooperation
Office, of which Mr. Johnson is President.
4 Includes 260,000 shares issuable pursuant to options and warrants which are currently exercisable.
5 Includes 75,000 shares issuable pursuant to warrants which are currently exercisable and 133,333 shares of subscribed stock.
6 Includes 100,000 shares issuable pursuant to warrants which are currently exercisable and 335,293 shares of subscribed stock.
7 Represents 130,000 shares issuable pursuant warrants which are currently exercisable.
8 Includes 85,000 shares issuable pursuant to warrants which are currently exercisable, 20,000 of Series A convertible preferred stock.
9 Represents 100,000 shares issuable pursuant warrants which are currently exercisable.

The following tables presents certain information with respect to each shareholder
known by the Company to own beneficially 5% or more of its
outstanding Series A
Preferred Stock shares and for each Director and Officer as of
February 23, 1996.
Each shareholder has sole voting and investment power with respect to the shares
shown as beneficially owned, except as otherwise indicated in a footnote.
                                                       Amount and
Nature of
Name and Address of Beneficial Owner                     Beneficial
Owner           Percent of Class
Rose W. Totino and Leonard M.
  Addington, Joint Tenants
400,000                         25.0%
Samuel M. Joy
828 Ridge Place
Mendota Heights, Mn  55118

140,000                          8.8%
Dr. Demetre Nicoloff
c/o National City Bank
Account #50-1580-04
75 South Fifth Street
Minneapolis, Mn  55402
120,000                          7.5%
Eugene T. and Joan L. Plitt
S76 West 12816 Cambridge Court
Muskego, WI  53150
100,000                          6.3%
John M. Metcalfe
6565 Word Parkway
Melbourne Village, FL  32904-3636
80,000                          5.0%
Dr. Melvin P. Bubrick
5712 Long Brake Trail
Edina, MN  55345
80,000 1                        5.0%
Theodore A. Johnson
60,000                          3.8%
David R. Knighton, M.D.
20,000                          1.3%
All Directors and Officers as a group
80,000                          5.0%
******************************

1 Includes 40,000 shares held in trust in the names of Dr.
Bubrick's children.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1991, Theodore A. Johnson, Arthur W. Schwalm and Charles B. McNeil each loaned the Company $25,000 in the form of short-term notes payable bearing interest at 15%. The aggregate balance of these notes as of December 31, 1995 was $19,605.
In 1995, the Company exchanged two notes plus accrued interest totaling $50,264 for common stock at $.075 per share.

                                                PART IV

ITEM 13.                 EXHIBITS AND REPORTS ON FORM 8-K
A.      Exhibits required to be filed by Item 601(a) of Regulation
S-B are included as
Exhibits to this report as follows:
3.1     Articles of Incorporation of Surgidyne, Inc. (including
Articles of Merger).1
3.2     Bylaws of Surgidyne, Inc.1
4.1     Private Placement Offering Statement of Terms for
Convertible Subordinated
Debenture Offering.2
4.2     Form of 12% Convertible Subordinated Debenture for
Convertible Subordinated
Debenture Offering.2
4.3     Form of 10% Convertible Subordinated Debenture for
Convertible Subordinated
Debenture Offering.2
4.4     Form of Convertible Subordinated Debenture Agreement for
Convertible
Subordinated Debenture Offering.2
4.5     Form of Amendment to Convertible Subordinated Debenture
Agreement for
Convertible Subordinated Debenture Offering, dated November 28,
1989.3
4.6 Common Stock Purchase Warrant dated December 22, 1988, issued to Samuel
M. Joy for the purchase of 21,600 shares at a price of $0.01 per share.2
4.7 Common Stock Purchase Warrant dated February 28, 1989, issued to Samuel
M. Joy for the purchase of 5,400 shares at a price of $0.01 per share.2
4.8     Form of Amendment to Convertible Subordinated Debenture
Agreement for
Convertible Subordinated Debenture Offering, dated June 5, 1990.4
4.9     1990 Private Placement Offering Memorandum.4
10.1    Lease dated August 23, 1985 between Technology Park
Associates and
Surgidyne, Inc. for the office and warehouse space located at 9600 West 76th Street,
Eden Prairie, Minnesota, as amended.1
10.2 Lease dated January 30, 1989 between Medical Incorporated and Surgidyne,
Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver
Grove Heights, Minnesota.2
10.3    1984 Stock Option Plan.1
10.4    1986 Stock Option Plan.1
10.5    Selling Agency Agreement dated October 12, 1988 between
Surgidyne, Inc.
and Samuel M. Joy.2
10.6    Employment Agreement dated September 11, 1989 between
Surgidyne, Inc. and
Thomas J. McEvoy.3
10.7 Lease dated August 1, 1990 between Omnicor, Inc. and Surgidyne, Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver Grove
Heights, Minnesota.4
10.8    Development and license agreement and Manufacturing
Agreement dated
October 9, 1990 with Baxter Healthcare Corporation.4
10.9 Lease dated August 1, 1991 between Omnicor, Inc. and Surgidyne, Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver Grove
Heights, Minnesota.5
10.10 Lease dated June 21, 1994 between Medicine Lake Properties of Plymouth and

Surgidyne, Inc. for office and warehouse space located at 9909
South Shore Drive,
Minneapolis, Minnesota.6
10.11   Purchase and sale of Assets and Restated Manufacturing
Agreements dated
August 24, 1993 with Baxter Healthcare Corporation.7
10.12   Promissory note dated June 14, 1994 between Robert D.
Furst, Jr. and
Surgidyne, Inc.9

         1 Incorporated by reference to Exhibits filed with Registrants' 1987 Form
10-K under the Securities and Exchange Act of 1934, file
#33-13058-C.
         2 Incorporated by reference to Exhibits filed with Registrants' 1988 Form
10-K under the Securities and Exchange Act of 1934, file
#33-13058-C.
         3 Incorporated by reference to Exhibits filed with Registrants' 1989 Form
10-K under the Securities and Exchange Act of 1934, file
#33-13058-C.
         4 Incorporated by reference to Exhibits filed with Registrants' 1990 Form
10-K under the Securities and Exchange Act of 1934, file
#33-13058-C.
         5 Incorporated by reference to Exhibits filed with Registrants' 1991 Form
10-K under the Securities and Exchange Act of 1934, file
#33-13058-C.
         6 Incorporated by reference to Exhibits file with Registrant's Form 10-QSB for the quarter ended June 25, 1994 under the Securities and Exchange Act of 1934, file #33-13058-C.
         7 Incorporated by reference to Exhibits file with Registrant's Form 10-QSB for the quarter ended September 24, 1994 under the Securities and Exchange Act of
1934, file #33-13058-C.
         8 Incorporated by reference to Exhibits file with Registrant's 1993 Form
10-KSB under the Securities and Exchange Act of 1934, file
#33-13058-C.
         9 Incorporated by reference to Exhibits file with Registrant's Form 10-QSB for the quarter ended June 30, 1994 under the Securities and Exchange Act of 1934, file #33-13058-C.

B.       Reports on Form 8-K.
         No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGIDYNE, INC.
(Registrant)


/s/
          March      , 1996
By: Vance D. Fiegel
President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/
          March      , 1996
By: Charles B. McNeil
Executive Vice President, Treasurer and Director.

/s/
                     March      , 1996
By: Theodore A. Johnson
Chief Executive Officer and Chairman of the Board of Directors

/s/
          March      , 1996
By: David B. Kaysen
Director

/s/
          March      , 1996
By: Arthur W. Schwalm
Director

/s/
          March      , 1996
By: William F. Gearhart
Secretary and Director

/s/
          March      , 1996
By: David R. Knighton
Director