Form 10QSB
period 1996-03-31
SURGIDYNE INC
filed 1996-05-10
CIK 745788

UNITED STATES
                                       SECURITIES AND EXCHANGE
COMMISSION
                                             Washington, D.C. 20549

                                                   FORM 10-QSB

(Mark One)
 X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF
        1934
For the Quarterly Period Ended March 31, 1996
        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT

Commission File Number 33-13058-C

- ---------------------

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

                         4,537,913 shares of Common Stock, no par
value, outstanding at
                                                  May 10, 1996

                         Transitional Small Business Disclosure
Format.      YES   X  NO

                                         PART I - FINANCIAL
INFORMATION



ITEM 1.         FINANCIAL STATEMENTS


                                                 SURGIDYNE, INC.



CONTENTS

PAGE


FINANCIAL STATEMENTS

   Balance sheets
                                          3
   Statements of operations

  5
   Statements of cash flows

 6
   Notes to financial statements

  7

SURGIDYNE, INC.
BALANCE SHEETS





         (Unaudited)


           March 31,         December 31,
              1996               1995



ASSETS



Current Assets
  Cash and cash equivalents       $    79,824           $   43,297
  Accounts receivable, less allowance for
    doubtful accounts of $4,450        61,854              106,236
  Inventories (Note 2)                171,480              167,655
  Prepaid expenses                      4,834                4,428


          Total current assets        317,992              321,616


Furniture and Equipment, at cost (Note 3)348,057
360,257
  Less accumulated depreciation          301,765
312,244

          Total furniture and equipment   46,292            48,013


Other Assets
  Patents and trademarks, net of accumulated amortization
    of $30,367 in 1996 and $29,725 in 1995 11,453            12,095
  Deposits                3,529                 3,529


          Total other assets            14,982               15,624



               Total assets       $    379,266          $   385,253


See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (Continued)


                      (Unaudited)
                       March 31,           December 31,
                          1996                  1995



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to officers and directors (Note 4)$10,000  $19,605
  Notes payable to unrelated parties (Note 4)      11,646   11,646
  Accounts payable                45,105               62,509
  Current maturities on long-term debt41,952                6,406
  Accrued expenses                30,784               38,274


          Total current liabilities139,487              138,440



Long-Term Liabilities
  Long-term debt                 1,489               38,641


          Total long-term liabilities    1,489              38,641


Stockholders' Equity
  Series A Preferred stock, authorized 1,600,000 shares;
    $400,000 liquidation preference, 1,600,000 shares
    issued and outstanding in 1996 and 1995 400,000        400,000
  Common stock, no par value; authorized 18,400,000 shares;
    issued and outstanding 4,537,913 in 1996 and 1995
            4,286,086            4,286,086
  Common stock subscriptions; 2,479,413 shares subscribed in 1996
    and 1,914,853 in 1995         185,956              143,614
  Accumulated deficit            (4,633,752)          (4,621,528)


   Total stockholders' equity        238,290              208,172



   Total liabilities and
    stockholders' equity $    379,266         $    385,253



See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)





                 March 31,      March 31,

Three Months Ended                    1996           1995



OPERATIONS




Net sales                   $  130,089    $  200,449
Cost of goods sold              93,551       110,696


     Gross profit               36,538        89,753

Operating expenses
   Research and development      1,306        10,489
   Sales and marketing           6,397        19,033
   General and administrative   39,363        52,391

     Total operating expenses   47,066        81,913

   Operating income (loss)     (10,528)        7,840

Other income (expense)
   Interest income                 225            21
   Interest expense             (3,301)       (3,660)
   Other                         1,380           662

        Net income (loss)   $  (12,224)   $    4,863

        Net income (loss)
         per share          $      .00    $      .00


        Weighted average common
          shares outstanding  6,754,630    5,074,748


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS

                                  March 31,         March 31,
Three Months Ended                  1996              1995

Cash Flows from Operating Activities
   Net income (loss)           $      (12,224)    $       4,863
   Adjustments to reconcile net income (loss) to net
     cash provided by (used) in operating activities:
        Depreciation and amortization   2,363             2,452
        Changes in assets and liabilities:
          (Increase) decrease in:
            Accounts receivable        44,382           (21,491)
            Inventories                (3,825)           (9,928)
            Prepaid expenses             (406)              -
          Decrease in:
            Accounts payable and
             accrued expenses         (17,157)          (17,320)

            Net cash provided by (used) in
             operating activities      13,133           (41,424)

Cash Flows used in Investing Activities
   Capital expenditures                   -              (2,300)

            Net cash used in
             investing activities         0              (2,300)

Cash Flows from Financing Activities
   Payments on capital leases payable    (1,606)         (1,604)
   Proceeds from private placement       25,000          64,750
   Payments on notes payable                -            (3,742)

            Net cash provided by in
             financing activities        23,394          59,404

            Increase in cash and
             cash equivalents            36,527          15,680

Cash and Cash Equivalents:
   Beginning                  43,297             11,921
   Ending             $       79,824     $       27,601

Supplemental Disclosures of Cash Flow Information
   Cash payments for interest   $          672     $       4,816

Supplemental Schedule of Noncash Financing Activities
   Accrued expenses exchanged for common
    shares subscribed           $        7,737     $       12,253
   Notes payable exchanged for common
    shares subscribed                    9,605             38,011
See Notes to Financial Statements.

SURGIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Financial Statements

The Balance Sheet as of March 31, 1996, the Statement of Operations for the three month periods ended March 31, 1996 and March 31, 1995, and the Statement of Cash Flows for the three month periods ended March 31, 1996 and March 31, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1996; the results of operations for the three month periods ended March 31, 1996 and March 31, 1995,and the statement of cash flows for the three month periods ended March 31, 1996 and March 31, 1995 have been made. The Balance Sheet at December 31, 1995 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of the full fiscal year.

Note 2  Inventories

Inventories consisted of the following:

                           March 31,   December 31,
                             1996         1995

Component parts and
  subassemblies            $118,634      $ 110,229
Work in process               7,716         10,489
Finished goods               55,130         56,937
Less obsolescence reserve   (10,000)       (10,000)

                           $ 171,480     $  167,655


Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:


                           March 31,   December 31,
                             1996          1995

Furniture, fixtures and
  equipment               $ 230,300      $ 230,300
Tooling and molds           117,757        117,757
Automobiles                    -            12,200


                          $  348,057     $  360,257

Note 4.  Notes Payable

Notes payable to related parties: The Company converted $9,605 of a short-term note outstanding with a related party to common stock and has reissued the remaining $10,000 at an interest rate of prime plus two percent. The interest rate will be adjusted every six months on June 30 and December 31. Initially the interest rate will be set at 10.25% annually.

Notes payable to unrelated parties:  The Company
has a 12% short-term note payable, secured by a
certain customer receivable.   The Company has
paid $38,354 in principal on the note and the balance of $11,646 is due as the Company receives payment from the customer on the receivable.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - 1996 compared to 1995

Sales. Sales for the first three months of fiscal 1996 were $130,089, or approximately 35% less than sales for the same period in fiscal 1995. This decrease is attributed primarily to decreases in sales to Baxter and in VariDyne pumps. These decreases are expected to be reversed as the Company begins production on in house orders expected to be delivered in the second and third quarters.
Gross Profit. Gross profit expressed as percentage of sales decreased from approximately 45% for the first three months of fiscal 1995 to approximately 28% for the same period in fiscal 1996. This decrease was due primarily to idle capacity in manufacturing due to a low volume of production, which results in the allocation of overhead expenses over a smaller number of manufactured products.
Operating Expenses. Operating expenses decreased from $81,913 for the three month periods ended March 31, 1995 to $47,066 for the same period in fiscal 1996. This decrease is primarily attributed to reductions in salaries and wages, due to the elimination of certain positions, and reductions in other operating expenses.

Liquidity and Capital Resources

At March 31, 1996 the Company had working capital of $178,505 compared to $183,176 at December 31, 1995.
Cash flows provided by operating activities for the first three months of fiscal 1996 were $13,133, primarily due to a decrease of approximately $44,000 in accounts receivable. The cash flows provided by operating activities, along with cash provided by financing activities were used to decrease current liabilities and are being conserved for product development activities.
The Company is investigating several new products which are at various stages of development which will require capital in 1996 for further research and development activities. In February, 1996, the Company completed a private placement, equity offering to raise capital. In total, the Company has raised approximately $120,000 in connection with this offering. Additional funding may be required in 1996 for further development, the purchase of tooling and the implementation of marketing efforts.
Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes in 1996 depend largely on increased business from contract manufacturing, and increased sales from existing and new products. Contract manufacturing revenues are expected to increase slightly in 1996 as existing customers increase sales volumes. Baxter revenues are expected to increase in the second quarter as the Company begins production on new orders.

                                           PART II.  OTHER
INFORMATION




ITEM 6.         Exhibits and Reports on Form 8-K

                (b)        Reports on Form 8-K

                           No reports on Form 8-K were filled
during the three month period
ended March 31,
                           1996.

                                              ---------------------

                                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SURGIDYNE, INC.
 (Registrant)



Date  May 10, 1996
      /s/ Vance D. Fiegel


      Vance D. Fiegel

      President and Principal
Accounting

        Officer

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                           79824
[SECURITIES]                                         0
[RECEIVABLES]                                    61854
[ALLOWANCES]                                         0
[INVENTORY]                                     171480
[CURRENT-ASSETS]                                317992
[PP&E]                                          348057
[DEPRECIATION]                                  301765
[TOTAL-ASSETS]                                  379266
[CURRENT-LIABILITIES]                           139487
[BONDS]                                           1489
[COMMON]                                       4286086
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     400000
[OTHER-SE]                                      185956
[TOTAL-LIABILITY-AND-EQUITY]                    379266
[SALES]                                         130089
[TOTAL-REVENUES]                                130089
[CGS]                                            93551
[TOTAL-COSTS]                                    93551
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                3301
[INCOME-PRETAX]                                (12224)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (12224)
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0