Form 10QSB
period 1996-06-30
SURGIDYNE INC
filed 1996-08-15
CIK 745788

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)
 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 1996
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

   4,537,913 shares of Common Stock, no par value, outstanding at
                           August 6, 1996

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


SURGIDYNE, INC.
BALANCE SHEETS




                                              (Unaudited)

                                                June 30,    December 31,

                                                  1996          1995



ASSETS



Current Assets
 Cash and cash equivalents                    $54,178       $43,297
 Accounts receivable, less allowance for
  doubtful accounts of $4,450                 96,039       106,236
 Inventories (Note 2)                        157,706        167,655
 Prepaid expenses                              5,239         4,428


      Total current assets                    313,162       321,616







Furniture and Equipment, at cost (Note 3)    348,057        360,257
 Less accumulated depreciation              303,485         312,244


      Total furniture and equipment            44,572        48,013






Other Assets
 Patents and trademarks, net of accumulated amortization
  of $31,009 in 1996 and $29,725 in 1995      10,311        12,095
 Deposits                                      3,529         3,529


      Total other assets                       13,840        15,624



         Total assets                         $371,574      $385,253




See Notes to Financial Statements.
SURGIDYNE, INC.
BALANCE SHEETS (Continued)




                                              (Unaudited)

                                                June 30,    December 31,

                                                  1996          1995



LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
 Notes payable to officers and directors (Note 4)$10,000    $19,605
 Notes payable to unrelated parties (Note 4)        11,646   11,646
 Accounts payable                              55,328        62,509
 Current maturities on long-term debt          41,835         6,406
 Accrued expenses                              30,365        38,274


      Total current liabilities               149,174       138,440



Long-Term Liabilities
 Long-term debt                                     0        38,641





Stockholders' Equity

 Series A Preferred stock, authorized 1,600,000 shares;
  $400,000 liquidation preference, 1,600,000 shares
  issued and outstanding in 1996 and 1995     400,000       400,000

 Common stock, no par value; authorized 18,400,000 shares;
  issued and outstanding 4,537,913 in 1996 and 19954,286,0864,286,086

 Common stock subscriptions; 2,479,413 shares subscribed in 1996
  and 1,914,853 in 1995                       185,956       143,614

 Accumulated deficit                       (4,649,642)   (4,621,528)


      Total stockholders' equity              222,400       208,172



         Total liabilities and stockholders' equity$371,574 $385,253




See Notes to Financial Statements.
SURGIDYNE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)




                              June 30  June 30     June 30  June 30

Three and Six Months Ended      1996     1995        1996     1995



OPERATIONS




Net sales                     $154,089$148,734     $284,178$351,177

Cost of goods sold           118,416  97,238      211,967  209,928


   Gross profit                35,673  51,496       72,211  141,249



Operating expenses
  Research and development      3,268     433        4,574   10,902
  Sales and marketing           8,662  16,211       15,059   35,245
  General and administrative   38,659  47,043       78,022   98,954


   Total operating expenses   50,589  63,687       97,655  145,101



    Operating loss            (14,916)(12,191)     (25,444)  (3,852)

Other income (expense)
  Interest income                414      20          639       41
  Interest expense            (1,658) (2,371)      (4,959)  (6,031)
  Other                          270     463        1,650    1,125



    Net income (loss)         $(15,890)$(14,079)   $(28,114) (8,717)





   Net income (loss) per share$ (.00) $ (.00)      $ (.00) $  (.00)




    Weighted average common
      shares outstanding    7,017,3266,079,149   6,886,7025,582,529




See Notes to Financial Statements.
SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS




                                                    June 30,    June 30,

Six Months Ended                                      1996      1995



Cash Flows from Operating Activities
  Net loss                                     $(28,114)  $  (8,717)
  Adjustments to reconcile net income to net
   cash provided by (used) in operating activities:
    Depreciation and amortization                 5,225       5,847
    Changes in assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                       10,197     (19,291)
       Inventories                                9,949      12,607
       Prepaid expenses                            (811)         -
      Decrease in:
       Accounts payable and accrued expenses     (7,353)    (24,483)


      Net cash provided by (used) in operating activities(10,907)(34,037)




Cash Flows used in Investing Activities

  Capital expenditures                                -      (9,240)



      Net cash used in investing activities           0      (9,240)



Cash Flows from Financing Activities
  Payments on capital leases payable             (3,212)     (3,210)
  Proceeds from private placement                25,000      64,570
  Payments on notes payable                            -    (20,279)



       Net cash provided by (used) in financing activities21,78841,261


       Increase (decrease) in cash and cash equivalents10,881(2,016)



Cash and Cash Equivalents:
  Beginning                                     43,297      11,921



  Ending                                       $ 54,178   $   9,905




Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                   $  1,344   $   6,249





Supplemental Schedule of Noncash Financing Activities
  Accrued expenses exchanged for common shares subscribed$7,737$12,253 Notes payable exchanged for common shares subscribed9,605 38,011




See Notes to Financial Statements.
SURGIDYNE, INC.


NOTES TO FINANCIAL STATEMENTS


Note 1.  Financial Statements

The Balance Sheet as of June 30, 1996, the
Statement of Operations for the three and six month periods ended June 30, 1996 and June 30,
1995, and the Statement of Cash Flows for the six month periods ended June 30, 1996 and June 30,
1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1996;
the results of operations for the three and six month periods ended June 30, 1996 and June 30,
1995, and the statement of cash flows for the six month periods ended June 30, 1996 and June 30,
1995 have been made. The Balance Sheet at December 31, 1995 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of the full fiscal year.

Note 2  Inventories

Inventories consisted of the following:


              June 30,December 31,
                  1996     1995


Component parts and
 subassemblies  $128,958 $110,229
Work in process 4,733   10,489
Finished goods 34,015   56,937
Less obsolescence reserve(10,000)(10,000)


                $157,706 $167,655



Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:


              June 30,December 31,
               1996    1995

Furniture, fixtures and
  equipment    $230,300  $230,300
Tooling and molds117,757117,757
Automobiles      -      12,200


               $348,057  $360,257

Note 4.  Notes Payable

Notes payable to related parties: The Company converted $9,605 of a short-term note outstanding with a related party to common stock and has reissued the remaining $10,000 at an interest rate of prime plus two percent. The interest rate will be adjusted every six months on June 30 and Deccember 31. As of June 30, 1996 no adjustment was required to the interest rate and the interest rate continues to be 10.25% annually.

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

Results of Operations - 1996 compared to 1995

Sales.  Sales revenues for the six and three month periods ended
June 30, 1996 were $284,178 and $154,089, respectively, or approximately 19% less than sales for the same six month period in 1995 and 4% more than sales for the same three month period in fiscal 1995.

The six month decrease is attributed primarily to reduced revenues from Baxter. Baxter accounted for approximately $8,000 of revenues during the first six months of 1996 compared to over $65,000 in the first six months of 1995. Baxter has discontinued sales of the Company's product and future revenues from Baxter are not anticipated. The three month increase is attributed to increases in all of the Company's other product line revenues, more than offsetting the three month period decrease in Baxter revenues.


Gross profit. Gross profit expressed as percentage of sales decreased from approximately 40% for the first six months of fiscal 1995 to approximately 25% for the same period in fiscal 1996. This reduction was primarily due to the decrease in revenues from Baxter. The Baxter revenues had a significantly higher gross profit than other revenues, as sales were comprised of both royalty and manufacturing revenues.

Gross profit expressed as percentage of sales decreased from approximately 35% for the three month period ended June 30, 1995 to approximately 23% for the same period in fiscal 1996 primarily for the same reason.

Operating Expenses. Operating expenses decreased from $145,101 for the six month periods ended June 30, 1995 to $97,655 for the same period in fiscal 1996. This decrease is primarily attributed to a decrease of approximately $40,000 in salaries and wages, employee benefits and payroll taxes.

Operating expenses decreased from $63,687 for the three month periods ended
June 30, 1995 to $50,589 for the same period in fiscal 1996 for the same reason.

Liquidity and Capital Resources

At June 30, 1996 the Company had working capital of $163,988 compared to $183,176 at December 31, 1995.

Cash flows used in operating activities for the first six months of fiscal 1996 were $10,907, primarily due to the net loss of $28,114 partially offset by combined decreases in accounts receivable and inventories of approximately $20,000. The cash flows used in operating activities, along with payments on notes payable and capital leases during the first six months of fiscal 1996 were financed by existing cash balances and $25,000 of proceeds from the Company's private placement.

The Company has adequate short-term liquidity to manufacture and sell its existing product line for the next twelve months. The Company is analyzing opportunities in product extensions to its lines of closed wound suction drainage products. The Company hopes to complete its analysis and prepare a product development plan for inclusion in its business plan by the 4th quarter of 1996. The Company's strategy is to identify the best opportunities for development of related products requiring modest capital requirements and providing optimal return on the Company's investment. Further funding may be required for the development, production, and marketing of any identified product opportunities.

PART II.  OTHER INFORMATION




ITEM 6.  Exhibits and Reports on Form 8-K

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filled during the six month period ended June 30, 1996.

                        ---------------------

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SURGIDYNE, INC.
 (Registrant)



Date  August 13, 1996                       /s/ Vance D. Fiegel
                                            Vance D. Fiegel
                                            President and Principal Accounting
                                            Officer