Form 10QSB/A
period 1996-06-30
SURGIDYNE INC
filed 1996-08-22
CIK 745788

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB/A

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


SURGIDYNE, INC.
 (Registrant)



Date  August 20, 1996                       /s/ Vance D. Fiegel
                                            Vance D. Fiegel
                                            President and Principal Accounting
                                            Officer