Form 10QSB
period 1996-09-30
SURGIDYNE INC
filed 1996-11-21
CIK 745788

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 1996
     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGEACT

Commission File Number 33-13058-C

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





Check whether the issuer (1) filed all reports required to be filedby Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                  X  YES      NO

   4,537,913 shares of Common Stock, no par value, outstanding at
                         September 30, 1996

   Transitional Small Business Disclosure Format.      YES   X  NO



ITEM 1.   FINANCIAL STATEMENTS


                           SURGIDYNE, INC.



CONTENTS                                                       PAGE


FINANCIAL STATEMENTS

  Balance sheets                                                 3
  Statements of operations                                       5
  Statements of cash flows                                       6
  Notes to financial statements                                  7

BALANCE SHEETS




                                              (Unaudited)

                                                September30,December 31,

                                                  1996         1995



ASSETS



Current Assets
 Cash and cash equivalents                    $73,248       $43,297
 Accounts receivable, less allowance for
  doubtful accounts of $4,672 in 1996 and
   $4,450 in 1995                             69,666       106,236
 Inventories (Note 2)                        183,747        167,655
 Prepaid expenses                              6,611         4,428


      Total current assets                    333,272       321,616







Furniture and Equipment, at cost (Note 3)    348,057        360,257
 Less accumulated depreciation              305,206         312,244


      Total furniture and equipment            42,851        48,013






Other Assets
 Patents and trademarks, net of accumulated
   amortization of $31,650 in 1996 and $29,725
   in 1995                                        9,670       12,095
 Deposits                                         3,529        3,529

      Total other assets                         13,199       15,624



         Total assets                         $ 389,322     $385,253




See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (Continued)




                                              (Unaudited)

                                                September30,December 31,

                                                  1996         1995



LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
 Notes payable to officers and directors (Note 4)$10,000    $19,605
 Demand notes payable to unrelated parties        11,646     11,646
 Accounts payable                              60,692        62,509
 Current maturities on long-term debt          41,100         6,406
 Accrued expenses                              31,558        38,274


      Total current liabilities               154,996       138,440



Long-Term Liabilities
 Long-term debt                                     0        38,641





Stockholders' Equity

 Series A Preferred stock, authorized 1,600,000 shares;
  $400,000 liquidation preference, 1,600,000 shares
  issued and outstanding in 1996 and 1995     400,000       400,000

 Common stock, no par value; authorized 18,400,000 shares;
  issued and outstanding 4,537,913 in 1996 and1995
                                            4,286,086      4,286,086

 Common stock subscriptions; 2,479,413 shares subscribed in 1996
  and 1,914,853 in 1995                       185,956       143,614

 Accumulated deficit                       (4,637,716)   (4,621,528)
 Total stockholders' equity                   234,326       208,172



 Total liabilities and stockholders' equity  $389,322      $385,253




See Notes to Financial Statements.

STATEMENTS OF OPERATIONS
(Unaudited)




                              Sept. 30 Sept. 30    Sept. 30 Sept.30

Three and Nine Months Ended     1996     1995        1996     1995



OPERATIONS




Net sales                     $167,637$179,459     $451,815$530,636

Cost of goods sold            106,789105,639      318,754  315,567


   Gross profit                60,848  73,820      133,061  215,069



Operating expenses
  Research and development      4,108       0        8,682   10,902
  Sales and marketing           6,762   5,321       21,821   40,566
  General and administrative   37,126  31,017      115,149  129,972


   Total operating expenses   47,996  36,338      145,652  181,440



    Operating profit/(loss)    12,852  37,482      (12,591)  33,629

Other income (expense)
  Interest income                499      61        1,138      102
  Interest expense            (1,463) (2,048)      (6,422)  (8,079)
  Other                           36     363        1,687    1,488



    Net income (loss)         $11,924 $35,858      $(16,188)$27,140








    Weighted average common
      shares outstanding    7,017,326 6,079,149   6,886,702 5,582,529




See Notes to Financial Statements.

STATEMENTS OF CASH FLOWS




                                          Sept. 30,         Sept.30,

Nine Months Ended                              1996            1995



Cash Flows from Operating Activities
  Net loss                                 $(16,188)        $27,140
  Adjustments to reconcile net income to net
   cash provided by (used) in operating activities:
    Depreciation and amortization             7,587           9,667
    Changes in assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                   36,570        (21,314)
       Inventories                          (16,092)         27,232
       Prepaid expenses                      (2,183)           -
      Decrease in:
       Accounts payable and accrued expenses (8,584)       (38,510)


      Net cash provided by (used) in operating
         activities                           8,899          4,215




Cash Flows used in Investing Activities

  Capital expenditures                            -         (9,240)



      Net cash used in investing activities       0         (9,240)



Cash Flows from Financing Activities
  Payments on capital leases payable         (3,948)        (4,816)
  Proceeds from private placement            25,000          89,225
  Payments on notes payable                       -         (38,354)

       Net cash provided by (used) in
            financing activities             21,052          46,055


       Increase (decrease) in cash and
           cash equivalents                  29,951          41,030



Cash and Cash Equivalents:
  Beginning                                 43,297           11,921



  Ending                                    $73,248         $52,951




Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                $ 1,821         $ 8,260





Supplemental Schedule of Noncash Financing Activities
  Accrued expenses exchanged for common shares
      subscribed                             $ 7,737        $ 12,253
  Notes payable exchanged for common
      shares subscribed                        9,605          38,011




See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS


Note 1.  Financial Statements

The Balance Sheet as of September 30, 1996, the
Statement of Operations for the three and nine month periods ended September 30, 1996 and September 30, 1995, and the Statement of Cash
Flows for the nine month periods ended September
30, 1996 and September 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments
(consisting solely of normal, recurring
adjustments) necessary to present fairly the financial position at September 30, 1996; the results of operations for the three and nine month periods ended September 30, 1996 and September 30, 1995, and the statement of cash flows for the nine month periods ended September
30, 1996 and September 30, 1995 have been made.
The Balance Sheet at December 31, 1995 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of the full fiscal year.

Note 2  Inventories

Inventories consisted of the following:



                      September 30,   December 31,
                          1996           1995

Component parts and
 subassemblies           $ 126,206       $ 110,229
Work in process              4,645          10,489
Finished goods              62,896          56,937
Less obsolescence reserve  (10,000)        (10,000)


                         $ 183,747       $ 167,655



Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:
                                  September 30,   December 31,
                                       1996           1995

Furniture, fixtures and
  equipment                          $ 230,300      $ 230,300
Tooling and molds                      117,757        117,757
Automobiles                               -            12,200


                                     $ 348,057      $ 360,257


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - 1996 compared to 1995

Sales. Sales revenues for the nine and three month periods ended September 30, 1996 were $451,815 and $167,637, respectively, or approximately 15% and 7% less than sales for the same nine and three month periods in 1995.

The nine and three month decreases are attributed primarily to reduced revenues from Baxter. Baxter accounted for approximately $8,000 of revenues during the first nine months of 1996 compared to over $80,000 in the first nine months of 1995. Baxter has discontinued sales of the Company's product and future revenues from Baxter are not anticipated.

Excluding Baxter sales revenues for both 1996 and 1995, sales revenues for the nine and three month periods ended September 30, 1996 decreased 1% and increased 2%, respectively, compared to the same periods for 1995.


Gross profit. Gross profit expressed as percentage of sales decreased from approximately 41% for the first nine months of fiscal 1995 to approximately 30% for the same period in 1996. This reduction was primarily due to the decrease in revenues from Baxter. The Baxter revenues had a significantly higher gross profit than other revenues, as sales were comprised of both royalty and manufacturing revenues.

Gross profit expressed as percentage of sales decreased from approximately 41% for the three month period ended September 30, 1995 to approximately 36% for the same period in 1996 primarily for the same reason.

With the expansion of its contract manufacturing the Company has increased the gross profit expressed as a percentage of sales from 25% for the six months ended June 30,1996 to 30% for the nine months ended September 30, 1996. The Company believes this trend will continue through the remainder of 1996 and into 1997.



Operating Expenses. Operating expenses decreased from $181,440 for the nine month period ended September 30, 1995 to $145,652 for the same period in 1996. This decrease is primarily attributed to a decrease of approximately $35,000 in salaries and wages, employee benefits and payroll taxes.

Operating expenses increased from $36,338 for the three month period ended September 30, 1995 to $47,996 for the same period in 1996. This increase is attributed to the addition of one full-time employee and increases in professional fees.

Liquidity and Capital Resources

At September 30, 1996 the Company had working capital of $178,276 compared to $183,176 at December 31, 1995.

Cash flows provided by operating activities for the first nine months of fiscal 1996 were $8,899, primarily due to the $36,570 decrease in accounts receivables, partially offset by the year to date net loss of $16,188 and a $16,092 increase in inventories. Cash flows from financing activities were provided by payments on notes payable and capital leases and $25,000 of proceeds from the Company's private placement.

The Company believes it has adequate short-term liquidity to manufacture and sell its existing product line for the next twelve months. The Company is analyzing opportunitiesin product extensions to its lines of closed wound suction drainage products. The Company hopes to complete its analysis and prepare a product development plan for inclusion in its business plan by the 1st quarter of 1997. The Company's strategy is to identify the best opportunities for development of related products requiring modest capital requirements and providing optimal return on the Company's investment. Further funding may be required for the development, production, and marketing of any identified product opportunities.

Statements regarding the Company's operations, performance and results, discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed previously and factors which may from time to time be included in information incorporated herein by reference. In addition, any forward looking information regarding the operations of the Company will be subject to the Company's product sales mix of contract manufacturing vs. the Company's primary product line and the timing and related resources required to introduce new Company product lines.

PART II.  OTHER INFORMATION




ITEM 6.  Exhibits and Reports on Form 8-K

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filled during the nine month
                   period ended September 30, 1996.

                        ---------------------

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


SURGIDYNE, INC.
 (Registrant)



Date  November 8, 1996                      /s/ Vance D. Fiegel
                                            Vance D. Fiegel
                                            President and Principal Accounting
                                            Officer