Form 10KSB
period 1996-12-31
SURGIDYNE INC
filed 1997-03-28
CIK 745788

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-KSB
(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       For the Fiscal Year Ended December 31, 1996
   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 33-13058-C

                 SURGIDYNE, INC.
(Name of small business issuer in its charter)

                    Minnesota
(State or other jurisdiction of incorporation or organization)

                    58-1486040
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for the year ended December 31, 1996 were $634,509.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 12, 1997 was approximately $264,987 (based on a price of $.05, the bid price of the local over-the-counter market). For purposes of this calculation, all Directors and Executive Officers of the Registrant have been deemed affiliates.

7,017,085 shares of Common Stock, no par value, were outstanding at February 12, 1997

DOCUMENTS INCORPORATED BY REFERENCE
             NONE


This Form 10-KSB consists of 26 pages (including exhibits). The index to exhibits is set forth on page 25.

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

Products

The Company's current product lines are comprised of VariDyne microelectronic A.C./D.C. battery powered suction systems with disposable drainage/collection products for postoperative and other suction drainage applications, disposable SABER and SCEPTRE bulb evacuators for postoperative closed wound suction drainage along with other related disposable products. The Company also sells some of its disposable wound drainage components on an original equipment manufacturer (OEM) basis. Additionally, the Company provides contract assembly and packaging services for disposable medical and related products.

In 1990, the Company entered into agreements with Baxter Healthcare Corporation (Baxter) for the development, license, manufacture and sale of an auto-transfusion system under their Jackson-Pratt (J-P) trademark. The manufacturing agreement provides for Baxter to pay an agreed upon price for the product. This agreement expired December 31, 1993 and the Company continued manufacturing under an order/bid basis. The development and license agreement calls for a 20% royalty on the net sales by Baxter to their customers of autotransfusion system products until total royalties paid equal $2,000,000.

In October of 1996, Baxter advised the Company that in conjunction with the formation and spinoff of the Allegiance Corporation, they were discontinuing the orthopedic autotransfusion product line licensed from the Company. Total revenues received from Baxter for purchases of, and royalties on these auto-transfusion products were $110,000 in 1995 compared to $10,115 in 1996.

In 1995, the Company began development of new medical related products to broaden it's current product line. In 1996 the Company continued this endeavor and plans to finalize the process in 1997. During 1997 the Company also plans to expand OEM and contract manufacturing.

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

The Company's business is not seasonal in nature. The Company typically does not provide extended payment terms to customers and, has had satisfactory collections of accounts receivable. Sales are usually made on a net 30 day basis. Sales orders from the exclusive dealer in Italy are done by irrevocable letter of credit in U.S. dollars or are prepaid by bank wire transfer.

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

Patents and Trademarks

The Company has patents covering its SABER Bulb Evacuator and its 3C System. There can be no assurance that these patents will be of material benefit to the Company.

Major Customers

Net sales to international customers for the years ended December 31, 1996 and 1995 totalled $206,589 and $175,612 respectively, representing approximately 33% and 25% of the Company's sales. Chirmed, S.R.L., located in Sassari, Italy, accounted for 22% and 18% of total net sales for 1996 and 1995, respectively. Baxter accounted for 2% and 15% of total net sales in 1996 and 1995, respectively. The loss or material reduction of business from Italy could adversely affect future net sales levels.

Competition

The hospital market for disposable suction drainage products is highly price competitive. One company, Stryker Corporation an orthopedic product company, markets battery powered suction drainage systems, including both wound and orthopedic drainage and autotransfusion products. A number of other companies market disposable wound drainage and orthopedic autotransfusion products including C.R. Bard, Boehringer Laboratories, Zimmer, Inc., DePuy and Gish Bio-medical, Inc. The Company's products are designed to provide significant enhancements to existing products in it's specific market niches.

Research and Development

For the fiscal years ended December 31, 1996 and 1995 the Company incurred research and development expenditures of $32,182 and $11,070, respectively.
The increase is attributed to the $19,365 write-down of certain tooling that the Company determined would not be utilized in future product manufacturing. The adjusted 1996 research and development costs were $12,817. The low level of research and development expenditures are attributable to the maturing of marketed products and cash flow constraints. The Company is expected to increase research and development expenditures in 1997.

Government Regulation

The Company's products are classified as Class I and II medical devices under the Medical Device Amendment to the Federal Food, Drug and Cosmetic Act (the "Act"). As such, they are subject to regulation by the United States Food and Drug Administration (FDA), which has the power to approve medical devices before sale, remove medical devices from the marketplace if found to be unsafe or ineffective, and control plant conditions to assure product quality. No government approval, other than FDA premarket approval, is required for sale and use of the Company's products in the United States, Puerto Rico and the United Kingdom. The Company has FDA 510(k) exemption for all marketed products, including VariDyne Vacuum Controllers and collection systems, SABER and SCEPTRE Bulb Evacuators. The VariDyne Vacuum Controller Models 140 and 350, used in conjunction with the CSA approved Model 2007 battery charger, have been approved by the Canadian Standards Association.

Employees

At December 31, 1996, 6 full-time persons were employed by the Company. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.                        DESCRIPTION OF PROPERTY

The Company's administrative headquarters, research and development, production and warehousing operations are located in a single building in Minneapolis, Minnesota. This facility comprises approximately 7,000 square feet, which the Company leases for approximately $3,000 per month through July, 1998. Management considers that this property is sufficient for its present operations.

ITEM 3.                        LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property subject to, any material pending legal proceedings, nor any material legal proceedings known to be contemplated by governmental authorities or others.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 1996.

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
                                     Bid Price Range
                                1996                  1995
       Fiscal Period        High     Low          High     Low
       First quarter       $.15     $.06         $.25     $.05
       Second quarter       .16      .06          .15      .05
       Third quarter        .15      .05          .15      .05
       Fourth quarter       .19      .03          .16      .06

On February 12, 1997, the bid price for the common shares as reported in the local over-the-counter market was $.05 and the Company had 421 holders of record of its common shares. Although the shares are reported in the local over-the-counter market, there was limited sales activity.

The Company has not paid cash dividends on its common shares and does not plan to pay cash dividends to its shareholders in the immediate future. On December 1, 1993, the Company's debenture holders elected to convert the face value of the debentures into 1,600,000 shares of unregistered Series A preferred stock at $.25 per share. Commencing January 1, 1994, the preferred shareholders are entitled to a dividend equal to 3% of net sales. The dividend in a given year is limited to 50% of the Company's net income. Cumulative dividends cannot exceed $210,000. As of December 31, 1996 cumulative dividends totalled $437.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                  RESULTS OF OPERATIONS

Results of Operations - 1996 compared to 1995

Net Sales. Net sales for the year ended December 31, 1996 decreased by $56,962 as compared to the same period in 1995 as a result of decreased sales to Baxter. Baxter sales decreased from $105,161 in 1995 to $11,670 in 1996. Increased contract manufacturing sales in 1996 offset a portion of the Baxter decrease. Gross Profit. Gross profit, expressed as a percentage of sales, decreased from 34% in 1995 to 32% in 1996. This decrease is due to a reduction in Baxter royalty revenues in 1996.
Operating Expenses. Operating expenses decreased from $223,519 in 1995 to $215,518 in 1996. This decrease is due primarily to the elimination of certain salaried positions of $25,655, offset by a $19,365 write off of tooling the Company determined would not be used in future product manufacturing.
Other Income (Expense). Other income (expense) decreased from a net expense of $10,007 in 1995 to $7,180 in 1996. This decrease is attributed primarily to lower interest expense on notes payable due to the reduction of principal balances from the conversion to common stock.

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

Liquidity and Capital Resources

At December 31, 1996 the Company had working capital of $200,715 compared to working capital of $183,176 at December 31, 1995. In 1996, net cash provided by operating activities was $1,852 compared to net cash used in operating activities of $7,777 in 1995. The current year amount resulted from noncash expenses of $28,814, decreases in accounts receivable of $19,897 and increases in accounts payable and accrued expenses of $14,089 offset by the net loss of $18,105 and increases in inventories and prepaid expenses of $42,843. Planned increases in inventory were a result of the Company's emphasis on reducing customer backorders. The Company had no capital expenditures in 1996, but expects increased expenditures in 1997 for the development of tooling for new products. Net cash provided by financing activities was $21,792 in 1996 compared to $48,393 in 1995, resulting primarily from the proceeds of a private placement of common stock that was completed in February, 1996.

In 1995, the Company converted an accounts payable balance of $35,546 into a non-interest bearing unsecured note payable due in one installment on January 1, 1997. The Company did not pay-off the note on January 1, 1997 and as a result, the note is currently due on demand.

The ability of the Company to continue as a going concern and its short-term liquidity is dependent upon obtaining additional debt and/or equity financing to fund future development and operations. The Company has made changes to it's current product lines and plans to add additional products in order to offer a more complete and competitive line. In addition, the Company is investigating several other new products which are at various stages of development. In February, 1996, the Company completed a private placement equity offering to raise capital. In total, the Company has raised $118,350 at $.075 per share in connection with this offering, which has and will provide working capital to begin development on a new product line for the Company. Additional funding will be required in 1997 for further development, the purchase of tooling and the implementation of marketing efforts.

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes in 1997 depend largely on increased business from contract manufacturing and increased sales from existing and new products.

ITEM 7.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SURGIDYNE, INC.

CONTENTS                                               PAGE

INDEPENDENT AUDITOR'S REPORTS ON THE FINANCIAL
STATEMENTS                                               7

FIANCIAL STATEMENTS
  Balance Sheets                                         8
  Statements of operations                              10
  Statements of stockholders' equity                    11
  Statements of cash flows                              12
  Notes to financial statements                         13

SURGIDYNE, INC.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Surgidyne, Inc.
Plymouth, Minnesota

We have audited the accompanying balance sheets of Surgidyne, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stock-holders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by man-agement, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgidyne, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



                                               McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
February 26, 1997

SURGIDYNE, INC.
BALANCE SHEETS

December 31,                               1996                 1995

ASSETS

Current Assets
    Cash and cash equivalents          $   66,941            $  43,297
    Accounts receivable, less
      allowance for doubtful accounts
      of $4,700 in 1996 and $4,000 in
      1995 (Note 11)                       86,339              106,236
    Inventories (Note 3)                  198,461              167,655
    Prepaid expenses                       16,465                4,428

           Total current assets           368,206              321,616


Furniture and Equipment, at cost
      (Notes 4 and 9)                     328,692              360,257
    Less accumulated depreciation         306,926              312,244

                                           21,766               48,013

Other Assets
    Patents, trademarks, and debt
       issuance costs, net of accum-
       ulated amortization of $12,312
       in 1996 and $9,745 in 1995           9,528               12,095
    Deposits                                3,529                3,529

                                           13,057               15,624


                                       $  403,029           $  385,253


See Notes to Financial Statements.

December 31,                                1996                 1995

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Notes payable to officers and
       directors (Note 5)               $   10,000           $   19,605
    12% demand note payable                 11,646               11,646
    Current maturities of long-term debt    38,711                6,406
    Accounts payable                        68,486               62,509
    Accrued expenses                        38,648               38,274

         Total current liabilities         167,491              138,440


Long-Term Debt, less current maturities
    (Notes 5 and 9)                          3,129               38,641

                                             3,129               38,641

Commitments and Contingencies
    (Notes 9 and 10)

Stockholders' Equity (Notes 5, 6 and 7)
    Series A Preferred stock, 1,600,000
       shares authorized and issued,
       $400,000 liquidation preference     400,000              400,000
    Common stock, no par value;
       authorized 18,400,000 shares;
       issued and outstanding 7,017,085
       and 4,537,913 shares in 1996 and
       1995, respectively                4,472,042            4,286,086
    Common stock subscriptions;
       1,914,852 shares in 1995              -                  143,614
    Accumulated deficit                 (4,639,633)          (4,621,528)

       Total stockholders' equity          232,409              208,172



                                        $  403,029           $  385,253

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS

Years Ended December 31,                     1996                 1995

Net sales (Notes 10 and 11)              $  634,509           $  691,471
Cost of goods sold                          429,916              457,070

          Gross profit                      204,593              234,401

Operating expenses
     Research and development                32,182               11,070
     Sales and marketing                     29,776               52,496
     General and administrative             153,560              159,953

           Total operating expenses         215,518              223,519

           Operating income (loss)          (10,925)              10,882

Other income (expense)
     Interest income                          1,594                  194
     Interest expense (Note 5)               (8,774)             (10,201)

            Net income (loss)            $  (18,105)          $      875


            Net income (loss) per share  $      -             $      -

            Weighted average common
                shares outstanding        6,952,350            7,553,867


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY


Years Ended December 31, 1996 and 1995

                                        Common
       Preferred     Common Stock        Stock     Accumulated
         Stock      Shares    Amount   Subscribed    Deficit       Total

Balance, December 31, 1994
      $400,000    4,453,913  $4,265,086  $ 21,000  $ (4,621,966)  $ 64,120
Subscribed shares issued
          -          84,000      21,000   (21,000)         -          -
Shares subscribed in lieu of notes payable and accrued interest to directors
          -            -           -       50,264          -        50,264
Shares subscribed pursuant to private placement (Note 2)
          -            -           -       93,350          -        93,350
Preferred stock dividends (Note 6)
          -            -           -         -             (437)      (437)
Net income
          -            -           -         -              875        875
Balance, December 31, 1995
       $400,000    4,537,913  $4,286,086  $143,614   $ (4,621,528) $208,172

Subscribed shares issued
          -        1,914,852     143,614  (143,614)         -          -
Shares issued for private placement (Note 2)
          -          333,333      25,000      -             -        25,000
Shares issued in lieu of note payable and accrued interest to directors
          -          230,987      17,342      -             -        17,342
Net loss
          -             -           -         -           (18,105)  (18,105)

Balance, December 31, 1996
        $400,000    7,017,085  $4,472,042  $     0    $ (4,639,633) $232,409


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS

Years Ended December 31,                       1996              1995

Cash Flows from Operating Activities
     Net income (loss)                      $ (18,105)        $     875
       Adjustments to reconcile net income
         (loss) to net cash provided by
         (used in) operating activities:
           Depreciation and amortization        9,449            13,485
           Write-off of tooling                19,365               -
       Changes in assets and liabilities:
           (Increase) decrease in:
             Accounts receivable               19,897           (40,371)
             Inventories                      (30,806)           44,395
             Prepaid expenses                 (12,037)             (776)
           Increase (decrease) in:
             Accounts payable and accrued
               expenses                        14,089           (25,385)

               Net cash provided by (used in)
                 operating activities           1,852            (7,777)

Cash Flows from Investing Activities
          Capital expenditures                    -              (9,240)

               Net cash used in investing
                 activities                         0            (9,240)

Cash Flows from Financing Activities
          Proceeds from issuance of common
            stock subscriptions                   -             93,350
          Proceeds from issuance of common
            stock                              25,000               -
          Principal payments on notes payable     -            (38,452)
          Principal payments on capital leases (3,208)          (6,505)

       Net cash provided by financing
         activities                            21,792           48,393

       Increase in cash and cash equivalents   23,644           31,376

Cash and Cash Equivalents:
     Beginning                                 43,297           11,921

     Ending                                 $  66,941        $  43,297

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest             $   3,574        $   8,917

Supplemental Schedule of Noncash Financing Activities
     Notes payable and accrued expenses
       exchanged for common shares
       subscribed/issued                    $  17,324        $  50,264
     Notes payable issued in exchange for
      accounts payable                            -             35,645

See Notes to Financial Statements.

SURGIDYNE,INC.
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Surgidyne, Inc. (Company) designs, develops, manufactures and markets specialty medical and surgical wound drainage products. The Company sells its products primarily on a credit basis throughout the United States and Europe.

A summary of the Company's significant accounting policies follows:

Revenue recognition: The Company recognizes revenue, including revenue from contract manufacturing, upon shipment to the customer.

Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all cash and any Treasury bills, commercial paper and money market funds with an initial maturity of three months or less to be cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Net income (loss) per share: Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Common stock equivalents, consisting of options and warrants are not included in this calculation as their effect would be antidilutive. In addition, the convertible preferred stock is included in the calculation in 1995.

Patents and trademarks: Patent and trademark costs have been capitalized and are being amortized over 17 years using the straight-line method.

Furniture and equipment: Furniture and equipment is carried at cost. Depreciation is provided for on the straight-line method over estimated useful lives of three to five years.

Research and development costs: Expenditures for research and development activities, whether performed by the Company or performed by outside parties under contract, are charged to operations as incurred. During 1996, the Company determined certain tooling would not be utilized in future product manufac-turing, and accordingly wrote-off an amount of $19,365 to research and development.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operation loss and tax credit carryfor-wards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differ-ences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all or the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Note 2.   Going Concern

The ability of the Company to continue as a going concern and its short-term liquidity is dependent upon obtaining addition-al debt and/or equity financing to fund future development and operations. The Company has made changes to it's current product lines and plans to add additional products in order to offer a more complete and competitive line. In addition, the Company is investigating several other new products which are at various stages of development. In February, 1996, the Company completed a private placement equity offering to raise capital. In total the Company has raised $118,350 at $.075 per share in connection with this offering, which has and will provide working capital to begin development on a new product line for the Company. Additional funding will be required in 1997 for further development, the purchase of tooling and the implementation of marketing efforts.

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes in 1997 depend largely on increased business from contract manufacturing and increased sales from existing and new products.

Note 3.                        Inventories

Inventories consisted of the following:
                                             1996            1995

Component parts and
 subassemblies                           $  100,098       $  110,229
Work-in-process                              23,146           10,489
Finished goods                               85,217           56,937
Less obsolescence reserve                   (10,000)         (10,000)

                                         $  198,461       $  167,655

Note 4.                        Furniture and Equipment

Furniture and equipment consisted of the following:

                                              1996             1995

Furniture, fixtures
 and equipment                            $  230,300       $  230,300
Tooling and molds                             98,392          117,757
Automobiles                                      -             12,200

                                          $  328,692       $  360,257

Note 5.                        Notes Payable

Notes payable to related parties: The Company has short-term notes payable outstanding with a certain officer and director which bears interest at 10%. The balance of $10,000 is due in annual installments limited to 50% of the audited net income each year until paid in full. Related party interest expense was approximately $1,099 and $3,000 in 1996 and 1995, respectively.

Long-term debt: In 1995, the Company converted an accounts payable balance of $35,546 into a non-interest bearing unsecured note payable due in a single installment on January 1, 1997. The Company did not pay-off the note on January 1, 1997 and as a result the note is due on demand.

Note 6.                        Series A Preferred Stock

On December 1, 1993, certain debenture holders elected to convert the face value of the debentures into 1,600,000 shares of unregistered Series A preferred stock at $.25 per share. The preferred shareholders are entitled to a dividend equal to 3% of net sales. The dividend in a given year is limited to 50% of the Company's net income. Cumulative dividends cannot exceed $210,000. In 1995, the Company accrued $437 for dividends on net income.

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

Under the Plan, the exercise price cannot be less than 100% of the fair market value of the common stock on the date the option is granted. Options are fully vested upon issuance and are exercisable over a five year period from date of grant. Informa-tion with respect to incentive stock option activity is summa-rized as follows:

                                               Weighted
                                                Average
                                               Exercise
                            Shares               Price
Outstanding at
 December 31, 1994          90,000                $0.22
Granted                       -                     -
Cancelled                     -                     -

Outstanding at
 December 31, 1995          90,000                $0.22
Granted                       -                     -
Cancelled                  (70,000)               $0.23

Outstanding at
 December 31, 1996          20,000                $0.19


Warrants: The Company has granted warrants for the purchase of shares of the Company's common stock to directors, medical advisors and certain debt and equity holders. The warrants are fully vested upon issuance and expire in varying amounts through 2001. Information with respect to warrant activity is summarized as follows:


                                               Weighted
                                                Average
                                               Exercise
                            Shares               Price
Outstanding at
 December 31, 1994       1,330,000                $0.21
Granted                       -                     -
Cancelled                 (160,000)               $0.25

Outstanding at
 December 31, 1995       1,170,000                $0.21
Granted                     30,000                $0.11
Cancelled                 (310,000)               $0.25

Outstanding at
 December 31, 1996         890,000                $0.19


Option and warrant grants discussed above are accounted for following APB Opinion No. 25 and related interpretations. For 1996 and 1995, there was no compensation expense recorded on the issuance of stock options and warrants as they were issued at or above quoted market prices. Compensation costs as determined using the fair value method required by FASB Statement No. 123 did not vary significantly from the cost under APB Opinion No. 25, and, accordingly, the pro forma information required by Statement No. 123 has not been presented.

The following table summarizes information about options and warrants outstanding as of December 31, 1996:


                                    Weighted
                                     Average           Weighted
   Range of        Number           Remaining           Average
   Exercise        of Units        Contractual         Exercise
    Price        Outstanding       Life (Years)          Price


 $.075 - .11       205,000             2.8                $.09
 $.19  - .25       605,000             1.6                $.19
     $.38          100,000             2.5                $.38

                   910,000             2.0                $.19

Note 8.                       Income Taxes

Deferred tax assets consisted of the following:


                                    1996                          1995



Depreciation                 $       -                   $      (2,000)
Allowance for inventory
 obsolescence                      2,000                         1,000
Other                              2,000                         3,000
Net operating loss
 carryforwards                   665,000                       665,000
Tax credit carryforwards          42,000                        42,000

Gross deferred tax assets        711,000                       709,000
Less valuation allowance         711,000                       709,000

Net deferred tax
 assets                       $      -                   $         -


During the year ended December 31, 1996 the Company recorded a valuation allowance of $711,000 on deferred tax assets to reduce the total to an amount that management believes will ultimately be realized.

The Company's income tax expense differed from the statutory federal rate as follows:
                                                 1996              1995

Statutory rate applied to
 income (loss) before tax                    $  (6,000)         $    -
State income tax net of
 federal tax benefit                               -                 -
Change in valuation allowance                    2,000               -
Effect of graduated tax rates                    4,000               -

                                              $    -            $    -


The Company has tax net operating loss and credit carryforwards at December 31, 1996 which are available to reduce income taxes payable in future years, subject to potential limitations due to changes in ownership. These carryforwards and credits will expire as follows:




                                   Operating                 Tax Credit
                                  Loss Carry-                  Carry-
             Year                  forwards                   forwards

             1998               $   12,000                 $      900
             1999                  324,000                     22,600
             2000                  226,000                     13,700
             2001                  819,000                      4,600
             2002                1,128,000                        -
             2003                  995,000                        -
             2004                  407,000                        -
             2005                  144,000                        -
             2006                    4,000                        -
             2007                     -                           -
             2008                  164,000                        -
             2009                  187,000                        -
             2010                   21,000                        -

                                $4,431,000                  $  41,800

Note 9.                        Leases

Operating leases: The Company leases its office and warehouse facilities under a noncancellable operating lease. The lease re-quires monthly payments of $3,281 through July, 1998. Rent expense was approximately $42,000 in 1996 and 1995, respectively.

Capital leases: The Company leases equipment under a capital lease discounted at a rate of 13.9%, due in monthly installments of $340 to October, 1998.

Approximate future minimum lease payments under capital leases and the aggregate present value of the net leases payments are as follows:

 Years Ending:

       1997                                   $  4,087
       1998                                      3,405

         Total minimum payments                  7,492
         Less amounts representing interest      1,198

                                                 6,294
         Less current maturities                 3,165

                                              $  3,129


The following is a summary of equipment under capital lease at December 31, 1996:

                                                  1996

Cost                                        $    21,743
Less accumulated depreciation                    15,119

                                            $     6,624

Note 10.  Baxter Contract

In 1990, the Company entered into agreements with Baxter Healthcare Corporation for the development, license, manufac-ture and sale of an autotransfusion system. The manufacturing agreement provided that Baxter pay an agreed upon price for the product. This agreement expired December 31, 1993 and the Company ceased manufacturing for Baxter in 1995.

The development and license agreement calls for a 20% royalty on the net sales by Baxter to their customers of autotra-nsfusion products until total royalties paid equal $2,000,000. As of December 31, 1996 cumulative royalties paid amounted to approximately $170,000.

In October of 1996, Baxter advised the Company that in conjunction with the formation and spinoff of the Allegiance
Corporation, they were discontinuing the autotransfusion product line licensed from the Company.

In addition, the Company has committed to pay a portion of the manufacturing revenues and royalties received to certain common and preferred shareholders. This commitment ended effective December 31, 1996 per the shareholder agreements.
A summary of royalty activity under this contract was as follows (approximate amounts):

                                                1996             1995

Manufacturing revenues and royalty income    $ 10,000        $ 110,000

Royalty expense                              $    400        $   4,000

Note 11.   Major Customers and Export Sales

Major customers: Net sales for the year ended December 31, 1996 and 1995 include sales to major customers as follows:



                            Sales Percentage
 Company                   1996          1995

   A*                       22%           18%
   B                         2%           15%


                       Year End Receivable Balances
 Company                   1996           1995

   A*                   $  3,200       $ 17,652
   B                         -           18,876

* International customer, representing 67% and 70% of export sales in 1996 and 1995, respectively.

Export sales: Net export sales to international customers were $206,589 and $175,612 in 1996 and 1995, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             NONE

                                 PART III
ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following eight persons serve as directors of the Company:

Name                    Age     Position      Director Since    Term *

Charles B. McNeil       67    Director,             1982          *
                              Executive V.P.
                              and Treasurer

Theodore A. Johnson     56    Chief Executive       1985          *
                              Officer and
                              Chairman

David B. Kaysen         47    Director              1988          *

William F. Gearhart     49    Director and          1984          *
                              Secretary

Arthur W. Schwalm       64    Director              1984          *

Vance D. Fiegel         43    President and         1995          *
                              Director

David R. Knighton, M.D. 48    Director              1994          *

Daniel M. McWhorter     58    Director              1996          *

* These directors will serve until the next annual meeting of the shareholders.


Charles B. McNeil, founder of the Company, has over 30 years experience in the health care industry. He has served as Executive Vice President of the Company for the past six years and served as President of the Company from its incorporation in 1982 until 1988. He served as Vice President and General Manager of the Inmed and Bittner Medical and Home Health Division of Inmed Corp-oration, Norcross, Georgia. Prior to joining Inmed, he was employed for 18 years by Davol, Inc., Providence, Rhode Island, where he directed product development for seven years. New products he successfully developed at Davol include numerous disposable surgical devices such as the Reliavac Closed Wound Suction Device, surgical drains and disposable surgical suction devices.

Theodore A. Johnson, Chairman of the Board and Chief Executive Officer since January, 1995 is also President, CEO and Director of the Minnesota Cooperation Office for Small Business and Job Creation, Inc. (MCO), a non-profit corporation formed in 1979 to foster job creation through assisting the start-up and growth of innovative, technological ventures in Minnesota. Prior to joining MCO, Mr. Johnson spent eight years at Control Data Corporation and twelve years at DATA 100 Corporation in a number of different technical, marketing and management positions. He currently serves as Chairman of the Board of International Lottery and Totalizator Systems, Inc., a NASDAQ listed company in California. In addition, he serves on the boards of directors of three private companies and two venture capital funds and is also an active investor and advisor to a number of emerging companies around the United States.

Vance D. Fiegel, President and Director since January 1995, is also Chief Operating Officer and the Director of Research at Embro Corporation, a biomedical research and development company specializing in wound healing products and vascular devices. At Embro, he directs corporate operations and new product development. He is a founder of Embro as well as the National Reparative Medicine Foundation where he serves as Director and Executive Vice President. Prior to founding Embro, Mr. Fiegel held various positions at the University of Minnesota, ultimately directing research in the field of wound healing where he has published over fifty papers in national and international journals.

David B. Kaysen, Director, is an experienced healthcare executive with over 20 years involvement in medical products sales and marketing. He is currently President, CEO of Rehabilicare, Inc. From 1991 to 1992 he served as Vice President of Emeritus Corporation. From 1989 to 1991 he served as Vice President of Sales and Marketing for HDM Corporation. From 1988 to 1989, he served as the President and CEO and Director of Surgidyne, Inc. From 1986 to 1988, Mr. Kaysen was Vice President of Marketing for Red Line/XVIIIB Medi Mart, Minneapolis, Minnesota.

William F. Gearhart, Director and Secretary, is Vice President of Sales and Marketing for Schneider (USA), Inc. He was previously Director of Marketing for St. Jude Medical, and Director of Sales and Marketing for the clinical division of Sandoz Nutrition Corporation. Mr. Gearhart was President and COO of MedVentures, Inc. from 1987 to 1990, and from 1985 to 1987 was Chairman and President of Competitive Business Strategies, a developer of strategic planning software, and Vice President of Alpha Business Group, Inc., a business consulting service to start-up medical companies.

Arthur W. Schwalm, Director, was founder of Cardiac Pacemakers, Inc. (CPI) in 1972 and served as President and Chief Executive Officer for 10 years. CPI was sold to Eli Lilly in 1978. Mr. Schwalm served as Chairman of the Board until 1983. Mr. Schwalm also serves on the board of directors of Orthofix. He is an active investor in a number of new ventures, primarily in the medical device area.

David R.Knighton, M.D., Director and Chairman of the Company's Medical and Scientific Advisory Board. He is currently a practicing vascular surgeon in the Twin Cities, Medical Director of the Institute for Reparative Medicine, and President and CEO of Embro, Inc. Dr. Knighton founded Curative Technologies, Inc., an international wound healing company which specializes in formation and management of Wound Care Centers. In addition to his recognized expertise in clinical wound care, Dr. Knighton is an experienced basic science researcher in the field of wound repair and wound healing angiogenesis.

Daniel McWhorter, Director, is Vice President of Research and Development for LecTec Corporation, a medical products company located in Minnetonka, Minnesota. Mr. McWhorter has over 25 years of experience in the medical device industry during which he has been responsible for the development and launch of products for wound management, anesthesia, urology, I.V. fluid administration and general surgery. Prior to joining LecTec, he served in a variety of technical and growth management roles at The Kendall Company and Pharmacia Deltec and in senior technical roles at Abbott Laboratories and Mentor Corporation.
Mr. McWhorter holds a B.S. degree in Chemistry from MacMurray College and an MBA from the University of Chicago. He also holds 30 patents.

ITEM 10.                       EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid or accrued by the Company for services rendered during the years indicated to its executive officer serving in the capacity as the CEO.

                              SUMMARY COMPENSATION TABLE

                                          Long-Term Compensation
                  Annual Compensation       Awards         Payouts
                               Other             Securities           All
Name and                       Annual Restricted Underlying           Other
Principal                      Compen-  Stock     Options/   LTIP    Compen-
Position   Year  Salary  Bonus  sation  Award(s)  SARs (#)  Payouts  sation

*Charles B. McNeil (Exec. Vice Pres.)
          1996  $35,000 $  -  $ 4,000  $   -         -      $  -     $   -
          1995   35,500    -      -        -         -         -         -
          1994   66,000    -      -        -         -         -         -
* Vance D. Fiegel is employed by the Company part-time and although Theodore A. Johnson, who is a non-employee of the Company, has the title of CEO, Charles
   B. McNeil has served in that capacity. Mr. Johnson does not receive comp-ensation from the Company.

The following table provides information with respect to option/SAR grants for the year ended December 31, 1996:


                 Number of Secu-  % of Total Options/
                 rities Underly-  SAR's Granted to Em-  Exercise
                  ing Options/     ployees in Fiscal     or Base      Expira-
Name             SARs Granted (#)       Year           Price ($/Sh)  tion Date

Charles B. McNeil     -                  -             $    -            -


The following table provides information with respect to stock option exercises in fiscal 1996 by the named executive officers and the value of such officers' unexercised options at December 31, 1996.

   Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values
       Shares                   Number of              Value of Unexercised
      Acquired              Unexercised Options       In-the-Money Options
         on      Value          at Year-End                at Year-End
Name  Exercise  Realized  Exercisable  Unexercisable  Exercisable Unexercisable

Charles B. McNeil
          -     $    -       20,000          -          $     -    $      -


Compensation of Directors

The Company does not provide cash remuneration to its directors. During 1996, the Company granted warrants for the purchase of 30,000 shares at $.11 per share to Dan McWhorter.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information with respect to each share-holder known by the Company to own beneficially 5% or more of its outstanding common shares (which includes the assumed conversion of the Series A preferred stock) and for each Director and Officer as of February 12, 1997. Each share-holder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a footnote.


Name and Address of             Amount and Nature of
Beneficial Owner                  Beneficial Owner         Percent of Class

All Directors and Officers
as a group (8 people in group)       2,532,354 1                 26.9%

Charity, Inc.
6187 Heather Circle
Fridley, MN  55432                   1,126,016 2                 12.5%

Theodore A. Johnson                    906,875 3                 10.3%

Charles B. McNeil                      752,839 4                  8.6%
9909 South Shore Drive
Minneapolis, MN  55441

Arthur W. Schwalm                      455,293 5                  4.7%

David R. Knighton, M.D.                156,000 6                  1.8%

David B. Kaysen                        130,000 7                  1.5%

William F. Gearhart                    100,000 8                  1.2%

Vance D. Fiegel                         50,000 9                  0.6%

Daniel M. McWhorter                     30,000 10                 0.4%
******************************
 1 Includes 635,000 shares issuable pursuant to options and warrants which are currently exercisable and 80,000 shares of Series A convertible preferred stock.

 2 Includes 400,000 shares of Series A convertible preferred stock.

 3 Includes 120,000 shares issuable pursuant to warrants which are currently exercisable and 60,000 shares of Series A convertible preferred stock.
   Does not include 27,300 shares held by Minnesota Cooperation Office, of which Mr. Johnson is President.

 4 Includes 120,000 shares issuable pursuant to options and warrants which are currently exercisable.

 5 Includes 50,000 shares issuable pursuant to warrants which are currently exercisable.

 6 Includes 135,000 shares issuable pursuant to warrants which are currently exercisable and 20,000 shares of Series A convertible preferred stock.

 7 Represents 130,000 shares issuable pursuant warrants which are currently exercisable.

 8 Represents 100,000 shares issuable pursuant warrants which are currently exercisable.

 9 Represents 50,000 shares issuable pursuant warrants which are currently exercisable.

10 Represents 30,000 shares issuable pursuant warrants which are currently exercisable.

The following table presents certain information with respect to each share-holder known by the Company to own beneficially 5% or more of its outstanding Series A Preferred Stock shares and for each Director and Officer as of February 12, 1997. Each shareholder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a footnote.

Name and Address of                Amount and Nature of
 Beneficial Owner                    Beneficial Owner        Percent of Class

Charity, Inc.
6187 Heather Circle
Fridley, MN  55432                        400,000                   25.0%

Samuel M. Joy
828 Ridge Place
Mendota Heights, Mn  55118                140,000                    8.8%

Dr. Demetre Nicoloff
c/o National City Bank
Account #50-1580-04
75 South Fifth Street
Minneapolis, Mn  55402                    120,000                    7.5%

Eugene T. and Joan L. Plitt
S76 West 12816 Cambridge Court
Muskego, WI  53150                        100,000                    6.3%

John M. Metcalfe
6565 Word Parkway
Melbourne Village, FL  32904-3636          80,000                    5.0%

Dr. Melvin P. Bubrick
5712 Long Brake Trail
Edina, MN  55345                           80,000 1                  5.0%

Theodore A. Johnson                        60,000                    3.8%

David R. Knighton, M.D.                    20,000                    1.3%

All Directors and Officers as a group      80,000                    5.0%
******************************

1 Includes 40,000 shares held in trust in the names of Dr. Bubrick's children.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1991, Theodore A. Johnson, Arthur W. Schwalm and Charles B. McNeil each loaned the Company $25,000 in the form of short-term notes payable bearing interest at 15%. The aggregate balance of these notes as of December 31, 1996 and December 31, 1995 was $10,000 and $19,605 respectively. In 1996 and 1995, the Company exchanged a portion of the notes payable plus accrued interest totalling $17,324 and $50,264 respectively, for common stock at $.075 per share.

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


/s/ Vance D. Fiegel                                            March 27, 1997
By: Vance D. Fiegel
President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles B. McNeil                                          March 27, 1997
By: Charles B. McNeil
Executive Vice President, Treasurer and Director.


/s/ Theodore A. Johnson                                        March 27, 1997
By: Theodore A. Johnson
Chief Executive Officer and Chairman of the Board of Directors


/s/ David B. Kaysen                                            March 27, 1997
By: David B. Kaysen
Director


/s/ Arthur W. Schwalm                                          March 27, 1997
By: Arthur W. Schwalm
Director


/s/ William F. Gearhart                                        March 27, 1997
By: William F. Gearhart
Secretary and Director


/s/ David R. Knighton                                          March 27, 1997
By: David R. Knighton
Director

/s/ Daniel M. McWhorter                                        March 27, 1997
By: Daniel M. McWhorter
Director