Form 10QSB
period 1997-03-31
SURGIDYNE INC
filed 1997-05-14
CIK 745788

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly Period Ended March 31, 1997
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

           7,017,085 shares of Common Stock, no par value, outstanding at
                                    May 12, 1997

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

SURGIDYNE, INC.
BALANCE SHEETS




                                                (Unaudited)

                                                 March 31,     December 31,
                                                    1997            1996

ASSETS


Current Assets
  Cash and cash equivalents                        $60,319         $ 66,941
  Accounts receivable, less allowance for
   doubtful accounts of $4,700                      55,236           86,339
  Inventories (Note 2)                             218,298          198,461
  Prepaid expenses                                  14,713           16,465


        Total current assets                       348,566          368,206



Furniture and Equipment, at cost (Note 3)          330,636          328,692
  Less accumulated depreciation                    308,644          306,926

        Total furniture and equipment               21,992           21,766



Other Assets
  Patents and trademarks, net of accumulated amortization
   of $12,904 in 1997 and $12,312 in 1996            8,936            9,528
  Deposits                                           3,529            3,529


        Total other assets                          12,465           13,057


           Total assets                           $383,023        $ 403,029



See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (Continued)



                                              (Unaudited)

                                                March 31,     December 31,

                                                   1997            1996


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to officers and directors (Note 4)$ 10,000        $  10,000
  12% demand note payable                           11,646           11,646
  Accounts payable                                  64,956           68,486
  Current maturities of long-term debt              38,224           38,711
  Accrued expenses                                  34,673           38,648

        Total current liabilities                  159,499          167,491

Long-Term Liabilities
  Long-term debt                                     3,129            3,129

        Total long-term liabilities                  3,129            3,129

Stockholders' Equity
  Series A Preferred stock, authorized 1,600,000 shares;
   $400,000 liquidation preference, 1,600,000 shares
   issued and outstanding in 1997 and 1996         400,000          400,000
  Common stock, no par value; authorized 18,400,000 shares;
   issued and outstanding 7,017,085
   in 1997 and 1996                              4,472,042        4,472,042

  Accumulated deficit                           (4,651,647)      (4,639,633)

        Total stockholders' equity                 220,395          232,409


      Total liabilities and stockholders' equity $ 383,023        $ 403,029


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)


                                                        March 31,   March 31,
Three Months Ended                                        1997        1996


OPERATIONS

Net sales                                                $144,718    $130,089

Cost of goods sold                                         99,878      93,551

    Gross profit                                           44,840      36,538


Operating expenses
   Research and development                                 4,106       1,306
   Sales and marketing                                      6,692       6,397
   General and administrative                              45,881      39,363

    Total operating expenses                               56,679      47,066

      Operating income (loss)                             (11,839)    (10,528)

Other income (expense)
   Interest income                                            458         225
   Interest expense                                        (1,093)     (3,301)
   Other                                                      460       1,380

      Net income (loss)                                  $(12,014)  $ (12,224)


      Net income (loss) per share                        $    .00   $     .00


      Weighted average common
        shares outstanding                              7,017,085   6,754,630



See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS


                                                   March 31,    March 31,

Three Months Ended                                    1997         1996

Cash Flows from Operating Activities
   Net income (loss)                            $   (12,014)  $   (12,224)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used) in operating activities:
      Depreciation and amortization                   2,310         2,363
      Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                        31,103        44,382
          Inventories                               (19,837)       (3,825)
          Prepaid expenses                            1,752          (406)
        Decrease in:
          Accounts payable and accrued expenses      (7,505)      (17,157)

          Net cash provided by (used) in operating
           activities                                (4,191)       13,133

Cash Flows used in Investing Activities
   Capital expenditures                              (1,944)          -

          Net cash used in investing activities      (1,944)            0


Cash Flows from Financing Activities
   Payments on capital leases payable                  (487)       (1,606)
   Proceeds from private placement                       -         25,000


          Net cash provided by (used) in financing
            activities                                 (487)       23,394


    Increase (decrease) in cash and cash equivalents (6,622)       36,527

Cash and Cash Equivalents:
   Beginning                                         66,941        43,297

   Ending                                       $    60,319   $    79,824


Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                   $       235   $       672


Supplemental Schedule of Noncash Financing Activities
   Accrued expenses exchanged for common shares
     subscribed                                  $      -     $     7,737
   Notes payable exchanged for common shares
     subscribed                                         -           9,605


See Notes to Financial Statements.

SURGIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS


Note 1.  Financial Statements

The Balance Sheet as of March 31, 1997, the
Statement of Operations for the three month periods ended March 31, 1997 and March 31, 1996, and the Statement of Cash Flows for the three month periods ended March 31, 1997 and March 31,
1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1997;
the results of operations for the three month periods ended March 31, 1997 and March 31, 1996, and the statement of cash flows for the three month periods ended March 31, 1997 and March 31,
1996 have been made. The Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of the full fiscal year.

Note 2  Inventories

Inventories consisted of the following:


                  March 31,December 31,
                      1997      1996


Component parts and
  subassemblies            $121,946   $100,098
Work in process              22,232     23,146
Finished goods               84,120     85,217
Less obsolescence reserve   (10,000)   (10,000)

                           $218,298   $198,461


Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:


                          March 31, December 31,
                             1997      1996

Furniture, fixtures and
  equipment               $232,244    $230,300
Tooling and molds           98,392     98,392

                          $330,636    $328,692
Note 4.  Notes Payable

Notes payable to related parties: The Company has short-term notes payable outstanding with a certain officer and director which bears interest at an interest rate of prime plus two percent.
The interest rate will be adjusted every six months on June 30 and December 31. Currently the interest rate is 10.25% annually. The $10,000 is due in annual installments limited to 50% of the audited net income each year until paid in full.

Notes payable to unrelated parties: The Company has a 12% short-term note payable. The Company has paid $38,354 in principal on the note and the balance of $11,646 is due on demand.

Long-term debt: In 1995, the Company converted an accounts payable balance of $35,546 into a non-interest bearing unsecured note payable due in a single installment on January 1, 1997. The
Company did not pay-off the note on January 1, 1997 and as a result the note is due on demand.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - 1997 compared to 1996

Sales. Sales for the first three months of fiscal 1997 were $144,718, approximately an 11% increase in sales for the same period in fiscal 1996. This increase is attributed primarily to increases in VariDyne pump and contract manufacturing sales offset by the discontinuation of sales to Baxter. Baxter sales for the first three months of fiscal 1996 were $6,247 compared to $0 for the same period in 1997.

Gross Profit. Gross profit expressed as a percentage of sales increased from approximately 28% for the first three months of fiscal 1996 compared to approximately 31% for the same period in fiscal 1997. This increase is primarily due to changes in the Company's product sales mix and certain additional costs incurred in 1996 related to the discontinuation of maufacturing for Baxter.

Operating Expenses. Operating expenses increased from $47,066 for the three month period ended March 31, 1996 to $56,678 for the same period in fiscal 1997. The increase is primarily attributed to two factors; professional fees which were $8,700 for the first three months of 1996 compared to $13,422 for the same period in fiscal 1997, and research and development costs which increased from $1,306 for the first three months of fiscal 1996 to $4,106 for the same period in 1997, due to increased wages and benefits.


Liquidity and Capital Resources

At March 31, 1997 the Company had working capital of $189,067 compared to $200,715 at December 31, 1996. The cash flows utilized by operating activities for the first three months of fiscal 1997 were $4,191, primarily due to three factors; an increase in inventories of $19,837 due to increased raw material costs and a lower sales volume while maintaining production levels, a net loss of $12,014 offset by a decrease of $31,103 in accounts receivable due to a decrease in sales from the fourth quarter of 1996 compared to the first three months of 1997 and payments received on account.

The Company is developing new products to expand it's product line and is increasing it's sales efforts through the addition of international dealers worldwide. New product introductions and increased international marketing efforts are scheduled for 1997 and 1998. The success of these strategies is dependent upon the ability of the Company to successfully complete the development programs, including manufacturing, and to obtain necessary governmental approvals for marketing. These efforts may require additional funding in late 1997 or early 1998.

Long-term liquidity is dependent upon greater sales volumes that generate profitable operations. Increased sales volumes in 1997 depend largely on increased business from contract manufacturing, and increased sales from existing and new products.

                             PART II.  OTHER INFORMATION




ITEM 6.     Exhibits and Reports on Form 8-K

            (b)     Reports on Form 8-K

                    No reports on Form 8-K were filled during the three month
                      period ended March 31, 1997.

                                ---------------------

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SURGIDYNE, INC.
 (Registrant)



Date  May 12, 1997                                    /s/ Vance D. Fiegel
                                                      Vance D. Fiegel
                                                      President and Principal
                                                        Accounting Officer