Form 10QSB
period 1997-06-30
SURGIDYNE INC
filed 1997-08-13
CIK 745788

UNITED STATES
                                       SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C. 20549

                                                   FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1997
        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                  7,017,085 shares of Common Stock, no par value, outstanding at
                                       August 11, 1997

ITEM 1.         FINANCIAL STATEMENTS


                                                 SURGIDYNE, INC.

CONTENTS                                 PAGE
FINANCIAL STATEMENTS

   Balance sheets                          3
   Statements of operations                5
   Statements of cash flows                6
   Notes to financial statements           7

BALANCE SHEETS

                                            (Unaudited)
                                              June 30,          December 31,
                                                1997               1996

ASSETS

Current Assets
  Cash and cash equivalents                $    43,558           $   66,941
  Accounts receivable, less allowance for
    doubtful accounts of $4,200 in 1997
    and $4,700 in 1996                          46,519               86,339
  Inventories (Note 2)                         208,629              198,461
  Prepaid expenses                              14,981               16,465

          Total current assets                 313,687              368,206


Furniture and Equipment, at cost (Note 3)      330,636                328,692
  Less accumulated depreciation                310,458                306,926

          Total furniture and equipment         20,178                 21,766


Other Assets
  Patents and trademarks, net of accumulated
    amortization of $13,496 in 1997 and
    $12,312 in 1996                              8,344                  9,528
  Deposits                                       3,529                  3,529

          Total other assets                    11,873                 13,057

               Total assets               $    345,738           $    403,029


See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (Continued)

                                            (Unaudited)
                                              June 30,          December 31,
                                                1997               1996

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to officers and
    directors (Note 4)                    $     10,000         $     10,000
  12% demand note payable                       11,646               11,646
  Accounts payable                              55,817               68,486
  Current maturities of long-term debt          39,021               38,711
  Accrued expenses                              30,162               38,648

          Total current liabilities            146,646              167,491


Long-Term Liabilities
  Long-term debt                                 1,310                3,129


Stockholders' Equity

  Series A Preferred stock, authorized
    1,600,000 shares; $400,000 liquidation
    preference, 1,600,000 shares issued and
    outstanding in 1997 and 1996               400,000              400,000
  Common stock, no par value; authorized
    18,400,000 shares; issued and outstanding
    7,017,085 in 1997 and 1996               4,472,042            4,472,042
  Accumulated deficit                       (4,674,260)          (4,639,633)

          Total stockholders' equity           197,782              232,409

               Total liabilities and
                 stockholders' equity     $    345,738         $    403,029


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)


Three and Six Months         June 30       June 30        June 30       June 30
  Ended                        1997          1996           1997          1996

OPERATIONS

Net sales                $   106,290    $  154,089     $  251,008   $   284,178

Cost of goods sold            87,876       118,416        187,754       211,967

     Gross profit             18,414        35,673         63,254        72,211


Operating expenses
   Research and development    6,892        3,268          10,998         4,574
   Sales and marketing         5,978        8,662          12,670        15,059
   General and administrative 29,169       38,659          75,050        78,022

     Total operating expenses 42,039       50,589          98,718        97,655

        Operating loss       (23,625)     (14,916)        (35,464)      (25,444)

Other income (expense)
   Interest income               443          414             901           639
   Interest expense           (1,077)      (1,658)         (2,170)       (4,959)
   Other                       1,646          270           2,106         1,650

       Net income (loss) $   (22,613)  $  (15,890)     $  (34,627)   $  (28,114)


       Net income (loss)
         per share       $      (.00)  $     (.00)     $     (.00)   $     (.00)


        Weighted average
          common shares
          outstanding       7,017,085    7,017,085       7,017,085    6,886,702


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS

                                               June 30,           June 30,
Six Months Ended                                 1997               1996

Cash Flows from Operating Activities
   Net loss                             $      (34,627)    $      (28,114)
   Adjustments to reconcile net income
     to net cash provided by (used) in
     operating activities:
        Depreciation and amortization            4,716              5,225
        Changes in assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                 39,820             10,197
            Inventories                        (10,168)             9,949
            Prepaid expenses                     1,484               (811)

          Decrease in:
            Accounts payable and accrued
              expenses                         (21,155)            (7,353)


          Net cash provided by (used) in
            operating activities               (19,930)           (10,907)


Cash Flows used in Investing Activities

   Capital expenditures                         (1,944)               -


        Net cash used in investing activities   (1,944)                 0

Cash Flows from Financing Activities
   Payments on capital leases payable           (1,509)            (3,212)
   Proceeds from private placement                 -               25,000
   Payments on notes payable                       -                  -

            Net cash provided by (used) in
              financing activities              (1,509)            21,788


            Increase (decrease) in cash and
              cash equivalents                 (23,383)            10,881

Cash and Cash Equivalents:
   Beginning                                    66,941             43,297

   Ending                               $       43,558     $       54,178


Supplemental Disclosures of Cash Flow Information
   Cash payments for interest           $          445     $        1,344


Supplemental Schedule of Noncash Financing Activities
   Accrued expenses exchanged for
     common shares subscribed           $          -       $        7,737
   Notes payable exchanged for common
     shares subscribed                             -                9,605


See Notes to Financial Statements.

SURGIDYNE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Financial Statements

The Balance Sheet as of June 30, 1997, the Statement of Operations for the three and six month periods ended June 30, 1997 and June 30, 1996, and the Statement of Cash Flows for the six month periods ended June 30, 1997 and June 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1997; the results of operations for the three and six month periods ended June 30, 1997 and June 30, 1996, and the statement of cash flows for the six month periods ended June 30, 1997 and June 30, 1996 have been made. The Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of the full fiscal year.

Note 2  Inventories

Inventories consisted of the following:

                            June 30,   December 31,
                             1997          1996
Component parts and
  subassemblies            $113,767      $ 100,098
Work in process              16,601         23,146
Finished goods               88,261         85,217
Less obsolescence reserve   (10,000)       (10,000)

                           $ 208,629     $  198,461


Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:

                            June 30,   December 31,
                                1997           1996
Furniture, fixtures and
equipment                 $ 232,244      $ 230,300
Tooling and molds            98,392         98,392

                          $  330,636     $  328,692


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


Note 5. Issued but not yet Adopted Accounting
        Standard

The FASB has issued Statement No. 128, Earnings Per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

The adoption of Statement No. 128 would have had no effect on reported earnings
(loss) per share.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - 1997 compared to 1996

Sales. Sales revenues for the three and six month periods ended June 30, 1997 were $106,290 and $251,008, respectively, or approximately 31% less than sales for the same three month period in 1996 and 12% less than sales for the same six month period in fiscal 1996.

The three and six month decreases are attributed to reductions from both domestic and international product line revenues. The Company is feeling the impact of increased international pricing pressures and domestic pressures by hospitals to curb spending. As a result the Company is experiencing an impact primarily on Varidyne Canister Kit revenues, which have decreased 45% and 29% respectively for the three and six month periods ended June 30, 1997, and Discrete Drain revenues, which have decreased 45% and 30% respectively for the three and six month periods ended June 30, 1997.

Gross Profit. Gross profit expressed as a percentage of sales decreased from approximately 23% for the three month period ended June 30, 1996 to approximately 17% for the same period in fiscal 1997 due to a decrease in sales resulting in less overhead absorption for the period.

Gross profit expressed as a percentage of sales was approximately 25% for the first six months of both fiscal 1997 and 1996. This is attributed to a similar sales mix and product cost for both periods.


Operating Expenses. Operating expenses decreased from $50,589 for the three months ended June 30, 1996 to $42,039 for the same period in fiscal 1997. This is attributed to decreases in professional fees recognized during the three month period in fiscal 1997, offset by an increase in Research and Development expenses.

Operating expenses increased from $97,655 for the six month period ended
June 30, 1996 to $98,718 for the same period in fiscal 1997. This small increase is primarily attributed to an increase in medical insurance premiums.


Liquidity and Capital Resources

At June 30, 1997 the Company had working capital of $167,041 compared to $200,715 at December 31, 1996.

Cash flows used in operating activities for the first six months of fiscal 1997 were $19,930, primarily due to the net loss of $34,627 combined with a decrease in accounts payable of $21,155 offset by a decrease in accounts receivable of $39,820.

The Company has adequate short-term liquidity to manufacture and sell its existing product line for the next twelve months. The Company is incorporating a new line of lower cost silicone drains into its product offering which makes its bulb evacuator and drain products more competitive in both domestic and export markets. The Company is increasing its export marketing effort with a full line of lower priced bulb evacuators and drains, and is actively seeking additional international distributors in countries that are important markets for these products. The Company is also seeking to partner with a large domestic supplier of medical products to increase sales of the Company's products in the U.S. market. Additionally, the Company plans to add a 400ml evacuator with PVC drains to its line of suction drainage products. This addition will enable the Company to offer a full line of products equivalent to the market leaders, both domestically and world markets. These endeavors, if successful, should allow the Company to expand its market and product niche with minimal capital investment.

PART II. OTHER INFORMATION




ITEM 6.         Exhibits and Reports on Form 8-K

                (b)        Reports on Form 8-K

                           No reports on Form 8-K were filed during the six month period ended June 30, 1997.

                                              ---------------------

                                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


SURGIDYNE, INC.
(Registrant)



Date  August 11, 1997                            /s/ Vance D. Fiegel
                                                     Vance D. Fiegel
                                                     President and Principal
                                                       Accounting Officer