Form 10QSB
period 1997-09-30
SURGIDYNE INC
filed 1997-11-14
CIK 745788

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB
(Mark One)
 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
          For the Quarterly Period Ended September 30, 1997
     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

        7,017,085 shares of Common Stock, no par value, outstanding at
                               November 12, 1997

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

SURGIDYNE, INC.
BALANCE SHEETS
                                           (Unaudited)
                                           September 30,    December 31,
                                               1997             1996
ASSETS
Current Assets
 Cash and cash equivalents                    $  43,206        $  66,941
 Accounts receivable, less allowance for
   doubtful accounts of $4,200 in 1997 and
   $4,700 in 1996                                38,881           86,339
 Inventories (Note 2)                           192,830          198,461
 Prepaid expenses                                 7,573           16,465

       Total current assets                     282,490          368,206

Furniture and Equipment, at cost (Note 3)       333,396          328,692
 Less accumulated depreciation                  312,272          306,926

       Total furniture and equipment             21,124           21,766

Other Assets
 Patents and trademarks, net of accumulated
   amortization of $14,088 in 1997 and $12,312
   in 1996                                        7,752            9,528
 Deposits                                         3,529            3,529

       Total other assets                        11,281           13,057

          Total assets                        $ 314,895        $ 403,029

See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (Continued)
                                           (Unaudited)
                                          September 30,      December 31,
                                              1997              1996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Notes payable to officers and
   directors (Note 4)                        $  10,000        $   10,000
 12% demand note payable                        11,646            11,646
 Current maturities on long-term debt           39,188            38,711
 Accounts payable                               43,945            68,486
 Accrued expenses                               31,278            38,648

       Total current liabilities               136,057           167,491

Long-Term Debt                                     335             3,129

Stockholders' Equity
 Series A Preferred stock, authorized
   1,600,000 shares; $400,000 liquidation
   preference                                  400,000           400,000
 Common stock, no par value; authorized
   18,400,000 shares; issued and outstanding
   7,017,085 in 1997 and 1996                4,472,042         4,472,042
 Accumulated deficit                        (4,693,539)       (4,639,633)

       Total stockholders' equity              178,503           232,409

          Total liabilities and
            stockholders' equity             $ 314,895         $ 403,029

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                  Sept. 30   Sept. 30      Sept. 30   Sept. 30
Three and Nine Months Ended         1997       1996          1997       1996

Net sales                         $112,913   $167,637      $363,921   $451,815
Cost of goods sold                  90,991    106,789       278,746    318,754

    Gross profit                    21,922     60,848        85,175    133,061

Operating expenses
  Research and development           4,888      4,108        15,886      8,682
  Sales and marketing                6,879      6,762        19,550     21,821
  General and administrative        31,283     37,126       106,333    115,149

    Total operating expenses        43,050     47,996       141,769    145,652

     Operating income (loss)       (21,128)    12,852       (56,594)   (12,591)

Other income (expense)
  Interest income                      345        499         1,245      1,138
  Interest expense                  (1,077)    (1,463)       (3,246)    (6,422)
  Other                              2,581         36         4,689      1,687

     Net income (loss)            $(19,279)   $11,924       $(53,906) $(16,188)

    Net income (loss) per share   $    -      $   -         $   (.01) $    -

     Weighted average common
       shares outstanding        7,017,085  7,017,085      7,017,085   6,886,702

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                      Sept. 30,      Sept. 30,
Nine Months Ended                                       1997           1996

Cash Flows from Operating Activities
  Net loss                                            $(53,906)      $(16,188)
  Adjustments to reconcile net income to net
    cash provided by (used) in operating activities:
     Depreciation and amortization                       7,122          7,587
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                            47,458         36,570
         Inventories                                     5,631        (16,092)
         Prepaid expenses                                8,892         (2,183)

       Decrease in:
         Accounts payable and accrued expenses         (31,911)          (795)

       Net cash provided by (used) in operating
         activities                                    (16,714)         8,899

Cash Flows used in Investing Activities

  Capital expenditures                                  (4,704)           -

       Net cash used in investing activities            (4,704)           -

Cash Flows from Financing Activities
  Payments on capital leases payable                    (2,317)        (3,948)
  Proceeds from private placement                          -           25,000

         Net cash provided by (used) in financing
           activities                                   (2,317)        21,052

         Increase (decrease) in cash and cash
           equivalents                                 (23,735)        29,951

Cash and Cash Equivalents:
  Beginning                                             66,941         43,297

  Ending                                             $  43,206      $  73,248

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                         $     645      $   1,821

Supplemental Schedule of Noncash Financing Activities
  Accrued expenses exchanged for common shares
    subscribed                                       $     -        $   7,737
  Notes payable exchanged for common shares
    subscribed                                             -            9,605

See Notes to Financial Statements.

SURGIDYNE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Financial Statements

The Balance Sheet as of September 30, 1997, the Statement of Operations for the three and nine month periods ended September 30, 1997 and September 30, 1996, and the Statement of Cash Flows for the nine month periods ended September 30, 1997 and September 30, 1996 have been prepared by the Company without audit.
In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1997; the results of operations for the three and nine month periods ended September 30, 1997 and September 30, 1996, and the statement of cash flows for the nine month periods ended September 30, 1997 and September 30, 1996 have been made. The Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of the full fiscal year.

Note 2  Inventories

Inventories consisted of the following:

                           September 30,      December 31,
                              1997               1996
Component parts and
 subassemblies                 $105,922          $100,098
Work in process                  26,345            23,146
Finished goods                   70,563            85,217
Less obsolescence reserve       (10,000)          (10,000)

                               $192,830          $198,461



Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:

                           September 30,     December 31,
                              1997              1996

Furniture, fixtures and
  equipment                    $232,244         $230,300
Tooling and molds               101,152           98,392

                               $333,396         $328,692

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

Long-term debt: In 1995, the Company converted an accounts payable balance of $35,546 into a non-interest bearing unsecured note payable due in a single installment on January 1, 1997. The Company did not pay-off the note on January 1, 1997 and as a result the note is due on demand. To date the noteholder has not demanded payment.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales. Sales revenues for the three and nine month periods ended September 30, 1997 were $112,913 and $363,921, respectively, or approximately 33% and 20% less than sales for the same three and nine month periods in 1996.

The three month decrease is attributed to reductions from both the Company's product line revenue and contract manufacturing revenue. These decreases were 23% and 66% respectively for the three month period ended September 30, 1997. The nine month decrease is attributed to a 25% reduction in product line revenues partially offset by a 11% increase in contract manufacturing revenues for the nine months ended September 30, 1997.

The Company is experiencing the impact of increased international pricing pressures and domestic pressures by hospitals to curb spending. As a result the Company is experiencing an impact primarily on Varidyne Canister Kit revenues, which decreased 14% and 24% for the three and nine periods ended September 30, 1997, Discrete Drain revenues, which decreased 17% and 25% respectively for the three and nine month periods ended September 30, 1997 and Bulb Evacuator Kit revenues, which decreased 53% and 27% respectively for the three and nine months ended September 30, 1997.

The three month decrease in contract manufacturing revenues is a result of the completion of a contract with a major Original Equipment Manufacturer (OEM) customer in the second quarter.

Gross profit. Gross profit expressed as a percentage of sales decreased from approximately 36% for the three month period ended September 30, 1996 to approximately 19% for the same period in fiscal 1997 due primarily to a decrease in product sales resulting in less overhead absorption for the period.

Gross profit expressed as a percentage of sales decreased from approximately 30% for the first nine months of fiscal 1996 to approximately 23% for the same period in 1997 for the same reason.

Operating Expenses. Operating expenses decreased from $47,996 for the three month period ended September 30, 1996 to $43,050 for the same period in 1997. Operating expenses decreased from $145,652 for the nine month period ended September 30, 1996 to $141,769 for the same period in 1997. Both the three month and nine month decreases are primarily attributed to decreases in professional fees, other outside services and postage.

Liquidity and Capital Resources

At September 30, 1997 the Company had working capital of $146,433 compared to $200,715 at December 31, 1996.

Cash flows used in operating activities for the first nine months of fiscal 1997 were $16,714, primarily due to the net loss of $53,906 combined with a decrease in accounts payable of $31,911, partially offset by decreases in accounts receivables and prepaid expenses of $47,458 and $8,892 respectively.

The Company is seeking an equity infusion within the next twelve months to assure its short-term liquidity and ability to manufacture and sell its existing product line and also allow the Company to expand its product line. The
Company is incorporating a new line of lower cost silicone drains into its product offering which makes its bulb evacuator and drain products more competitive in both domestic and export markets. The Company is increasing its export marketing effort by actively seeking additional international distributors in countries that are important markets for these products. Additionally, the Company plans to add a 400ml evacuator with PVC drains to its line of suction drainage products as well as some other compatible hospital products. These additions will enable the Company to offer a more extensive line of products equivalent to the market leaders, both domestically and in world markets. These endeavors, if successful, will allow the Company to expand its market and product niche significantly.

PART II.  OTHER INFORMATION
ITEM 6.    Exhibits and Reports on Form 8-K
           (b)     Reports on Form 8-K

                   No reports on Form 8-K were filed during the nine month period ended September 30, 1997.
                             ---------------------
                                  SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGIDYNE, INC.
 (Registrant)

Date  November 12, 1997                               /s/ Vance D. Fiegel
                                                      Vance D. Fiegel
                                                      President and Principal
                                                      Accounting Officer