Form 10KSB
period 1997-12-31
SURGIDYNE INC
filed 1998-04-28
CIK 745788

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                            FORM 10-KSB
(Mark One)
 X ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                        For the Fiscal Year Ended December 31, 1997
    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for the year ended December 31, 1997 were $486,761.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 3, 1998 was approximately $219,284 (based on a price of $.03125, the bid price of the local over-the-counter market.) For purposes of this calculation, all Directors and Executive Officers of the Registrant have been deemed affiliates.

7,017,085 shares of Common Stock, no par value, were outstanding at February 3, 1998

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

Products

The Company's current product lines are comprised of VariDyne microelectronic A.C./D.C. battery powered suction systems with disposable drainage/collection products for postoperative and other suction drainage applications, disposable SABER and S-VAC 100 bulb evacuators for postoperative closed wound suction drainage along with other related disposable products. The Company also sells some of its disposable wound drainage components on an original equipment manufacturer (OEM) basis. Additionally, the Company provides contract assembly and packaging services for disposable medical and related products.

In 1990, the Company entered into agreements with Baxter Healthcare Corporation (Baxter) for the development, license, manufacture and sale of an auto-transfusion system under their Jackson-Pratt (J-P) trademark. The manufacturing agreement provides for Baxter to pay an agreed upon price for the product. This agreement expired December 31, 1993 and the Company continued manufacturing under a order/bid basis. The development and license agreement calls for a 20% royalty on the net sales by Baxter to their customers of autotransfusion system products until total royalties paid equal $2,000,000.

In October of 1996, Baxter advised the Company that in conjunction with the formation and spinoff of the Allegiance Corporation, they were discontinuing the orthopedic autotransfusion product line licensed from the Company. Total revenues received from Baxter for purchases of, and royalties on these autotransfusion products were $10,115 in 1996 compared to $1,500 in 1997.

In 1997, the Company completed cost reduction programs for its' bulb evacuator and silicone drain products. In 1998 the Company would like to expand its' line to include additional manual evacuators and drains for closed wound suction drainage. During 1998 the Company also would like to expand OEM and contract manufacturing.

Marketing and Distribution

The Company's basic products are sold through a network of independent dealers, with eight domestic dealers and five international dealers. The Company sells directly to hospital accounts in the United States in areas without dealer rep-resentation. The Company does not employ an outside sales force and is largely dependent upon its dealers for sales and service to hospital accounts.

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

Major Customers

Net sales to international customers for the years ended December 31, 1997 and 1996 totalled $143,806 and $206,589 respectively, representing approximately 30% and 33% of the Company's sales. Chirmed, S.R.L., located in Sassari, Italy, accounted for 17% and 22% of total net sales for 1997 and 1996, respectively. Master Medical, Inc. accounted for 11% and 9% of total net sales in 1997 and 1996, respectively. The loss or material reduction of business from Italy could adversely affect future net sales levels.

Competition

The hospital market for disposable suction drainage products is highly price competitive. One company, Stryker Corporation an orthopedic product company, markets battery powered suction drainage systems, including both wound and orthopedic drainage and autotransfusion products. A number of other companies market disposable closed suction wound drainage products including Allegiance Healthcare, Zimmer, Inc., C.R. Bard, and DePuy. The Company's products are designed to provide significant enhancements to existing products in it's specific market niches.

Research and Development

For the fiscal year ended December 31, 1996 the Company incurred research and development expenditures of $32,182, including a $19,365 write-down of certain tooling that the Company determined would not be utilized in future product manufacturing. The adjusted 1996 research and development costs were $12,817. For the fiscal year ended December 31, 1997 the Company incurred research and development expenditures of $20,628. The 1997 increase, when compared to adjusted 1996 expenditures, resulted from the allocation of management salaries and contracted outside services. The Company is expected to increase develop-ment expenditures in 1998.

Government Regulation

The Company's products are classified as Class I and II medical devices under the Medical Device Amendment to the Federal Food, Drug and Cosmetic Act (the "Act"). As such, they are subject to regulation by the United States Food and Drug Administration (FDA), which has the power to approve medical devices before sale, remove medical devices from the marketplace if found to be unsafe or ineffective, and control plant conditions to assure product quality. No govern-ment approval, other than FDA premarket approval, is required for sale and use of the Company's products in the United States and Puerto Rico. The Company has FDA 510(k) exemption for all marketed products, including VariDyne Vacuum Controllers and collection systems, SABER and S-VAC 100 Bulb Evacuators. The VariDyne Vacuum Controller Models 140 and 350, used in conjunction with the CSA approved Model 2007 battery charger, have been approved by the Canadian Standards Association.

The Company's products require the CE mark for European markets as of June 14, 1998. The Company plans to obtain certification for the CE mark for its products prior to June 14, 1998.

Employees

At December 31, 1997, 6 full-time persons were employed by the Company. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

Year 2000 Compliance

Based on a preliminary review management believes that there are no critical issues regarding compliance for the year 2000, specifically concerning software, products, and government regulation. Management also believes that any problems that may arise are insignificant and can be resolved with little or no outlay of capital or disruption to the business.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 1997.

PART II
ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth for the fiscal period indicated, the high and low bid prices as reported in the local over-the-counter market in Minneapolis, Minnesota, by Summit Investments Corporation. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not rep-resent actual transactions.

                                        Bid Price Range
                                 1997                  1996
Fiscal Period              High        Low       High        Low

First quarter            $  .15     $  .05     $  .15     $  .06
Second quarter              .28        .13        .16        .06
Third quarter               .10        .04        .15        .05
Fourth quarter              .09375     .03125     .19        .03

On February 3, 1998, the bid price for the common shares as reported in the local over-the-counter market was $.03125 and the Company had 412 holders of record of its common shares. Although the shares are reported in the local over-the-counter market, there was limited sales activity.

The Company has not paid cash dividends on its common shares and does not plan to pay cash dividends to its shareholders in the immediate future. On December 1, 1993, the Company's debenture holders elected to convert the face value of the debentures into 1,600,000 shares of unregistered Series A preferred stock at $.25 per share. Commencing January 1, 1994, the preferred shareholders are entitled to a dividend equal to 3% of net sales. The dividend in a given year is limited to 50% of the Company's net income. Cumulative dividends cannot exceed $210,000. As of December 31, 1997 cumulative dividends totalled $437.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations - 1997 compared to 1996
Net Sales. Net sales for the year ended December 31, 1997 decreased by $147,748 as compared to the same period in 1996 as a result of both decreased product sales and OEM revenues. Sales to Italy decreased $57,000 due to new government purchasing regulations mandating hospitals to purchase supplies on tender (bid). Subsequently our dealer lost substantial business. Domestic product sales decreased $58,000 due to loss of business to competitors with group purchasing contracts requiring member compliance. OEM sales decreased $27,000 due to the loss of one major customer.
Gross Profit. Gross profit, expressed as a percentage of sales, decreased from 32% in 1996 to 23% in 1997. This decrease is due to reduced production and a higher absorption of overhead per unit manufactured.
Operating Expenses. Operating expenses decreased from $215,518 in 1996 to $180,379 in 1997. This decrease is due to reductions in contracted temporary labor costs, rent, utilities, property and liability insurance, and legal fees, combined with a $19,365 write off of tooling in 1996 the Company determined would not be used in future product manufacturing.
Other Income (Expense). Other income (expense) decreased from a net expense of $7,180 in 1996 to $2,785 in 1997. This decrease is attributed primarily to lower interest expense on notes payable due to the reduction of principal balances from the conversion to common stock.

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

Liquidity and Capital Resources
At December 31, 1997 the Company had working capital of $133,837 compared to working capital of $200,715 at December 31, 1996. In 1997, net cash used in operating activities was $12,348 compared to net cash provided by operating activities of $1,852 in 1996. The current year amount resulted from a net loss of $69,927 and decreases in accounts payable and accrued expenses offset by noncash expenses of $10,882, decreases in accounts receivable of $43,315, and decreases in inventories and prepaid expenses of $30,162. The Company had capital expenditures of $4,704 in 1997 for tooling and leasehold improvements, compared to no capital expenditures in 1996. Net cash used in financing activities was $3,165 in 1997 compared to $21,792 provided by financing activities in 1996, resulting primarily from the proceeds of a private placement of common stock completed in February, 1996.

In 1995, the Company converted an accounts payable balance of $35,546 into a non-interest bearing unsecured note payable due in one installment on January 1, 1997. The Company did not pay-off the note on January 1, 1997 and as a result, the note is currently due on demand.

The ability of the Company to continue as a going concern and its short-term liquidity is dependent upon obtaining additional debt and/or equity financing to fund future development and operations. The Company has made changes to it's current product lines and would like to add additional products in order to offer a more complete and competitive line. These products will be manufactured for the Company on an OEM basis without incurring any capital or development costs on the part of the Company.

By June 14, 1998 the Company is required to obtain a CE mark in order to continue selling their product in Europe. At this time the Company intends to obtain the CE mark prior to June 14, 1998. But there is no assurance that the Company can accomplish this without uninterrupted sales of product to the European market.

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes in 1998 depend largely on increased business from contract manufacturing and increased sales from existing and new products.

ITEM 7.         FINANCIAL STATEMENTS

                                      SURGIDYNE, INC.

CONTENTS                                                     PAGE


INDEPENDENT AUDITOR'S REPORT
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

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Surgidyne, Inc.
Plymouth, Minnesota


We have audited the accompanying balance sheets of Surgidyne, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our resp-onsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgidyne, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



                                                   McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
February 27, 1998

SURGIDYNE, INC.
BALANCE SHEETS

December 31,                                 1997                 1996
ASSETS

Current Assets
    Cash                                $    46,724          $    66,941
    Accounts receivable, less allowance
     for doubtful accounts of $4,200 in
     1997 and $4,700 in 1996 (Note 10)       43,024               86,339
    Inventories (Note 3)                    170,359              198,461
    Prepaid expenses                         14,405               16,465

                 Total current assets       274,512              368,206

Furniture and Equipment, at cost (Note 4)   333,396              328,692
    Less accumulated depreciation           315,441              306,926

                                             17,955               21,766

Other Assets
    Patents, trademarks, and other, net
     of accumulated amortization of
     $14,679 in 1997 and $12,312 in 1996      7,161                9,528
    Deposits                                  3,529                3,529

                                             10,690               13,057

                                        $   303,157          $   403,029
See Notes to Financial Statements.

December 31,                                 1997                 1996
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Note payable to officer and director
     (Note 5)                           $    10,000          $    10,000
    12% demand note payable                  11,646               11,646
    Non-interest bearing demand note
     payable (Note 5)                        35,546               35,546
    Current maturities of long-term debt      3,129                3,165
    Accounts payable                         42,111               68,486
    Accrued expenses                         38,243               38,648

            Total current liabilities       140,675              167,491

Long-Term Debt, less current maturities        -                   3,129

Commitments and Contingencies (Note 9)

Stockholders' Equity (Notes 6 and 7)
    Series A Preferred stock, 1,600,000
     shares authorized and issued,
     $400,000 liquidation preference        400,000             400,000
    Common stock, no par value; authorized
     18,400,000 shares; issued and
     outstanding 7,017,085 shares         4,472,042           4,472,042
    Accumulated deficit                  (4,709,560)         (4,639,633)

                                            162,482             232,409

                                        $   303,157         $   403,029

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS

Years Ended December 31,                     1997                1996

Net sales (Note 10)                     $   486,761         $   634,509

Cost of goods sold                          373,524             429,916

        Gross profit                        113,237             204,593

Operating expenses
 Research and development                    20,628              32,182
 Sales and marketing                         27,700              29,776
 General and administrative                 132,051             153,560

        Total operating expenses            180,379             215,518

        Operating loss                      (67,142)            (10,925)

Other income (expense)
 Interest income                              1,624               1,594
 Interest expense (Note 5)                   (4,409)             (8,774)

        Net loss                         $  (69,927)         $  (18,105)

Basic and diluted loss per share         $     (.01)         $     -

Weighted average common shares
 outstanding                              7,017,085           6,952,350

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1997 and 1996

                                         Common
       Preferred      Common Stock       Stock       Accumulated
         Stock      Shares    Amount    Subscribed     Deficit       Total

Balance, December 31, 1995
     $  400,000  4,537,913  $4,286,086  $  143,614   $(4,621,528) $  208,172
Subscribed shares issued
           -     1,914,852     143,614    (143,614)       -             -
Shares issued for private placement (Note 2)
           -       333,333      25,000        -           -           25,000
Shares issued in lieu of notes payable and accrued interest to  directors
           -       230,987      17,342        -           -           17,342
Net loss
           -          -           -           -          (18,105)    (18,105)
Balance, December 31, 1996
     $  400,000   7,017,085  $4,472,042  $    -      $(4,639,633) $  232,409
Net loss
           -          -           -           -          (69,927)    (69,927)
Balance, December 31, 1997
     $  400,000   7,017,085  $4,472,042  $    -      $(4,709,560) $  162,482

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS

Years Ended December 31,                         1997              1996

Cash Flows from Operating Activities
  Net loss                                  $  (69,927)       $  (18,105)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
    Depreciation and amortization               10,882             9,449
    Write-off of tooling                          -               19,365
  Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                      43,315            19,897
       Inventories                              28,102           (30,806)
       Prepaid expenses                          2,060           (12,037)
     Increase (decrease) in:
       Accounts payable and accrued expenses   (26,780)           14,089

        Net cash provided by (used in)
           operating activities                (12,348)            1,852

Cash Flows from Investing Activities
  Capital expenditures                          (4,704)              -

        Net cash used in investing activities   (4,704)              -

Cash Flows from Financing Activities
  Proceeds from issuance of common stock           -              25,000
  Principal payments on capital leases          (3,165)           (3,208)

        Net cash provided by (used in)
         financing activities                   (3,165)           21,792

        Increase (decrease) in cash            (20,217)           23,644

Cash:
  Beginning                                     66,941            43,297

  Ending                                   $    46,724        $   66,941

Supplemental Disclosures of Cash Flow
 Information
  Cash payments for interest               $       930        $    3,574

Supplemental Schedule of Noncash
 Financing Activities
  Notes payable and accrued expenses
    exchanged for common shares
    subscribed/issued                      $        -         $   17,324

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

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all or the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Net loss per share: The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the pre-sentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

The Company initially applied Statement No. 128 for the year ended December 31, 1997 and, as required by the Statement, has restated all per share information for the prior years to conform to the Statement. Because the Company has incurred a loss in both years presented, the inclusion of potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect. Therefore, Basic and Diluted loss per-share amounts are the same in each year.

Note 2.    Going Concern
The ability of the Company to continue as a going concern and its short-term liquidity is dependent upon obtaining additional debt and/or equity financing to fund future development and operations. The Company has made changes to it's current product lines and would like to add additional products in order to offer a more complete and competitive line. These products will be manufactured for the Company on an OEM basis without incurring any capital or development costs on the part of the Company.

By June 14, 1998 the Company is required to obtain a CE mark in order to continue selling their product in Europe. At this time the Company intends to obtain the CE mark prior to June 14, 1998. The estimated cost of obtaining the CE mark is $20,000. But there is no assurance that the Company can accomplish this without uninterrupted sales of product to the European market. Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes in 1998 depend largely on increased business from contract manufacturing and increased sales from existing and new products.

Note 3.    Inventories
Inventories consisted of the following:
                                             1997               1996

Component parts and subassemblies       $   97,767         $  100,098
Work-in-process                             18,561             23,146
Finished goods                              64,031             85,217
Less obsolescence reserve                  (10,000)           (10,000)

                                        $  170,359         $  198,461

Note 4.    Furniture and Equipment
Furniture and equipment consisted of the following:

                                             1997               1996

Furniture, fixtures and equipment       $  232,244         $  230,300
Tooling and molds                          101,152             98,392

                                        $  333,396       $    328,692

Note 5.     Notes Payable
Notes payable to related parties: The Company has short-term notes payable outstanding with a certain officer and director which bears interest at 10%.
The balance of $10,000 is due in annual installments limited to 50% of the audited net income each year until paid in full. Related party interest expense was approximately $1,025 and $1,099 in 1997 and 1996, respectively.

Other note payable: In 1995, the Company converted an accounts payable balance of $35,546 into a non-interest bearing unsecured note payable due in a single installment on January 1, 1997. The Company did not pay-off the note on January 1, 1997 and as a result the note is due on demand.

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

The preferred stock is convertible into common stock on a one for one basis, subject to certain anti-dilutive adjustments. The preferred stock is auto-matically convertible into common stock upon the occurrence of any of the following:

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

Under the Plan, the exercise price cannot be less than 100% of the fair market value of the common stock on the date the option is granted. Options are fully vested upon issuance and are exercisable over a five year period from date of grant. Information with respect to incentive stock option activity is summa-rized as follows:

                                                           Weighted
                                                            Average
                                                           Exercise
                                        Shares               Price

Outstanding at December 31, 1995        90,000               $0.22
Cancelled                              (70,000)              $0.23

Outstanding at  December 31, 1996
 and 1997                               20,000               $0.19


Warrants: The Company has granted warrants for the purchase of shares of the Company's common stock to directors, medical advisors, employees and certain debt and equity holders. The warrants are fully vested upon issuance and expire in varying amounts through 2002. Information with respect to warrant activity is summarized as follows:
                                                            Weighted
                                                             Average
                                                            Exercise
                                        Shares                Price

Outstanding at December 31, 1995     1,170,000                  $.21
Granted                                 30,000                  $.11
Cancelled                             (310,000)                 $.25

Outstanding at December 31, 1996       890,000                  $.19
Granted                                 20,000                  $.07

Outstanding at December 31, 1997       910,000                  $.19


Option and warrant grants discussed above are accounted for following APB Opinion No. 25 and related interpretations. For 1997 and 1996, there was no compensation expense recorded on the issuance of warrants as they were issued at or above quoted market prices. Compensation costs as determined using the fair value method required by FASB Statement No. 123 did not vary significantly from the cost under APB Opinion No. 25, and, accordingly, the pro forma information required by Statement No. 123 has not been presented.

The following table summarizes information about options and warrants out-standing as of December 31, 1997:

                                              Weighted
                                               Average         Weighted
        Range of          Number             Remaining          Average
        Exercise         of Units          Contractual         Exercise
         Price          Outstanding       Life (Years)            Price

       $.07 - .11         225,000               2.0               $.09
       $.19 - .25         605,000               0.6               $.19
          $.38            100,000               1.5               $.38

                          930,000               1.1               $.19

All stock options and warrants are exercisable as of December 31, 1997.

Note 8.      Income Taxes
Deferred tax assets consisted of the following:

                                             1997              1996

Allowance for inventory obsolescence     $    2,000        $    2,000
Other                                         2,000             2,000
Net operating loss carryforwards            675,000           665,000
Tax credit carryforwards                     42,000            42,000

Gross deferred tax assets                   721,000           711,000
Less valuation allowance                    721,000           711,000

Net deferred tax assets                  $     -           $     -

During the year ended December 31, 1997 the Company recorded a valuation allow-ance of $721,000 on deferred tax assets to reduce the total to an amount that management believes will ultimately be realized.

The Company's income tax benefit differed from the statutory federal rate as follows:

                                              1997              1996

Statutory rate applied to (loss) before
 tax                                      $  (24,000)       $   (6,000)
Change in valuation allowance                 10,000             2,000
Effect of graduated tax rates                 14,000             4,000

                                          $     -           $     -

The Company has federal net operating loss and credit carryforwards at December 31, 1997 which are available to reduce income taxes payable in future years, subject to potential limitations due to changes in ownership. These carry-forwards and credits will expire as follows:


                                          Net
                                       Operating            Tax Credit
                                      Loss Carry-             Carry-
        Year                           forwards              forwards

        1998                         $    12,000           $       900
        1999                             324,000                22,600
        2000                             226,000                13,700
        2001                             819,000                 4,600
        2002                           1,128,000                  -
        2003                             995,000                  -
        2004                             407,000                  -
        2005                             144,000                  -
        2006                               4,000                  -
        2007                                -                     -
        2008                             164,000                  -
        2009                             187,000                  -
        2010                              21,000                  -
        2011                               3,000                  -
        2012                              72,000                  -

                            $ 4,506,000                 $    41,800

Note 9.        Lease
The Company leases its office and warehouse facilities under a noncancellable operating lease. The lease requires monthly payments of $2,978 through November, 1998. Rent expense was approximately $32,000 and $36,000 in 1997 and 1996, respectively, net of sub-lease rental income of $4,000 in 1997.

The Company also leases certain equipment under operating leases. Equipment rental expense was approximately $6,000 in 1997 and 1996.

Note 10.       Major Customers, Suppliers and Export Sales
Major customers: Net sales for the year ended December 31, 1997 and 1996 include sales to major customers as follows:

                                             Sales Percentage
 Company                                   1997            1996

   A*                                       17%             22%
   B                                        11%              9%

                                       Year End Receivable Balances
 Company                                   1997             1996

   A*                                 $      -        $     3,200
   B                                         -              8,500

* International customer, representing 57% and 67% of export sales in 1997 and 1996, respectively.

Major suppliers: The Company purchases all components for its products from outside suppliers and has some components manufactured to its specification. The Company is dependent upon such suppliers for a readily available supply of necessary components. The Company has single sources of supply for some of its critical components. Management has determined that developing and maintaining additional sources for critical components is not cost effective.

Export sales: Net export sales to international customers were $143,806 and $206,589 in 1997 and 1996, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

PART III
ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Directors

The following seven persons serve as directors of the Company:
                                                          Director
         Name               Age         Position           Since     Term*

  Charles B. McNeil         68     Director, Executive      1982
  3115 Maplewood Road              Vice President and
  Wayzata, MN  55391               Treasurer

  Theodore A. Johnson       57     Chief Executive Officer  1985
  825 Southgate Plaza              and Chairman
  5001 West 80th Street
  Bloomington, MN  55437

  David B. Kaysen           48     Director                 1988
  9909 South Shore Drive
  Plymouth, MN  55441

  William F. Gearhart       50     Director and Secretary   1984
  9909 South Shore Drive
  Plymouth, MN  55441

  Arthur W. Schwalm         65     Director                 1984
  9909 South Shore Drive
  Plymouth, MN  55441

  Vance D. Fiegel           44     President and Director   1995
  2460 South Highway 100
  St. Louis Park, MN  55416

  David R. Knighton, M.D.   49     Director                 1994
  2460 South Highway 100
  St. Louis Park, MN  55416

 * These directors will serve until the next annual meeting of the shareholders.

Charles B. McNeil, founder of the Company, has over 30 years experience in the health care industry. He has served as Executive Vice President of the Company for the past ten years and served as President of the Company from its incorp-oration in 1982 until 1988. He previously served as Vice President and General Manager of the Inmed and Bittner Medical and Home Health Division of Inmed Corporation, Norcross, Georgia. Prior to joining Inmed, he was employed for 16 years by Davol, Inc., Providence, Rhode Island, where he directed product development for seven years. New products he successfully developed at Davol include numerous disposable surgical devices such as the Reliavac Closed Wound Suction Device, surgical drains and disposable surgical suction devices.

Theodore A. Johnson, Chairman of the Board and Chief Executive Officer since January, 1995 is also President, CEO and Director of the Minnesota Cooperation Office for Small Business and Job Creation, Inc. (MCO), a non-profit corporation formed in 1979 to foster job creation through assisting the start-up and growth of innovative, technological ventures in Minnesota. Prior to joining MCO, Mr. Johnson spent eight years at Control Data Corporation and twelve years at DATA 100 Corporation in a number of different technical, marketing and management positions. He currently serves as Chairman of the Board of Inter-national Lottery and Totalizator Systems, Inc., a NASDAQ listed company in California. In addition, he serves on the boards of directors of three private companies and two venture capital funds and is also an active investor and advisor to a number of emerging companies around the United States.

Vance D. Fiegel, President and Director since January 1995, is also Chief Operating Officer and the Director of Research at Embro Corporation, a bio-medical research and development company specializing in wound healing products and vascular devices. At Embro, he directs corporate operations and new product development. He is a founder of Embro as well as the National Reparative Medicine Foundation where he serves as Director and Executive Vice President. Prior to founding Embro, Mr. Fiegel held various positions at the University of Minnesota, ultimately directing research in the field of wound healing where he has published over fifty papers in national and international journals.

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

William F. Gearhart, Director and Secretary, is Vice President Sales and Marketing for Schneider (USA), Inc. He was previously Director of Marketing for St. Jude Medical, and Director of Sales and Marketing for the clinical division of Sandoz Nutrition Corporation. Mr. Gearhart was President and COO of MedVentures, Inc. from 1987 to 1990, and from 1985 to 1987 was Chairman and President of Competitive Business Strategies, a developer of strategic planning software, and Vice President of Alpha Business Group, Inc., a business consult-ing service to start-up medical companies.

Arthur W. Schwalm, Director, was founder of Cardiac Pacemakers, Inc. (CPI) in 1972 and served as President and Chief Executive Officer for 10 years. CPI was sold to Eli Lilly in 1978. Mr. Schwalm served as Chairman of the Board until 1983. Mr. Schwalm also serves on the board of directors of Orthofix. He is an active investor in a number of new ventures, primarily in the medical device area.

David R.Knighton, M.D., Director and Chairman of the Company's Medical/Scientific Advisory Board. He is currently a practicing vascular surgeon in the Twin Cities, Medical Director of the Institute for Reparative Medicine, and President and CEO of Embro, Inc. Dr. Knighton founded Curative Technologies, Inc., an international wound healing company which specializes in formation and management of Wound Care Centers. In addition to his recognized expertise in clinical wound care, Dr. Knighton is an experienced basic science researcher in the field of wound repair and wound healing angiogenesis.

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

                      SUMMARY COMPENSATION TABLE

                                               Long-Term Compensation
                 Annual Compensation          Awards           Payouts
                              Other                Securities           All
 Name and                     Annual   Restricted Underlying           Other
 Principal                    Compen-    Stock      Options/    LTIP   Compen-
 Position  Year  Salary Bonus sation    Award(s)    SARs (#)   Payouts sation

*Charles B. McNeil (Exec. Vice Pres.)
           1997 $35,000 $ -  $ 4,800   $   -           -      $   -    $  -
           1996  35,000   -    4,000       -           -          -       -
           1995  35,500   -      -         -           -          -       -

* Vance D. Fiegel is employed by the Company part-time and although Theodore A. Johnson, who is a non-employee of the Company, has the title of CEO, Charles
   B. McNeil has served in that capacity. Mr. Johnson does not receive compen-sation from the Company.

The following table provides information with respect to option/SAR grants for the year ended December 31, 1997:

           Number of Secu-    % of Total Options/
           rities Underly-    SARs Granted to Em-
             ing Options/     ployees in Fiscal    Exercise or Base   Expir-
 Name      SARs Granted (#)       Year               Price ($/Sh)     tion Date

Charles B. McNeil   -                -             $      -               -

The following table provides information with respect to stock option exercises in fiscal 1997 by the named executive officers and the value of such officers' unexercised options at December 31, 1997.

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

Compensation of Directors

The Company does not provide cash remuneration to its directors.
      \
ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

The following table presents certain information with respect to each share-holder known by the Company to own beneficially 5% or more of its outstanding common shares (which includes the assumed conversion of the Series A preferred stock) and for each Director and Officer as of February 3, 1998. Each share-holder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a footnote.

 Name and Address of             Amount and Nature of
  Beneficial Owner                 Beneficial Owner        Percent of Class

 All Directors and Officers
  as a group (7 people in group)      2,702,354 (1)              28.7%

 Charity, Inc.
 6187 Heather Circle
 Fridley, MN  55432                   1,126,016 (2)              12.5%

 Theodore A. Johnson
 825 Southgate Office Plaza
 5001 West 80th Street
 Bloomington, MN  55437                 906,875 (3)              10.3%

 Charles B. McNeil
 9909 South Shore Drive
 Plymouth, MN  55441                    752,839 (4)               8.6%

 Arthur W. Schwalm
 9909 South Shore Drive
 Plymouth, MN  55441                    406,640 (5)               4.7%

 David R. Knighton, M.D.
 2460 South Highway 100
 St. Louis Park, MN  55416              356,000 (6)               4.1%

 David B. Kaysen
 9909 South Shore Drive
 Plymouth, MN  55441                    130,000 (7)               1.5%

 William F. Gearhart
 9909 South Shore Drive
 Plymouth, MN  55441                    100,000 (8)               1.2%

 Vance D. Fiegel
 2460 South Highway 100
 St. Louis Park, MN  55416               50,000 (9)               0.6%
******************************
 (1) Includes 705,000 shares issuable pursuant to options and warrants which are currently exercisable and 80,000 shares of Series A convertible pre-ferred stock. Also includes 200,000 shares held by EMBRO Corporation, of which Dr. Knighton is an 80% shareholder.
 (2)  Includes 400,000 shares of Series A convertible preferred stock.
 (3) Includes 120,000 shares issuable pursuant to warrants which are currently exercisable and 60,000 shares of Series A convertible preferred stock. Does not include 27,300 shares held by Minnesota Cooperation Office, of which Mr. Johnson is President.
 (4) Includes 120,000 shares issuable pursuant to options and warrants which are currently exercisable.
 (5) Includes 50,000 shares issuable pursuant to warrants which are currently exercisable.
 (6) Includes 135,000 shares issuable pursuant to warrants which are currently exercisable and 20,000 shares of Series A convertible preferred stock. Also includes 200,000 shares of common stock held by EMBRO Corporation, of which Dr. Knighton is an 80% shareholder.
 (7) Represents 130,000 shares issuable pursuant warrants which are currently exercisable.
 (8) Represents 100,000 shares issuable pursuant warrants which are currently exercisable.
 (9) Represents 50,000 shares issuable pursuant warrants which are currently exercisable. Does not include any portion of the 200,000 shares stock held by EMBRO Corporation, of which Mr. Fiegel is a 20% shareholder.

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

 Name and Address of              Amount and Nature of
  Beneficial Owner                  Beneficial Owner        Percent of Class

 Charity, Inc.
 6187 Heather Circle
 Fridley, MN  55432                     400,000                    25.0%

 Samuel M. Joy
 828 Ridge Place
 Mendota Heights, MN  55118             140,000                     8.8%

 Dr. Demetre Nicoloff
 c/o National City Bank
 Account #50-1580-04
 75 South Fifth Street
 Minneapolis, MN  55402                 120,000                     7.5%

 Eugene T. and Joan L. Plitt
 S76 West 12816 Cambridge Court
 Muskego, WI  53150                     100,000                     6.3%

 John M. Metcalfe
 6565 Word Parkway
 Melbourne Village, FL  32904-3636       80,000                     5.0%

 Dr. Melvin P. Bubrick
 5712 Long Brake Trail
 Edina, MN  55345                        80,000 (1)                 5.0%

 Theodore A. Johnson
 825 Southgate Plaza Office
 5001 West 80th Street
 Bloomington, MN  55437                  60,000                     3.8%

 David R. Knighton, M.D.
 2460 South Highway 100
 St. Louis Park, MN  55416               20,000                     1.3%

 All Directors and Officers
  as a group                             80,000                     5.0%

******************************

 (1) Includes 40,000 shares held in trust in the names of Dr. Bubrick's children.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1991, Theodore A. Johnson, Arthur W. Schwalm and Charles B. McNeil each loaned the Company $25,000 in the form of short-term notes payable bearing interest at 15%. The aggregate balance of these notes as of December 31, 1997 and December 31, 1996 was $10,000. In 1996 the Company exchanged a portion of the notes payable plus accrued interest totalling $17,324 for common stock at $.075 per share.

ITEM 13.                EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits required to be filed by Item 601(a) of Regulation S-B are included as Exhibits to this report as follows:

  3.1 Articles of Incorporation of Surgidyne, Inc. (including Articles of Merger).(1)
  3.2 Bylaws of Surgidyne, Inc.(1)
  4.1 Private Placement Offering Statement of Terms for Convertible Sub-ordinated Debenture Offering.(2)
  4.2 Form of 12% Convertible Subordinated Debenture for Convertible Sub-ordinated Debenture Offering.(2)
  4.3 Form of 10% Convertible Subordinated Debenture for Convertible Sub-ordinated Debenture Offering.(2)
  4.4 Form of Convertible Subordinated Debenture Agreement for Convertible Sub-ordinated Debenture Offering.(2)
  4.5 Form of Amendment to Convertible Subordinated Debenture Agreement for Convertible Subordinated Debenture Offering, dated November 28, 1989.(3)
  4.6 Common Stock Purchase Warrant dated December 22, 1988, issued to Samuel
      M. Joy for the purchase of 21,600 shares at a price of $0.01 per share.(2)
  4.7 Common Stock Purchase Warrant dated February 28, 1989, issued to Samuel
      M. Joy for the purchase of 5,400 shares at a price of $0.01 per share.(2)
  4.8 Form of Amendment to Convertible Subordinated Debenture Agreement for Convertible Subordinated Debenture Offering, dated June 5, 1990.(4)
  4.9 1990 Private Placement Offering Memorandum.(4)
 10.1 Lease dated August 23, 1985 between Technology Park Associates and Surgidyne, Inc. for the office and warehouse space located at 9600 West 76th Street, Eden Prairie, Minnesota, as amended.(1)
 10.2 Lease dated January 30, 1989 between Medical Incorporated and Surgidyne, Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver Grove Heights, Minnesota.(2)
 10.3 1984 Stock Option Plan.(1)
 10.4 1986 Stock Option Plan.(1)
 10.5 Selling Agency Agreement dated October 12, 1988 between Surgidyne, Inc. and Samuel M. Joy.(2)
 10.6 Employment Agreement dated September 11, 1989 between Surgidyne, Inc. and Thomas J. McEvoy.(3)
 10.7 Lease dated August 1, 1990 between Omnicor, Inc. and Surgidyne, Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver Grove Heights, Minnesota.(4)
 10.8 Development and license agreement and Manufacturing Agreement dated October 9, 1990 with Baxter Healthcare Corporation.(4)
 10.9 Lease dated August 1, 1991 between Omnicor, Inc. and Surgidyne, Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver Grove Heights, Minnesota.(5)
10.10 Lease dated June 21, 1994 between Medicine Lake Properties of Plymouth and Surgidyne, Inc. for office and warehouse space located at 9909 South Shore Drive, Minneapolis, Minnesota.(6)
10.11 Purchase and sale of Assets and Restated Manufacturing Agreements dated August 24, 1993 with Baxter Healthcare Corporation.(7)
10.12 Promissory note dated June 14, 1994 between Robert D. Furst, Jr. and Surgidyne, Inc.(9)

 (1) Incorporated by reference to Exhibits filed with Registrants' 1987 Form 10-K under the Securities and Exchange Act of 1934, file #33-13058-C.
 (2) Incorporated by reference to Exhibits filed with Registrants' 1988 Form 10-K under the Securities and Exchange Act of 1934, file #33-13058-C.
 (3) Incorporated by reference to Exhibits filed with Registrants' 1989 Form 10-K under the Securities and Exchange Act of 1934, file #33-13058-C.
 (4) Incorporated by reference to Exhibits filed with Registrants' 1990 Form 10-K under the Securities and Exchange Act of 1934, file #33-13058-C.
 (5) Incorporated by reference to Exhibits filed with Registrants' 1991 Form 10-K under the Securities and Exchange Act of 1934, file #33-13058-C.
 (6) Incorporated by reference to Exhibits file with Registrant's Form 10-QSB for the quarter ended June 25, 1994 under the Securities and Exchange
     Act of 1934, file #33-13058-C.
 (7) Incorporated by reference to Exhibits file with Registrant's Form 10-QSB for the quarter ended September 24, 1994 under the Securities and Exchange Act of 1934, file #33-13058-C.
 (8) Incorporated by reference to Exhibits file with Registrant's 1993 Form 10-KSB under the Securities and Exchange Act of 1934, file #33-13058-C.
 (9) Incorporated by reference to Exhibits file with Registrant's Form 10-QSB for the quarter ended June 30, 1994 under the Securities and Exchange
     Act of 1934, file #33-13058-C.

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


/s/ Vance D. Fiegel                                   March 27, 1998
By: Vance D. Fiegel
President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles B. McNeil                                 March 27, 1998
By: Charles B. McNeil
Executive Vice President, Treasurer and Director.


/s/ Theodore A. Johnson                               March 27, 1998
By: Theodore A. Johnson
Chief Executive Officer and Chairman of the Board of Directors


/s/ David B. Kaysen                                   March 27, 1998
By: David B. Kaysen
Director


/s/ Arthur W. Schwalm                                 March 27, 1998
By: Arthur W. Schwalm
Director


/s/ William F. Gearhart                               March 27, 1998
By: William F. Gearhart
Secretary and Director


/s/ David R. Knighton                                 March 27, 1998
By: David R. Knighton
Director