Form 10QSB
period 1998-03-31
SURGIDYNE INC
filed 1998-05-14
CIK 745788

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C. 20549

                                                FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended March 31, 1998
        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

7,017,085 shares of Common Stock, no par value, outstanding at May 12, 1998

Transitional Small Business Disclosure Format.      YES   X  NO

ITEM 1.        FINANCIAL STATEMENTS

SURGIDYNE, INC.

CONTENTS                                 PAGE


FINANCIAL STATEMENTS

   Balance sheets                          3
   Statements of operations                5
   Statements of cash flows                6
   Notes to financial statements           7

BALANCE SHEETS
                                                 (Unaudited)
                                                   March 31,    December 31,
                                                     1998          1997

ASSETS

Current Assets
  Cash                                           $   33,072      $   46,724
  Accounts receivable, less allowance for
    doubtful accounts of $4,200                      30,565          43,024
  Inventories (Note 2)                              182,967         170,359
  Prepaid expenses                                   12,019          14,405

          Total current assets                      258,623         274,512


Furniture and Equipment, at cost (Note 3)           333,396         333,396
  Less accumulated depreciation                     317,093         315,441

          Total furniture and equipment              16,303          17,955

Other Assets
  Patents and trademarks, net of accumulated
    amortization of $15,271 in 1998 and
    $14,679 in 1997                                   6,569           7,161
  Deposits                                            3,529           3,529

          Total other assets                         10,098          10,690

              Total assets                      $   285,024     $   303,157


See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (Continued)
                                                 (Unaudited)
                                                   March 31,    December 31,
                                                     1998           1997

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to officers and
    directors (Note 4)                         $    10,000     $    10,000
  12% demand note payable                           11,646          11,646
  Non-interest bearing demand note
    payable (Note 4)                                35,546          35,546
  Current maturities of long-term debt               2,170           3,129
  Accounts payable                                  46,575          42,111
  Accrued expenses                                  33,969          38,243

          Total current liabilities                139,906         140,675


Stockholders' Equity
  Series A Preferred stock, authorized 1,600,000
    shares; $400,000 liquidation preference,
    1,600,000 shares issued and outstanding in
    1998 and 1997                                  400,000         400,000
  Common stock, no par value; authorized
    18,400,000 shares; issued and outstanding
    7,017,085 in 1998 and 1997                   4,472,042       4,472,042
  Accumulated deficit                           (4,726,924)     (4,709,560)

          Total stockholders' equity               145,118         162,482

              Total liabilities and
                stockholders' equity           $   285,024     $   303,157


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                                March 31,       March 31,
Three Months Ended                                1998            1997

Net sales                                      $ 106,900      $  144,718
Cost of goods sold                                70,579          99,878

     Gross profit                                 36,321          44,840

Operating expenses
   Research and development                        4,990           4,106
   Sales and marketing                             6,884           6,692
   General and administrative                     41,717          45,881

     Total operating expenses                     53,591          56,679

       Operating loss                            (17,270)        (11,839)

Other income (expense)
   Interest income                                   288             458
   Interest expense                               (1,107)         (1,093)
   Other                                             725             460

       Net loss                                $ (17,364)    $   (12,014)

       Basic and diluted loss per share        $     .00     $       .00

       Weighted average common
          shares outstanding                    7,017,085      7,017,085

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                 March 31,      March 31,
Three Months Ended                                 1998           1997

Cash Flows from Operating Activities
   Net loss                                    $  (17,364)    $  (12,014)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                2,244          2,310
       Changes in assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                    12,459         31,103
            Inventories                           (12,608)       (19,837)
            Prepaid expenses                        2,386          1,752
          Increase (decrease) in:
            Accounts payable and accrued expenses     190         (7,505)

            Net cash used in operating activities (12,693)        (4,191)

Cash Flows used in Investing Activities
   Capital expenditures                               -           (1,944)

            Net cash used in investing activities     -           (1,944)

Cash Flows from Financing Activities
   Payments on capital leases payable                (959)          (487)

            Net cash used in financing activities    (959)          (487)

            Decrease in cash                      (13,652)        (6,622)

Cash:
   Beginning                                       46,724         66,941
   Ending                                      $   33,072    $    60,319

Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                  $      249    $       235

See Notes to Financial Statements.

SURGIDYNE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Financial Statements

The Balance Sheet as of March 31, 1998, the Statement of Operations for the three month periods ended March 31, 1998 and March 31, 1997, and the Statement of Cash Flows for the three month periods ended March 31, 1998 and March 31, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1998; the results of operations for the three month periods ended March 31, 1998 and March 31, 1997, and the statement of cash flows for the three month periods ended March 31, 1998 and March 31, 1997 have been made. The Balance Sheet at December 31, 1997 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of the full fiscal year.

Note 2  Inventories

Inventories consisted of the following:

                           March 31,  December 31,
                             1998         1997

Component parts and
  subassemblies          $ 98,919      $ 97,767
Work in process            19,917        18,561
Finished goods             74,131        64,031
Less obsolescence reserve (10,000)      (10,000)

                         $ 182,967     $ 170,359

Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:

                         March 31,  December 31,
                           1998         1997

Furniture, fixtures and
  equipment             $ 232,244      $232,244
Tooling and molds         101,152       101,152

                       $  333,396     $ 333,396

Note 4.  Notes Payable

Notes payable to related parties: The Company has short-term notes payable out-standing with a certain officer and director which bears interest at 10%. The balance of $10,000 is due in annual installments limited to 50% of the audited net income each year until paid in full.

Other note payable: In 1995, the Company converted an accounts payable balance of $35,546 into a non-interest bearing unsecured note payable due in a single installment on January 1, 1997. The Company did not pay-off the note on January 1, 1997 and as a result the note is due on demand.

Note 5: Net Loss Per Share

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

As required by the Statement, the Company has restated all per share information for the interim periods to conform to the Statement. Because the Company has incurred a loss in both interim periods, the inclusion of potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect. Therefore, Basic and Diluted loss per-share amounts are the same in each year.

ITEM 2.        Management's Discussion and Analysis or Plan of Operations

Results of Operations - 1998 compared to 1997

Sales. Sales for the first three months of fiscal 1998 were $106,900, approx-imately a 26% decrease in sales for the same period in fiscal 1997. This decrease is primarily attributed to decreases in contract manufacturing revenues to one OEM customer combined with decreases in Bulb sales. Contract manufactur-ing revenues for the first three months of fiscal 1998 decreased $25,000 as compared to the same period in fiscal 1997. Bulb sales for the first three months of fiscal 1998 decreased approximately $10,500 as compared to the same period in fiscal 1997.

Gross Profit. Gross profit expressed as a percentage of sales increased from approximately 31% for the first three months of fiscal 1997 to approximately 34% for the same period in fiscal 1998. This increase is primarily due to changes in the Company's product sales mix and a decrease in manufacturing variances which are normally absorbed in the cost of goods sold. Manufacturing variances decreased approximately $6,000 in 1998 compared to the first three months of 1997.

Operating Expenses. Operating expenses decreased from $56,679 for the three month period ended March 31, 1997 to $53,591 for the same period in fiscal 1998. The decrease is primarily attributed to an overall reduction of other general and administrative costs. Total general and administrative costs decreased from $45,881 for the three months of fiscal 1997 to $41,717 for the three months of fiscal 1998.

Liquidity and Capital Resources

At March 31, 1998 the Company had working capital of $118,717 compared to $133,837 at December 31, 1997.

The cash flows utilized by operating activities for the first three months of fiscal 1998 were $12,693, primarily due to the net loss of $17,364 combined with an increase in inventories of $12,608, partially offset by decreases in accounts receivable and prepaid expenses of $12,459 and $2,386 respectively.

The Company is planning to expand its line of related wound drainage products by sourcing new products from low cost overseas manufacturers. These products are expected to be available for marketing during the fourth quarter of 1998 and the first quarter of 1999. These efforts will require additional debt and/or equity financing for inventory and marketing expenses in 1998 and 1999.

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes in 1998 depend largely on increased business from contract manufacturing, and increased sales from existing and new products.

By June 14, 1998 the Company is required to obtain a CE mark in order to continue selling their product in Europe. At present the Company is in the process of obtaining the CE mark. The estimated cost of obtaining the CE mark is $20,000. However, there is no assurance that the Company can accomplish this without uninterrupted sales of product to the European market.

PART II.  OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K
               (b)       Reports on Form 8-K
                         No reports on Form 8-K were filled during the three month period ended March 31, 1998.

                                           ---------------------

                                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGIDYNE, INC.
 (Registrant)

Date  May 12, 1998                          /s/ Vance D. Fiegel
                                                Vance D. Fiegel
                                                President and Principal
                                                Accounting Officer