Form 10QSB
period 1998-06-30
SURGIDYNE INC
filed 1998-08-12
CIK 745788

UNITED STATES
                                       SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C. 20549

                                                   FORM 10-QSB
(Mark One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the Quarterly Period Ended June 30, 1998
        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

7,017,085 shares of Common Stock, no par value, outstanding at August 11, 1998

ITEM 1.         FINANCIAL STATEMENTS

SURGIDYNE, INC.
CONTENTS                                          PAGE

FINANCIAL STATEMENTS

    Balance sheets                                  3
    Statements of operations                        5
    Statements of cash flows                        6
    Notes to financial statements                   7

BALANCE SHEETS

                                                    (Unaudited)
                                                      June 30,    December 31,
                                                        1998         1997
ASSETS

Current Assets
  Cash and cash equivalents                        $   36,382   $   46,724
  Accounts receivable, less allowance for
    doubtful accounts of $4,200 in 1998 and 1997       38,903       43,024
  Inventories (Note 2)                                173,205      170,359
  Prepaid expenses                                     11,555       14,405

          Total current assets                        260,045      274,512

Furniture and Equipment, at cost (Note 3)             333,396      333,396
  Less accumulated depreciation                       318,664      315,441

          Total furniture and equipment                14,732       17,955

Other Assets
  Patents and trademarks, net of accumulated amort-
    ization of $15,863 in 1998 and $14,679 in 1997      5,977        7,161
  Deposits                                              3,529        3,529

          Total other assets                            9,506       10,690

               Total assets                       $   284,283  $   303,157

See Notes to Financial Statements.

                                                   (Unaudited)
                                                     June 30,    December 31,
                                                       1998         1997
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to officers and directors (Note 4)$    10,000  $     10,000
  12% demand note payable                              11,646        11,646
  Non-interest bearing demand note payable (Note 4)    35,546        35,546
  Accounts payable                                     61,373        42,111
  Current maturities of long-term debt                  1,211         3,129
  Accrued expenses                                     35,562        38,243

          Total current liabilities                   155,338       140,675

Stockholders' Equity

  Series A Preferred stock, authorized 1,600,000
    shares; $400,000 liquidation preference,
    1,600,000 shares issued and outstanding in
    1998 and 1997                                     400,000       400,000
  Common stock, no par value; authorized
    18,400,000 shares; issued and outstanding
    7,017,085 in 1998 and 1997                      4,472,042     4,472,042
  Accumulated deficit                              (4,743,097)   (4,709,560)

          Total stockholders' equity                  128,945       162,482

               Total liabilities and
                 stockholders' equity             $   284,283   $   303,157

See Notes to Financial Statements.

STATEMENTS OF OPERATIONS
(Unaudited)
                             June 30     June 30       June 30      June 30
Three and Six Months Ended    1998        1997          1998         1997

OPERATIONS
Net sales                $   128,484  $  106,290   $   235,384   $  251,008

Cost of goods sold            93,000      87,876       163,579      187,754

      Gross profit            35,484      18,414        71,805       63,254

Operating expenses
  Research and development     9,028       6,892        14,018       10,998
  Sales and marketing          6,451       5,978        13,335       12,670
  General and administrative  35,230      29,169        76,947       75,050

    Total operating expenses  50,709      42,039       104,300       98,718

        Operating loss       (15,225)    (23,625)      (32,495)     (35,464)

Other income (expense)
    Interest income              186         443           474          901
    Interest expense          (1,169)     (1,077)       (2,276)      (2,170)
    Other                         35       1,646           760        2,106

        Net loss          $  (16,173) $  (22,613)  $   (33,537)  $  (34,627)

     Net loss per share   $     (.00) $     (.00)  $      (.00)  $     (.00)

     Weighted average common
       shares outstanding  7,017,085   7,017,085     7,017,085    7,017,085

See Notes to Financial Statements.

STATEMENTS OF CASH FLOWS
(Unaudited)
                                                 June 30,          June 30,
Six Months Ended                                   1998              1997

Cash Flows from Operating Activities
    Net loss                                $    (33,537)     $    (34,627)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization              4,407             4,716
        Changes in assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                   4,121            39,820
             Inventories                          (2,846)          (10,168)
             Prepaid expenses                      2,850             1,484

          Increase (decrease) in:
             Accounts payable and accrued
               expenses                           16,581           (21,155)

          Net cash used in operating activities   (8,424)          (19,930)

Cash Flows used in Investing Activities

    Capital expenditures                             -              (1,944)

          Net cash used in investing activities      -              (1,944)

Cash Flows from Financing Activities
    Payments on capital leases payable            (1,918)           (1,509)

          Net cash used in financing activities   (1,918)           (1,509)

          Decrease in cash and cash equivalents  (10,342)          (23,383)

Cash and Cash Equivalents:
    Beginning                                     46,724            66,941

    Ending                                  $     36,382     $      43,558


Supplemental Disclosures of Cash Flow Information
    Cash payments for interest              $        551     $         445

See Notes to Financial Statements.

SURGIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Financial Statements

The Balance Sheet as of June 30, 1998, the Statement of Operations for the three and six month periods ended June 30, 1998 and June 30, 1997, and the Statement of Cash Flows for the six month periods ended June 30, 1998 and June 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1998; the results of operations for the three and six month periods ended June 30, 1998 and June 30, 1997, and the statement of cash flows for the six month periods ended June 30, 1998 and June 30, 1997 have been made. The Balance Sheet at December 31, 1997 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of the full fiscal year.

Note 2  Inventories

Inventories consisted of the following:

                                June 30,   December 31,
                                 1998          1997

Component parts and
   subassemblies           $    101,183   $     97,767
Work in process                  15,086         18,561
Finished goods                   66,936         64,031
Less obsolescence reserve       (10,000)       (10,000)

                           $    173,205   $    170,359

Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:

                                June 30,   December 31,
                                 1998          1997

Furniture, fixtures and
equipment                  $    232,244   $    232,244
Tooling and molds               101,152        101,152

                           $    333,396   $    333,396

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

Note 5: Net Loss Per Share

The Company has adopted "Statement of Financial Accounting Standards No. 128, Earnings Per Share." Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

As required by the Statement, the Company has restated all prior year per share information for the interim periods to conform to the Statement. Because the Company has incurred a loss in both interim periods, the inclusion of potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect. Therefore, Basic and Diluted loss per-share amounts are the same in each year.

ITEM 2.         Management's Discussion and Analysis or Plan of Operation

Results of Operations - 1998 compared to 1997

Sales. Sales revenues for the three and six month periods ended June 30, 1998 were $128,484 and $235,384, respectively, or approximately 21% more than sales for the same three month period in 1997 and 6% less than sales for the same six month period in fiscal 1997.

The three month increase is attributed to increases in international sales. International sales increased approximately $25,000 compared to the same period last year.

The six month decrease is primarily attributed to decreases in contract manufacturing revenues to one OEM customer offset by increases in international product sales. Compared to the same period last year, contract revenues decreased approximately $33,700 while international sales increased by approximately $21,900.

Gross Profit. Gross profit, expressed as a percentage of sales, increased from approximately 17% and 25% for the three and six month periods ended June 30, 1997 to approximately 28% and 31% for the three and six month periods ended June 30, 1998, respectively. These increases are primarily attributed to changes in the Company's product sales mix and decreases in manufacturing variances which are normally absorbed in the cost of goods sold. Manufacturing variances decreased approximately $13,500 and $19,500 for the three and six month periods ended June 30, 1998, respectively.


Operating Expenses. Operating expenses increased from $42,039 for the three months ended June 30, 1997 to $50,709 for the same period in fiscal 1998. This is primarily attributed to increases in outside contract services required to obtain the CE certification mark. Effective June 14, 1998 only medical devices bearing the CE mark can be shipped to countries in the European Community.

Operating expenses increased from $98,718 for the six month period ended June 30, 1997 to $104,300 for the same period in fiscal 1998. This is primarily attributed to increases in outside contract services offset by decreases in property and liability insurance premiums.

Liquidity and Capital Resources

At June 30, 1998 the Company had working capital of $104,707 compared to $133,837 at December 31, 1997.

Cash flows used in operating activities for the first six months of fiscal 1998 were $8,424, primarily due to the net loss of $33,537 offset by an increase in accounts payable of $16,581 and decreases of $4,121 and $2,850 in accounts receivable and prepaid expenses respectively.

The Company is planning to expand its line of related wound drainage products by sourcing new products from low cost overseas manufacturers. These products are expected to be available for marketing during the first quarter of 1999. These efforts will require additional debt and/or equity financing for inventory and marketing expenses in 1999.

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes in 1998 depend largely on increased business from contract manufacturing, and increased sales from existing products.

The Company obtained the CE mark certification on July 22, 1998 allowing the Company to ship its closed wound drainage devices to European customers.

PART II. OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

            (b)  Reports on Form 8-K
                 No reports on Form 8-K were filed during the six month period ended June 30, 1998.

                                              ---------------------

                                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


SURGIDYNE, INC.
(Registrant)



Date  August 11, 1998                           /s/ Vance D. Fiegel
                                                    Vance D. Fiegel
                                                    President and Principal
                                                      Accounting Officer