Form 10QSB
period 1998-09-30
SURGIDYNE INC
filed 1998-11-13
CIK 745788

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 1998
     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

   7,017,085 shares of Common Stock, no par value, outstanding at
                          November 12, 1998

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

SURGIDYNE, INC.
BALANCE SHEETS
                                           (Unaudited)
                                           September 30,    December 31,
                                                  1998            1997

ASSETS
Current Assets
 Cash                                        $   20,116      $   46,724
 Accounts receivable, less allowance for
  doubtful accounts of $4,200 in 1998 and 1997   51,901          43,024
 Inventories (Note 2)                           168,056         170,359
 Prepaid expenses                                 9,597          14,405

      Total current assets                      249,670         274,512

Furniture and Equipment, at cost (Note 3)       333,396         333,396
 Less accumulated depreciation                  320,235         315,441

      Total furniture and equipment              13,161          17,955

Other Assets
 Patents and trademarks, net of accumulated
   amortization of $16,454 in 1998 and
   $14,679 in 1997                                5,386           7,161
 Deposits                                         3,529           3,529

      Total other assets                          8,915          10,690

         Total assets                        $  271,746      $  303,157

See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (Continued)

                                           (Unaudited)
                                           September 30,    December 31,
                                                1998           1997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Notes payable to officers and
   directors (Note 4)                        $   10,000     $   10,000
 12% demand note payable                         11,646         11,646
 Non-interest bearing demand note
   payable (Note 4)                              35,546         35,546
 Accounts payable                                46,244         42,111
 Current maturities of long-term debt               251          3,129
 Accrued expenses                                34,886         38,243

      Total current liabilities                 138,573        140,675

Stockholders' Equity
 Series A Preferred stock, authorized
   1,600,000 shares; $400,000 liquidation
   preference                                   400,000        400,000
 Common stock, no par value; authorized
   18,400,000 shares; issued and outstanding
   7,017,085 in 1998 and 1997                 4,472,042      4,472,042
 Accumulated deficit                         (4,738,869)    (4,709,560)

      Total stockholders' equity                133,173        162,482

         Total liabilities and stockholders'
           equity                            $  271,746     $  303,157

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                              Sept. 30  Sept. 30    Sept. 30  Sept. 30
Three and Nine Months Ended     1998      1997        1998      1997

Net sales                    $ 151,088 $ 112,913   $ 386,472 $ 363,921
Cost of goods sold             104,647    90,991     268,226   278,746

   Gross profit                 46,441    21,922     118,246    85,175

Operating expenses
  Research and development       3,959     4,888      17,977    15,886
  Sales and marketing            7,114     6,879      20,449    19,550
  General and administrative    32,521    31,283     109,468   106,333

   Total operating expenses     43,594    43,050     147,894   141,769

   Operating income (loss)       2,847   (21,128)    (29,648)  (56,594)

Other income (expense)
  Interest income                   85       345         559     1,245
  Interest expense              (1,001)   (1,077)     (3,277)   (3,246)
  Other                          2,297     2,581       3,057     4,689

   Net income (loss)         $   4,228 $ (19,279)  $ (29,309)$ (53,906)

   Net income (loss) per share $   .00  $   (.00)   $   (.00) $   (.01)

    Weighted average common
      shares outstanding     7,017,085 7,017,085   7,017,085 7,017,085

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                            Sept. 30,         Sept. 30,
Nine Months Ended                             1998              1997

Cash Flows from Operating Activities
  Net loss                                 $ (29,309)        $ (53,906)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization              6,569             7,122
    Changes in assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                    (8,877)           47,458
       Inventories                             2,303             5,631
       Prepaid expenses                        4,808             8,892
      Increase (decrease) in:
       Accounts payable and accrued expenses     776           (31,911)

      Net cash used in operating activities  (23,730)          (16,714)

Cash Flows from Investing Activities

  Capital expenditures                            -             (4,704)

    Net cash used in investing activities         -             (4,704)

Cash Flows from Financing Activities

  Payments on capital leases payable          (2,878)           (2,317)

    Net cash used in financing activities     (2,878)           (2,317)

       Decrease in cash                      (26,608)          (23,735)

Cash:
  Beginning                                   46,724            66,941

  Ending                                   $  20,116         $  43,206

Supplemental Disclosures of Cash Flow
  Information Cash payments for interest   $     675         $     645

See Notes to Financial Statements.

SURGIDYNE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Financial Statements

The Balance Sheet as of September 30, 1998, the Statement of Operations for the three and nine month periods ended September 30, 1998 and September 30, 1997, and the Statement of Cash Flows for the nine month periods ended September 30, 1998 and September 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1998; the results of operations for the three and nine month periods ended September 30, 1998 and September 30, 1997, and the statement of cash flows for the nine month periods ended September 30, 1998 and September 30, 1997 have been made. The Balance Sheet at December 31, 1997 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of the full fiscal year.

Note 2  Inventories
Inventories consisted of the following:

                                 September 30,      December 31,
                                      1998              1997

Component parts and
 subassemblies                      $  93,733         $  97,767
Work in process                        15,269            18,561
Finished goods                         79,054            64,031
Less obsolescence reserve             (20,000)          (10,000)

                                    $ 168,056         $ 170,359

Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:

                                  Sepember 30,      December 31,
                                      1998              1997

Furniture, fixtures and
  equipment                         $ 232,244         $ 232,244
Tooling and molds                     101,152           101,152

                                    $ 333,396         $ 333,396

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

Note 5. Net Earnings/Loss Per Share

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

As required by the Statement, the Company has restated all prior year per-share information for the interim periods to conform to the Statement. Because the Company has incurred a loss in three of the periods presented, the inclusion of potential common shares would have an anti-dilutive effect. In all periods presented Basic and Diluted loss per share are the same.

ITEM 2.  Management's Discussion and Analysis or Plan of Operations

Results of Operations

Sales. Sales revenues for the three and nine month periods ended September 30, 1998 were $151,088 and $386,472, respectively, or approximately 34% and 6% more than sales for the same three and nine month periods in 1997.

The three month increase is attributed to increases from both the Company's international product line revenue and contract manufacturing revenue. These increases were 72% and 117% respectively for the three month period ended September 30, 1998. The nine month increase is attributed to a 49% increase in international product line revenues partially offset by a 26% decrease in contract manufacturing revenues for the nine months ended September 30, 1998.

The Company is experiencing a resurgence of international sales due to obtaining the CE mark allowing the Company's product line to be marketed in participating European nations. The CE mark certification accompanied with a new pricing structure has allowed the Company's European distributors to competitively market the Company's product line. As a result the Company is experiencing increases on Discrete Drain revenues, which increased 9% and 29% respectively for the three and nine month periods ended September 30, 1998 and Bulb Evacuator Kit revenues, which increased 118% and 26% respectively for the three and nine months ended September 30, 1998.

The nine month decrease in contract manufacturing revenues is a result of the completion of a contract with a major Original Equipment Manufacturer (OEM) customer in the second quarter of 1997.

Gross profit. Gross profit expressed as a percentage of sales increased from approximately 19% for the three month period ended September 30, 1997 to approximately 31% for the same period in fiscal 1998 due primarily to increases in product and OEM sales resulting in a more efficient overhead absorption for the period.

Gross profit expressed as a percentage of sales increased from approximately 23% for the first nine months of fiscal 1997 to approximately 31% for the same period in 1998 for the same reason.

Operating Expenses. Operating expenses were comparable for the three month period ended September 30, 1997 and the same period in 1998. Operating expenses increased from $141,769 for the nine month period ended September 30, 1997 to $147,894 for the same period in 1998. The nine month increase was primarily attributed to increases in outside services due to the audit expenses to obtain the CE Mark certification required for international marketing of the Company's product line to the European community.

The Year 2000

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed a program for Y2K issues. Phase I is to identify those systems with which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by June 30, 1999. Phase III, to be completed by September 30, 1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications,
(2) manufacturing applications and (3) third-party relationships.

The Company, in accordance with Phase I of the program has conducted an internal review of all systems and is receiving contract bids from software and hardware suppliers for the replacement or upgrade of required systems to limit exposure to Y2K issues. Replacement and upgrades are scheduled for completion in July 1999. In the manufacturing area the Company is in the process of identifying areas of exposure. In the third-party area, the Company is in the process of contacting most of its major third parties.

The Company has estimated that no more than $10,000 in costs will be incurred in connection with the financial system Y2K compliance. The Company has yet to determine what costs, if any, will be incurred in connection with the manufacturing and third-party areas.

Liquidity and Capital Resources

At September 30, 1998 the Company had working capital of $111,097 compared to $133,837 at December 31, 1997.

Cash flows used in operating activities for the first nine months of fiscal 1998 were $23,730, primarily due to the net loss of $29,309 combined with an increase in accounts receivable of $8,877, partially offset by decreases in inventories and prepaid expenses of $2,303 and $4,808 respectively.

The Company is planning to expand its line of related wound drainage products by sourcing new products from low cost manufacturers. These products are expected to be available for marketing during the first quarter of 1999. These efforts will require additional debt and/or equity financing for inventory and marketing expenses in 1999.

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above accompanied with continued growth in sales volumes that generate profitable operations. Continued increases in sales volumes for the remainder of 1998 and into the first quarter of 1999, depend largely on increased business from contract manufacturing, and increased sales from existing products.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
         (b)    Reports on Form 8-K
                No reports on Form 8-K were filed during the nine month period ended September 30, 1998.

                        ---------------------

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGIDYNE, INC.
 (Registrant)

Date  November 12, 1998                      /s/ Vance D. Fiegel
                                             Vance D. Fiegel
                                             President and Principal Accounting
                                             Officer