Form 10KSB
period 1998-12-31
SURGIDYNE INC
filed 1999-03-31
CIK 745788

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             FORM 10-KSB

(Mark One)
 X   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the Fiscal Year Ended December 31, 1998

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-13058-C

                            SURGIDYNE, INC.
           (Name of small business issuer in its charter)

              Minnesota                              58-1486040
    (State or other jurisdiction     (I.R.S. Employer Identification Number)
  of incorporation or organization)

          9909 South Shore Drive
             Minneapolis, MN                     55441
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for the year ended December 31, 1998 were $573,054.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1998 was approximately $101,995 (based on a price of $.02, the bid price of the local over-the-counter market.) For purposes of this calculation, all Directors and Executive Officers of the Registrant have been deemed affiliates.

 7,017,085 shares of Common Stock, no par value, were outstanding at
                      December 31, 1998

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

In 1999 the Company plans to expand its' line to include additional manual evacuators and drains for closed wound suction drainage. During 1999 the Company also would like to expand OEM and contract manufacturing.

Marketing and Distribution

The Company's basic products are sold through a network of independent dealers, with eight domestic dealers and four international dealers. The Company sells directly to hospital accounts in the United States in areas without dealer representation. The Company does not employ an outside sales force and is largely dependent upon its dealers for sales and service to hospital accounts.

Internationally, the Company's products are sold through four dealers located in Canada, Puerto Rico, the United Kingdom and Italy.

The Company's business is not seasonal in nature. The Company typically does not provide extended payment terms to customers and, has had satisfactory collections of accounts receivable. Sales are usually made on a net 30 day basis. Sales orders from the exclusive dealer in Italy are done by irrevocable letter of credit in U.S. dollars or are prepaid by bank wire transfer.

Suppliers

The Company purchases all components for its products from outside suppliers and has some components manufactured to its specification. The Company is dependent upon such suppliers for a readily available supply of necessary components. The Company has single sources of supply for some of its critical components. Management has determined that developing and maintaining additional sources for all critical components is not cost effective. The Company is unaware of any difficulty experienced by its' suppliers in obtaining raw materials for component manufacture. The Company has no written agreements with its suppliers, other than purchase orders.

Most suppliers sell to the Company on standard credit terms, while some sell on a collect-on-delivery basis.

Patents and Trademarks

The Company has patents covering its SABER Bulb Evacuator and its 3C System. There can be no assurance that these patents will be of material benefit to the Company.

Major Customers

Net sales to international customers for the years ended December 31, 1998 and 1997 totalled $227,320 and $143,806 respectively, representing approximately 40% and 30% of the Company's sales. Chirmed, S.R.L., located in Sassari, Italy, accounted for 28% and 17% of total net sales for 1998 and 1997, respectively. Master Medical, Inc. accounted for 8% and 11% of total net sales in 1998 and 1997, respectively. The loss or material reduction of business from Italy could adversely affect future net sales levels.

Competition

The hospital market for disposable suction drainage products is highly price competitive. One company, Stryker Corporation an orthopedic product company, markets battery powered suction drainage systems, including both wound and orthopedic drainage and autotransfusion products. A number of other companies market disposable closed suction wound drainage products including Allegiance Healthcare, Zimmer, Inc., Johnson and Johnson, C.R. Bard and DePuy. The Company's products are designed to provide significant enhancements to existing products in its specific market niches.

The Company's VariDyne system is the only battery powered system with variable and controllable vacuum up to 350mm Hg and is the only system with a closed infection control system for emptying. Such a system protects healthcare providers from cross contamination resulting from infectious pathogens in wound exudate.

The Company's Saber bulb evacuator is the only such infection control system with an integral anti-reflux valve and closed system for simultaneous emptying and reactivation.

Research and Development

For the fiscal year ended December 31, 1998 the Company incurred research and development expenditures of $20,676. For the fiscal year ended December 31, 1997 the Company incurred research and development expenditures of $20,628. The Company expects to maintain similar development expenditures in 1999.

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

The Company's products required the CE mark for European markets as of June 14, 1998. The Company received CE mark certification July 22, 1998 for products marketed to dealers in Europe.

Employees

At December 31, 1998, 5 full-time persons were employed by the Company. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

Year 2000 Compliance

Based on a review of the Year 2000 impact management believes that the only significant issue regarding its internal compliance for the year 2000 is the replacement of the Company's financial software package and the upgrade of hardware systems. The Company is planning upgrading the required systems by September 1999 at an estimated cost of $10,000 for the purchase or upgrade of software and will obtain a new hardware system through a three year lease.
There are no critical issues regarding compliance for the year 2000 for products manufactured by Surgidyne. At this time, the Company believes that its most reasonably likely worst case scenario is that the Company could experience a delay in receipt of needed inventory items and/or the Company could experience a delay in the receipt of payment on its accounts receivable. Furthermore, Y2K problems involving third parties may have a negative impact on our suppliers and customers, the general economy or the ability of businesses to receive essential services such as telecommunications, utilities and banking. Any such occurrence could adversely affect our business.

In addition the Company does intend to prepare a contingency plan so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The plan is intended to mitigate both internal risks as well as potential risks in the Company's supply chain. The Company intends to begin working on a contingency plan in early 1999 and to have it substantially finalized by September 1999.

ITEM 2.      DESCRIPTION OF PROPERTY

The Company's administrative headquarters, research and development, production and warehousing operations are located in a single building in Minneapolis, Minnesota. This facility comprises approximately 6,400 square feet, which the Company leases for approximately $2,800 per month through November, 2001. Management considers that this property is sufficient for its present operations.

ITEM 3.      LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property subject to, any material pending legal proceedings, nor any material legal proceedings known to be contemplated by governmental authorities or others.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 1998.

                               PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth for the fiscal period indicated, the high and low bid prices as reported in the local over-the-counter market in Minneapolis, Minnesota, by RJ Steichen & Company. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
                                             Bid Price Range
                                      1998                       1997
    Fiscal Period              High         Low           High         Low

     First quarter          $   .08    $    .03        $   .15    $    .05
     Second quarter             .10         .03            .28         .13
     Third quarter              .10         .03            .10         .04
     Fourth quarter             .10         .02            .09375      .03125

On December 31, 1998, the bid price for the common shares as reported in the local over-the-counter market was $.02 and the Companyhad 396 holders of record of its common shares. Although the shares are reported in the local over-the-counter market, there was limited sales activity.

The Company has not paid cash dividends on its common shares and does not plan to pay cash dividends to its shareholders in the immediate future. On December 1, 1993, the Company's debenture holders elected to convert the face value of the debentures into 1,600,000 shares of unregistered Series A preferred stock at $.25 per share. Commencing January 1, 1994, the preferred shareholders are entitled to a dividend equal to 3% of net sales. The dividend in a given year is limited to 50% of the Company's net income. Cumulative dividends cannot exceed $210,000. As of December 31, 1998 cumulative dividends totalled $1,321.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations - 1998 compared to 1997

Net Sales. Net sales for the year ended December 31, 1998 increased by $86,293 as compared to the same period in 1997. Sales to Europe increased $85,254 primarily due to the Company obtaining the CE mark its products marketed to countries in the European community.

Gross Profit. Gross profit, expressed as a percentage of sales, increased from 23% in 1997 to 35% in 1998. This increase is due to increased production and a lower absorption of overhead per unit manufactured.

Operating Expenses. Operating expenses increased from $180,379 in 1997 to $197,786 in 1998. This increase is primarily due to the costs incurred by the Company in connection with obtaining CE mark certification in July, 1998.

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

Liquidity and Capital Resources
At December 31, 1998 the Company had working capital of $143,453 compared to working capital of $133,837 at December 31, 1997. In 1998, net cash used in operating activities was $32,531 compared to $12,348 in 1997. The current year amount resulted primarily from a $39,182 increase in accounts receivable offset by noncash expenses of $8,732. The Company had capital expenditures of $4,704 in 1997 for tooling and leasehold improvements, compared to no capital expenditures in 1998. Net cash used in financing activities was $3,129 in 1998 compared to $3,165 in 1997.

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

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes in 1999 depend largely on increased business from contract manufacturing and increased sales from existing and new products. The Company's largest OEM customer projects significantly greater volume requirements for 1999 compared to 1998. This customers orders to date for fiscal 1999 are significantly larger than for the same period in 1998.

The Company has added a new line of lower cost silicone drains. A new bulb evacuator with infection control feature has been prototyped for customer evaluation. With favorable evaluations the Company plans to add this bulb evacuator to its line by fourth quarter 1999.

Forward-looking Statements
Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore subject to certain risks and uncertainties.

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

                                       INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Surgidyne, Inc.
Plymouth, Minnesota


We have audited the accompanying balance sheets of Surgidyne, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgidyne, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



                                             McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 1, 1999

SURGIDYNE, INC.
BALANCE SHEETS

December 31,                                        1998              1997

ASSETS

Current Assets
  Cash                                        $     11,064      $     46,724
  Accounts receivable, less allowance
    for doubtful accounts of $4,200 (Note 10)       82,206            43,024
  Inventories (Note 3)                             172,286           170,359
  Prepaid expenses                                  12,954            14,405

                 Total current assets              278,510           274,512


Furniture and Equipment, at cost (Note 4)          333,396           333,396
  Less accumulated depreciation                    321,806           315,441

                                                    11,590            17,955

Other Assets
  Patents, trademarks, and other, net of
    accumulated amortization of $17,046 in
    1998 and $14,679 in 1997                         4,794             7,161
  Deposits                                           3,529             3,529

                                                     8,323            10,690

                                             $     298,423     $     303,157


See Notes to Financial Statements.

December 31,                                         1998              1997

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note payable to officer and director
   (Note 5)                                  $      10,000     $      10,000
  12% demand note payable                           11,646            11,646
  Non-interest bearing demand note payable
   (Note 5)                                         35,546            35,546
  Current maturities of long-term debt                -                3,129
  Accounts payable                                  42,412            42,111
  Accrued expenses                                  35,453            38,243

                 Total current liabilities         135,057           140,675


Commitments and Contingencies (Note 9)

Stockholders' Equity (Notes 6 and 7)
  Series A Preferred stock, 1,600,000 shares
   authorized and issued, $400,000 liquidation
   preference                                      400,000           400,000
  Common stock, no par value; authorized
   18,400,000 shares; issued and outstanding
   7,017,085 shares                              4,472,042         4,472,042
  Accumulated deficit                           (4,708,676)       (4,709,560)


                                                   163,366           162,482



                                             $     298,423     $     303,157


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS



Years Ended December 31,                             1998              1997

Net sales (Note 10)                          $     573,054     $     486,761
Cost of goods sold                                 372,895           373,524

                 Gross profit                      200,159           113,237

Operating expenses
        Research and development                    20,676            20,628
        Sales and marketing                         29,927            27,700
        General and administrative                 147,184           132,051

                 Total operating expenses          197,787           180,379

                 Operating income (loss)             2,372           (67,142)

Other income (expense)
        Interest income                                695             1,624
        Interest expense (Note 5)                   (1,300)           (4,409)

                 Net income (loss)           $       1,767     $     (69,927)

        Net income (loss) attributable to
          common shareholders:
                 Net income (loss)         $         1,767   $      (69,927)
                 Preferred stock dividend             (883)             -

                                           $           884   $      (69,927)


Basic and diluted income (loss) per
  common share                             $         -       $         (.01)

Weighted average common shares
  outstanding - basic                            7,017,085        7,017,085

Weighted average common shares
  outstanding - diluted                          7,817,085        7,017,085


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1998 and 1997


                     Preferred      Common Stock      Accumulated
                       Stock     Shares       Amount    Deficit         Total

Balance,
December 31, 1996   $ 400,000  7,017,085 $ 4,472,042  $(4,639,633)   $ 232,409

Net loss                  -          -           -        (69,927)     (69,927)

Balance,
December 31, 1997   $ 400,000  7,017,085 $ 4,472,042  $(4,709,560)   $ 162,482

Dividends on
preferred stock           -          -           -           (883)        (883)

Net income                -          -           -          1,767        1,767

Balance,
December 31, 1998   $ 400,000  7,017,085 $ 4,472,042   $(4,708,676)   $ 163,366

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS


Years Ended December 31,                           1998              1997

Cash Flows from Operating Activities
     Net income (loss)                    $        1,767    $      (69,927)
     Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities:
     Depreciation and amortization                 8,732            10,882
     Changes in assets and liabilities:
         (Increase) decrease in:
          Accounts receivable                    (39,182)           43,315
          Inventories                             (1,927)           28,102
          Prepaid expenses                         1,451             2,060
         Increase (decrease) in:
          Accounts payable and accrued expenses   (3,372)          (26,780)

            Net cash used in operating
             activities                          (32,531)          (12,348)

Cash Flows from Investing Activities
     Capital expenditures                            -              (4,704)

Cash Flows from Financing Activities
      Principal payments on long-term debt        (3,129)           (3,165)

            Decrease in cash                     (35,660)          (20,217)

Cash:
     Beginning                                    46,724            66,941

     Ending                               $       11,064    $       46,724


Supplemental Disclosures of Cash Flow Information
     Cash payments for interest           $          832    $          930

Noncash Financing Activity
     Accrual of preferred stock dividends $          883                -


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

Accounting for long-lived assets: The Company reviews its furniture and equipment and other assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allow-ance when, in the opinion of management, it is more likely than not that some portion or all or the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair value of financial instruments: The fair value of the notes payable are estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying amount of these obligations approximates fair value.

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

Basic and diluted income (loss) per share: Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstand-ing. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

The weighted-average number of shares of common stock used to compute the basic income (loss) per share was increased by 800,000 shares for the year ended December 31, 1998 for the assumed conversion of the preferred stock in computing the diluted per share data.

The Company has outstanding warrants to purchase 345,000 shares of common stock at a weighted average exercise price of $.19 per share at December 31, 1998. These warrants were not included in the computation of 1998 diluted income per share because the exercise price of those warrants exceeded the average market price of the common shares during 1998.
Because the Company incurred a loss in 1997, the inclusion of potential common shares (See Note 7) in the calculation of diluted loss per-share would have an anti-dilutive effect. Therefore, Basic and Diluted loss per-share amounts are the same in 1997.

Note 2.  Going Concern
The ability of the Company to continue as a going concern and its short-term liquidity is dependent upon obtaining addition-al debt and/or equity financing to fund future development and operations. The Company has made changes to its current product lines and plans to add additional products in order to offer a more complete and competitive line. These products will be manufactured for the Company on an OEM basis without incurring any capital or development costs on the part of the Company.

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes in 1999 depend largely on increased business from contract manufacturing and increased sales from existing and new products. The financial statements do not reflect any adjustments which might be necessary should the Company not remain a going concern.

Note 3.      Inventories

Inventories consisted of the following:


                                        1998       1997




Component parts and
 subassemblies                     $  96,097   $  97,767
Work-in-process                       17,454      18,561
Finished goods                        68,735      64,031
Less obsolescence reserve            (10,000)    (10,000)



                                   $ 172,286   $ 170,359





Note 4.      Furniture and Equipment

Furniture and equipment consisted of the following:


                                        1998        1997




Furniture, fixtures
 and equipment                     $ 232,244   $ 232,244
Tooling and molds                    101,152     101,152



                                   $ 333,396   $ 333,396





Note 5.      Notes Payable

Notes payable to related parties: The Company has short-term notes payable outstanding with a certain officer and director which bears interest at 10%. The balance of $10,000 is due in annual installments limited to 50% of the audited net income each year until paid in full. Related party interest expense was approximately $1,025 for both 1998 and 1997.

Other notes payable: In 1995, the Company converted an accounts payable balance of $35,546 into a non-interest bearing unsecured note payable due in a single installment on January 1, 1997. The Company did not pay-off the note on January 1, 1997 and as a
result the note is due on demand.   The Company also has a 12%
demand note payable for $11,646. This interest bearing note is the remaining principal for a $50,000 promissory note.

Note 6.   Series A Preferred Stock

On December 1, 1993, certain debenture holders elected to convert the face value of the debentures into 1,600,000 shares of unregistered Series A preferred stock at $.25 per share. The preferred shareholders are entitled to a dividend equal to 3% of net sales. The dividend in a given year is limited to 50% of the Company's net income. Cumulative dividends cannot exceed $210,000. In 1998 and 1995, the Company accrued $884 and $437 respectively for dividends on net income.

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


                                                 Weighted
                                                  Average
                                                 Exercise
                                     Shares         Price


Outstanding at
 December 31, 1997 and 1996           20,000        $0.19
Cancelled in 1998                    (20,000)       $0.19


Outstanding at
 December 31, 1998                      -           $  -




Warrants: The Company has granted warrants for the purchase of shares of the Company's common stock to directors, medical advisors, employees and certain debt and equity holders. The warrants are fully vested upon issuance and expire in varying amounts through 2002. Information with respect to warrant activity is summarized as follows:


                                                  Weighted
                                                   Average
                                                  Exercise
                                      Shares        Price


Outstanding at
 December 31, 1996                   890,000          $.19
Granted                               20,000          $.07


Outstanding at
 December 31, 1997                   910,000          $.19
Granted                               10,000          $.07
Cancelled                           (575,000)         $.18


Outstanding at
 December 31, 1998                   345,000          $.19


Option and warrant grants to employees are accounted for following APB Opinion No. 25 and related interpretations. For 1998 and 1997, there was no compensation expense recorded on the issuance of warrants as they were issued at or above quoted market prices. Compensation costs as determined using the fair value method required by FASB Statement No. 123 did not vary significantly from the cost under APB Opinion No. 25, and, accordingly, the pro forma information required by Statement No. 123 has not been presented.

Option and warrant grants to nonemployees are accounted for under FASB Statement No. 123 based on the grant date fair values.

The following table summarizes information about warrants outstanding as of December 31, 1998:

                              Weighted
                               Average       Weighted
   Range of      Number       Remaining       Average
   Exercise     of Units     Contractual     Exercise
    Price      Outstanding   Life (Years)      Price


 $.07 - .11     160,000           1.8          $.08
 $.19 - .25      85,000           0.4          $.19
    $.38        100,000           0.5          $.38

                345,000           1.1          $.19

All warrants are exercisable as of December 31, 1998.  At
December 31, 1997 there were 930,000 options and warrants exercisable with a weighted average exercise price of $.19.

Note 8.           Income Taxes

Deferred tax assets consisted of the following:


                                        1998        1997

Allowance for inventory
 obsolescence                     $    2,000  $    2,000
Other                                  2,000       2,000
Net operating loss
 carryforwards                       675,000     675,000
Tax credit carryforwards              42,000      42,000

Gross deferred tax assets            721,000     721,000
Less valuation allowance             721,000     721,000

Net deferred tax assets           $     -     $     -


During the year ended December 31, 1998 the Company had a valuation allowance of $721,000 on deferred tax assets to reduce the total to an amount that management believes will ultimately be realized.

The Company's income tax benefit differed from the statutory federal rate as follows:

                                       1998         1997

Statutory rate applied to income
 (loss) before tax                $      600  $  (24,000)
Change in valuation
 allowance                               -        10,000
Effect of graduated tax rates            -        14,000
Other                                   (600)        -

                                  $      -    $      -


The Company has federal net operating loss and credit carry-forwards at December 31, 1998 which are available to reduce income taxes payable in future years, subject to potential limitations due to changes in ownership. These carryforwards and credits will expire as follows:

                              Net
                            Operating      Tax Credit
                           Loss Carry-       Carry-
       Year                 forwards        forwards

       1999               $   324,000      $   22,600
       2000                   226,000          13,700
       2001                   819,000           4,600
       2002                 1,128,000            -
       2003                   995,000            -
       2004                   407,000            -
       2005                   144,000            -
       2006                     4,000            -
       2007                      -               -
       2008                   164,000            -
       2009                   187,000            -
       2010                    21,000            -
       2011                     3,000            -
       2012                    72,000            -

                          $ 4,494,000      $   40,900

Note 9.      Lease

The Company leases its office and warehouse facilities under a noncancellable operating lease. The lease requires monthly payments of $2,818 through November, 2001. Rent expense was ap-proximately $32,000 in 1998 and 1997, net of sub-lease rental income of $3,300 and $4,000 in 1998 and 1997, respectively.

The Company also leases certain equipment under operating leases.
Equipment rental expense was approximately $5,600 and $6,000 in 1998 and 1997, respectively.

Minimum rental commitments under noncancelable operating leases as of December 31, 1998:
                            Noncancelable
                             Operating
           Year                Lease

           1999              $   33,800
           2000                  33,800
           2001                  31,000

                             $   98,600

Note 10.   Major Customers, Suppliers and Export Sales

Major customers: Net sales for the year ended December 31, 1998 and 1997 include sales to major customers as follows:


                                          Sales Percentage
 Company                                  1998      1997

   A*                                     28%        17%
   B                                       8%        11%


                              Year End Receivable Balances
 Company                           1998

   A*                           $   -
   B                              3,851


* International customer, representing 70% and 57% of export sales in 1998 and 1997, respectively.

Major suppliers: The Company purchases all components for its products from outside suppliers and has some components manufac-tured to its specification. The Company is dependent upon such suppliers for a readily available supply of necessary components. The Company has single sources of supply for some of its critical components. Management has determined that develop-ing and maintaining additional sources for critical components is not cost effective.

Export sales: Net export sales to international customers were $227,320, and $143,806 in 1998 and 1997, respectively.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The following seven persons serve as directors of the Company:
                                                              Director
      Name                    Age              Position         Since   Term*

Charles B. McNeil                         Director, Executive
3115 Maplewood Road                       Vice President and
Wayzata, MN  55391             69         Treasurer              1982

Theodore A. Johnson
825 Southgate Plaza
5001 West 80th Street                     Chief Executive
Bloomington, MN  55437         58         Officer and Chairman   1985

David B. Kaysen
9909 South Shore Drive
Plymouth, MN  55441            49         Director               1988

William F. Gearhart
9909 South Shore Drive                    Director and
Plymouth, MN  55441            51         Secretary              1984

Arthur W. Schwalm
9909 South Shore Drive
Plymouth, MN  55441            66         Director               1984

Vance D. Fiegel
2460 South Highway 100                    President and
St. Louis Park, MN  55416      45         Director               1994

David R. Knighton, M.D.
2460 South Highway 100
St. Louis Park, MN  55416      50         Director               1995

 * These directors will serve until the next annual meeting of the shareholders.


Charles B. McNeil, founder of the Company, has over 30 years experience in the health care industry. He has served as Executive Vice President of the Company for the past ten years and served as President of the Company from its incorporation in 1982 until 1988. He previously served as Vice President and General Manager of the Inmed and Bittner Medical and Home Health Division of Inmed Corporation, Norcross, Georgia. Prior to joining Inmed, he was employed for 16 years by Davol, Inc., Providence, Rhode Island, where he directed product development for seven years. New products he successfully developed at Davol include numerous disposable surgical devices such as the Reliavac Closed Wound Suction Device, surgical drains and disposable surgical suction devices.

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

                                               SUMMARY COMPENSATION TABLE

                                                    Long-Term Compensation
               Annual Compensation              Awards                 Payouts
                                Other                Securities           All
 Name and                       Annual   Restricted  Underlying          Other
 Principal                      Compen-    Stock      Options/    LTIP   Compen-
 Position  Year  Salary  Bonus  sation    Award(s)    SARs (#)  Payouts  sation
*Charles B. McNeil (Exec. Vice Pres.)
           1998  $35,000  $ -   $4,800   $ -            -        $ -      $ -
           1997   35,000    -    4,800     -            -          -        -
           1996   35,000    -    4,000     -            -          -        -

*  Vance D. Fiegel is employed by the Company part-time and although Theodore A.
   Johnson, who is a non-employee of the Company, has    the title of CEO,
   Charles B. McNeil has served in that capacity. Mr. Johnson does not receive compensation from the Company.

The following table provides information with respect to option/SAR grants for the year ended December 31, 1998:

                Number of Secu-   % of Total Options/
                rities Underly-   SARS Granted to Em-                    Expir-
                 ing Options/     ployees in Fiscal    Exercise or Base  ation
Name            SARs Granted (#)       Year              Price ($/Sh)    Date

Charles B. McNeil      -                  -             $        -         -


The following table provides information with respect to stock option exercises in fiscal 1998 by the named executive officers and the value of such officers' unexercised options at December 31, 1998.

    Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values
       Shares                     Number of             Value of Unexercised
      Acquired                Unexercised Options       In-the-Money Options
         on      Value           at Year-End                 at Year-End
Name Exercise Realized Exercisable Unexercisable Exercisable Unexercisable Charles B. McNeil
         -      $   -         -             -          $     -       $      -


Compensation of Directors

The Company does not provide cash remuneration to its directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information with respect to each share-holder known by the Company to own beneficially 5% or more of its outstanding common shares (which includes the assumed conversion of the Series A preferred stock) and for each Director and Officer as of December 31, 1998. Each share-holder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a footnote.

                                              Amount and Nature of     Percent
 Name and Address of Beneficial Owner           Beneficial Owner      of Class

 All Directors and Officers as a group
  (7 people in group)                             2,182,354 1           24.6%

 Charity, Inc.
 6187 Heather Circle
 Fridley, MN  55432                               1,126,016 2           12.5%

 Theodore A. Johnson
 825 Southgate Office Plaza
 5001 West 80th Street
 Bloomington, MN  55437                             786,875 3            9.1%

 Charles B. McNeil
 9909 South Shore Drive
 Plymouth, MN  55441                                632,839              7.3%

 Arthur W. Schwalm
 9909 South Shore Drive
 Plymouth, MN  55441                                356,640              4.1%

 David R. Knighton, M.D.
 2460 South Highway 100
 St. Louis Park, MN  55416                          356,000 4            4.1%

 Vance D. Fiegel
 2460 South Highway 100
 St. Louis Park, MN  55416                           50,000 5            0.6%

 William F. Gearhart
 9909 South Shore Drive
 Plymouth, MN  55441                                    -                0.0%

 David B. Kaysen
 9909 South Shore Drive
 Plymouth, MN  55441                                    -                0.0%
******************************
 1 Includes 185,000 shares issuable pursuant to options and warrants which are currently exercisable and 80,000 shares of Series A convertible preferred stock. Also includes 200,000 shares held by EMBRO Corporation, of which Dr. Knighton is an 80% shareholder.
 2    Includes 400,000 shares of Series A convertible preferred stock.
 3 Includes 60,000 shares of Series A convertible preferred stock. Does not include 27,300 shares held by Minnesota Cooperation Office, of which Mr. Johnson is President.
 4 Includes 135,000 shares issuable pursuant to warrants which are currently exercisable and 20,000 shares of Series A convertible preferred stock. Also includes 200,000 shares of common stock held by EMBRO Corporation, of which Dr. Knighton is an 80% shareholder.
 5 Represents 50,000 shares issuable pursuant warrants which are currently exercisable. Does not include any portion of the 200,000 shares stock held by EMBRO Corporation, of which Mr. Fiegel is a 20% shareholder.

The following table presents certain information with respect to each share-holder known by the Company to own beneficially 5% or more of its outstanding Series A Preferred Stock shares and for each Director and Officer as of December 31, 1998. Each shareholder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a footnote.

                                          Amount and Nature of    Percent
Name and Address of Beneficial Owner        Beneficial Owner      of Class

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


ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1991, Theodore A. Johnson, Arthur W. Schwalm and Charles B. McNeil each loaned the Company $25,000 in the form of short-term notes payable bearing interest at 15%. The aggregate balance of these notes as of December 31, 1998 and December 31, 1997 was $10,000.

ITEM 13.           EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits required to be filed by Item 601(a) of Regulation S-B are included as Exhibits to this report as follows:

       3.1 Articles of Incorporation of Surgidyne, Inc. (including Articles of Merger).1
       3.2  Bylaws of Surgidyne, Inc.1
       4.1 Private Placement Offering Statement of Terms for Convertible Subordinated Debenture Offering.2
       4.2 Form of 12% Convertible Subordinated Debenture for Convertible Subordinated Debenture Offering.2
       4.3 Form of 10% Convertible Subordinated Debenture for Convertible Subordinated Debenture Offering.2
       4.4 Form of Convertible Subordinated Debenture Agreement for Convertible Subordinated Debenture Offering.2
       4.5 Form of Amendment to Convertible Subordinated Debenture Agreement for Convertible Subordinated Debenture Offering, dated November
             28, 1989.3
       4.6 Common Stock Purchase Warrant dated December 22, 1988, issued to Samuel M. Joy for the purchase of 21,600 shares at a price of $0.01 per share.2
       4.7 Common Stock Purchase Warrant dated February 28, 1989, issued to Samuel M. Joy for the purchase of 5,400 shares at a price of $0.01 per share.2
       4.8 Form of Amendment to Convertible Subordinated Debenture Agreement for Convertible Subordinated Debenture Offering, dated June 5, 1990.4
       4.9  1990 Private Placement Offering Memorandum.4
      10.1 Lease dated August 23, 1985 between Technology Park Associates and Surgidyne, Inc. for the office and warehouse space located at 9600 West 76th Street, Eden Prairie, Minnesota, as amended.1
      10.2 Lease dated January 30, 1989 between Medical Incorporated and Surgidyne, Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver Grove Heights, Minnesota.2
      10.3  1984 Stock Option Plan.1
      10.4  1986 Stock Option Plan.1
      10.5 Selling Agency Agreement dated October 12, 1988 between Surgidyne, Inc. and Samuel M. Joy.2
      10.6 Employment Agreement dated September 11, 1989 between Surgidyne, Inc. and Thomas J. McEvoy.3
      10.7 Lease dated August 1, 1990 between Omnicor, Inc. and Surgidyne, Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver Grove Heights, Minnesota.4
      10.8 Development and license agreement and Manufacturing Agreement dated October 9, 1990 with Baxter Healthcare Corporation.4
      10.9 Lease dated August 1, 1991 between Omnicor, Inc. and Surgidyne, Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver Grove Heights, Minnesota.5
      10.10 Lease dated June 21, 1994 between Medicine Lake Properties of Plymouth and Surgidyne, Inc. for office and warehouse space located at 9909 South Shore Drive, Minneapolis, Minnesota.6
      10.11 Purchase and sale of Assets and Restated Manufacturing Agreements dated August 24, 1993 with Baxter Healthcare Corporation.7
      10.12 Promissory note dated June 14, 1994 between Robert D. Furst, Jr. and
             Surgidyne, Inc.8

      1  Incorporated by reference to Exhibits filed with Registrants' 1987 Form
          10-K under the Securities and Exchange Act of 1934, file #33-13058-C. 2 Incorporated by reference to Exhibits filed with Registrants' 1988 Form
          10-K under the Securities and Exchange Act of 1934, file #33-13058-C. 3 Incorporated by reference to Exhibits filed with Registrants' 1989 Form
          10-K under the Securities and Exchange Act of 1934, file #33-13058-C. 4 Incorporated by reference to Exhibits filed with Registrants' 1990 Form
          10-K under the Securities and Exchange Act of 1934, file #33-13058-C. 5 Incorporated by reference to Exhibits filed with Registrants' 1991 Form
          10-K under the Securities and Exchange Act of 1934, file #33-13058-C. 6 Incorporated by reference to Exhibits file with Registrant's Form
          10-QSB for the quarter ended June 25, 1994 under the Securities and Exchange Act of 1934, file #33-13058-C.
      7  Incorporated by reference to Exhibits file with Registrant's Form
          10-QSB for the quarter ended September 24, 1994 under the Securities and Exchange Act of 1934, file #33-13058-C.
      8  Incorporated by reference to Exhibits file with Registrant's Form
          10-QSB for the quarter ended June 30, 1994 under the Securities and Exchange Act of 1934, file #33-13058-C.

B.    Reports on Form 8-K.
      No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               SURGIDYNE, INC.
                                (Registrant)


/s/ Vance D. Fiegel                                    March  30 , 1999
By: Vance D. Fiegel
President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles B. McNeil                                  March  30 , 1999
By: Charles B. McNeil
Executive Vice President, Treasurer and Director.


/s/ Theodore A. Johnson                                March  30 , 1999
By: Theodore A. Johnson
Chief Executive Officer and Chairman of the Board of Directors


/s/ David B. Kaysen                                    March  30 , 1999
By: David B. Kaysen
Director


/s/ Arthur W. Schwalm                                  March  30 , 1999
By: Arthur W. Schwalm
Director


/s/ William F. Gearhart                                March  30 , 1999
By: William F. Gearhart
Secretary and Director


/s/ David R. Knighton                                  March  30 , 1999
By: David R. Knighton
Director