Form 10QSB
period 1999-03-31
SURGIDYNE INC
filed 1999-05-17
CIK 745788

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
   X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended March 31, 1999
        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

          7,017,085 shares of Common Stock, no par value, outstanding at
                                 May 12, 1999

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

SURGIDYNE, INC.
BALANCE SHEETS

                                    (Unaudited)
                                      March 31,          December 31,
                                       1999                 1998

ASSETS

Current Assets
  Cash                              $    48,291          $    11,064
  Accounts receivable, less
    allowance for doubtful
    accounts of $4,200                   39,631               82,206
  Inventories (Note 2)                  183,458              172,286
  Prepaid expenses                       17,372               12,954

       Total current assets             288,752              278,510


Furniture and Equipment,
    at cost (Note 3)                    333,396              333,396
  Less accumulated depreciation         322,289              321,806

       Total furniture and equipment     11,107               11,590

Other Assets
  Patents and trademarks, net of
    accumulated amortization of
    $17,413 in 1999 and $17,046
    in 1998                               4,427                4,794
  Deposits                                3,529                3,529

       Total other assets                 7,956                8,323

               Total assets         $   307,815          $   298,423


See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (Continued)

                                    (Unaudited)
                                      March 31,          December 31,
                                       1999                 1998

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note payable to officer and
    director                        $    10,000          $     10,000
  12% demand note payable                11,646                11,646
  Non-interest bearing demand note
    payable                              35,546                35,546
  Accounts payable                       45,418                42,412
  Accrued expenses                       38,177                35,453

        Total current liabilities       140,787               135,057


Stockholders' Equity
  Series A Preferred stock,
    authorized 1,600,000 shares;
    $400,000 liquidation preference,
    1,600,000 shares issued and out-
    standing in 1999 and 1998           400,000               400,000
  Common stock, no par value;
    authorized 18,400,000 shares;
    issued and outstanding 7,017,085
    in 1999 and 1998                  4,472,042             4,472,042
  Accumulated deficit                (4,705,014)           (4,708,676)

        Total stockholders' equity      167,028               163,366

            Total liabilities and
              stockholders' equity  $   307,815          $    298,423


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                               March 31,    March 31,
Three Months Ended                                1999         1998

Net sales                                     $  128,779   $  106,900
Cost of goods sold                                75,115       70,579

      Gross profit                                53,664       36,321

Operating expenses
   Research and development                        2,848        4,990
   Sales and marketing                             6,628        6,884
   General and administrative                     40,424       41,717

      Total operating expenses                    49,900       53,591

        Operating Income (loss)                    3,764      (17,270)

Other income (expense)
   Interest income                                   126          288
   Interest expense                                 (892)      (1,107)
   Other                                             664          725

        Net income (loss)                     $    3,662   $  (17,364)


    Basic and diluted income (loss) per
      common share                            $      .00   $      .00

      Weighted average common shares
        outstanding - basic                    7,017,085    7,017,085

      Weighted average common shares
        outstanding - diluted                  8,653,085    7,017,085


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                               March 31,         March 31,
Three Months Ended                               1999             1998

Cash Flows from Operating Activities
   Net income (loss)                      $       3,662     $     (17,364)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                850             2,244
       Changes in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                   42,575            12,459
           Inventories                          (11,172)          (12,608)
           Prepaid expenses                      (4,418)            2,386
         Increase (decrease) in:
           Accounts payable and accrued
             expenses                             5,730               190

            Net cash provided by (used in)
              operating activities               37,227           (12,693)

Cash Flows used in Investing Activities
   Capital expenditures                            -                 -

            Net cash used in investing
              activities                           -                 -


Cash Flows from Financing Activities
   Payments on capital leases payable              -                (959)

            Net cash used in financing
              activities                           -                (959)


            Increase (decrease) in cash         37,227           (13,652)

Cash:
   Beginning                                    11,064            46,724

   Ending                                $      48,291     $      33,072


Supplemental Disclosures of Cash Flow Information
   Cash payments for interest            $         292     $         249


See Notes to Financial Statements.

SURGIDYNE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Financial Statements

The Balance Sheet as of March 31, 1999, the Statement of Operations for the three month periods ended March 31, 1999 and March 31, 1998, and the Statement of Cash Flows for the three month periods ended March 31, 1999 and March 31, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1999; the results of operations for the three month periods ended March 31, 1999 and March 31, 1998, and the statement of cash flows for the three month periods ended March 31, 1999 and March 31, 1998 have been made. The Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of future financial conditions or operating results.

Note 2.  Inventories

Inventories consisted of the following:

                          March 31,   December 31,
                            1999         1998
Component parts and
   subassemblies          $ 93,592      $  96,097
Work in process             19,876         17,454
Finished goods              79,990         68,735
Less obsolescence reserve  (10,000)       (10,000)

                          $ 183,458     $  172,286

Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:

                          March 31,   December 31,
                            1999          1998
Furniture, fixtures and
  equipment              $ 232,244      $ 232,244
Tooling and molds          101,152        101,152

                         $  333,396     $  333,396

Note 4.  Net Earnings (Loss) Per Share

Because the Company has incurred a loss in one interim period, the inclusion of potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect. Therefore, Basic and Diluted loss per-share amounts are the same for that period.

ITEM 2.  Management's Discussion and Analysis or Plan of Operations

Results of Operations - 1999 compared to 1998

Sales. Sales for the first three months of fiscal 1999 were $128,779, an increase of approximately 20% compared to sales for the same period in fiscal 1998. This increase is primarily attributed to increases in contract manufacturing revenues to one OEM customer. Contract manufacturing revenues for the first three months of fiscal 1999 increased in excess of $20,000 as compared to the same period in 1998.

Gross Profit. Gross profit expressed as a percentage of sales increased from approximately 34% for the first three months of fiscal 1998 to approximately 42% for the same period in 1999 due primarily to increases in OEM sales to one customer. OEM sales to this customer yield a larger gross profit and enable the Company to absorb overhead costs in a more efficient manner.

Operating Expenses. Operating expenses decreased from $53,591 for the three month period ended March 31, 1998 to $49,900 for the same period in 1999. The decrease is primarily attributed to a reduction in research and development costs. Total research and development costs decreased from $4,990 for the three months ended March 31, 1998 to $2,848 for the three months ended March 31, 1999, this decrease is attributed to a reduction in salary expense.

Year 2000 Compliance

The Company believes that the only significant issue regarding its internal compliance for the Year 2000 is the replacement of the Company's financial software package and the upgrade of hardware systems. The Company is planning to implement its Y2K compatible system by September 30, 1999. The Company will acquire compliant computer software systems at an estimated cost of $10,000.
The Company also plans to obtain new Y2K compliant computer hardware via a three year equipment lease. There are no critical issues regarding compliance for the year 2000 for products manufactured by Surgidyne. At this time, the Company believes that its most reasonably likely worst case scenario is that the Company could experience a delay in receipt of needed inventory items and/or the Company could experience a delay in the receipt of payment on its accounts receivable. Furthermore, Y2K problems involving third parties may have a negative impact on our suppliers and customers, the general economy or the ability of businesses to receive essential services such as telecommunications, utilities and banking. Any such occurrence could adversely affect the Company.

The Company is working to prepare a contingency plan so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The plan is intended to mitigate both internal risks as well as potential risks in the Company's supply chain. A contingency plan is to be substantially finalized by September 1999.

Liquidity and Capital Resources

At March 31, 1999 the Company had working capital of $147,965 compared to $143,453 at December 31, 1998.

The cash flows provided by operating activities for the first three months of 1999 were $37,227, primarily due to a decrease in accounts receivable of $42,575, and an increase in accounts payable of $5,730. These changes were partially offset by an $11,172 increase in inventories.

The Company plans to expand its line of related wound drainage products by sourcing new products from low cost overseas manufacturers. These products are expected to be available for marketing during the fourth quarter of 1999. These efforts will require additional debt and/or equity financing for inventory and marketing expenses in 1999.

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes throughout 1999 depend largely on increased business from contract manufacturing, and increased sales from existing and new products.

PART II.  OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K

                (b)  Reports on Form 8-K

                     No reports on Form 8-K were filled during the three month
                       period ended March 31, 1999.

                      ---------------------

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SURGIDYNE, INC.
(Registrant)


Date  May 14, 1999                              /s/ Vance D. Fiegel
                                                    Vance D. Fiegel
                                                    President and Principal
                                                    Accounting Officer