Form 10QSB
period 1999-06-30
SURGIDYNE INC
filed 1999-08-13
CIK 745788

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                            FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 1999

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

         7,017,085 shares of Common Stock, no par value, outstanding at
                                August 12, 1999

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

SURGIDYNE, INC.
BALANCE SHEETS
                                          (Unaudited)
                                            June 30,         December 31,
                                              1999               1998
ASSETS
Current Assets
  Cash                                   $    51,124           $  11,064
  Accounts receivable, less allowance for
    doubtful accounts of $4,200               82,225              82,206
  Inventories (Note 2)                       182,322             172,286
  Prepaid expenses                            11,082              12,954

         Total current assets                326,753             278,510


Furniture and Equipment, at cost (Note 3)    333,396             333,396
  Less accumulated depreciation              322,773             321,806

         Total furniture and equipment        10,623              11,590

Other Assets
  Patents and trademarks, net of accumulated
    amortization of $17,602 in 1999 and
    $17,046 in 1998                            4,238               4,794
  Deposits                                     3,529               3,529

         Total other assets                    7,767               8,323

             Total assets                $   345,143          $  298,423


See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (Continued)

                                            (Unaudited)
                                              June 30,          December 31,
                                                1999                1998

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to officers and directors $    10,000           $   10,000
  12% demand note payable                      11,646               11,646
  Non-interest bearing demand note payable     35,546               35,546
  Accounts payable                             49,191               42,412
  Accrued expenses                             59,593               35,453

         Total current liabilities            165,976              135,057

Stockholders' Equity

  Series A Preferred stock, authorized
    1,600,000 shares; $400,000 liquidation
    preference, 1,600,000 shares issued and
    outstanding in 1999 and 1998              400,000              400,000
  Common stock, no par value; authorized
    18,400,000 shares; issued and outstanding
    7,017,085 in 1999 and 1998              4,472,042            4,472,042
  Accumulated deficit                      (4,692,875)          (4,708,676)

         Total stockholders' equity           179,167              163,366

             Total liabilities and
               stockholders' equity       $   345,143           $  298,423


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
                                June 30,      June 30,      June 30,    June 30,
Three and Six Months Ended       1999          1998          1999        1998

OPERATIONS

Net sales                      $ 196,294    $ 128,484     $ 325,073 $  235,384
Cost of goods sold               118,023       93,000       193,138    163,579

     Gross profit                 78,271       35,484       131,935     71,805

Operating expenses
   Research and development        2,805        9,028         5,653     14,018
   Sales and marketing             9,063        6,451        15,690     13,335
   General and administrative     53,780       35,230        94,205     76,947

     Total operating expenses     65,648       50,709       115,548    104,300

       Operating income (loss)    12,623      (15,225)       16,387    (32,495)

Other income (expense)
   Interest income                   301          186           427        474
   Interest expense                 (831)      (1,169)       (1,723)    (2,276)
   Other                              45           35           710        760

       Net income (loss)       $  12,138    $ (16,173)    $  15,801  $  (33,537)

     Basic and diluted income
       (loss) per common share $     .00    $   (.00)     $     .00  $    (.00)

     Weighted average common
       shares outstanding -
       basic                   7,017,085    7,017,085     7,017,085   7,017,085

     Weighted average common
       shares outstanding -
       diluted                 9,165,554    7,017,085     8,909,319   7,017,085


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                     June 30,        June 30,
Six Months Ended                                       1999            1998

Cash Flows from Operating Activities
   Net income (loss)                           $      15,801    $    (33,537)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                   1,523           4,407
       Changes in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                           (19)          4,121
           Inventories                               (10,036)         (2,846)
           Prepaid expenses                            1,872           2,850
         Increase (decrease) in:
           Accounts payable and accrued expenses      30,919          16,581

         Net cash provided by (used in)
           operating activities                       40,060          (8,424)

Cash Flows used in Investing Activities
   Capital expenditures                                  -               -

           Net cash used in investing activities         -               -

Cash Flows from Financing Activities
   Payments on capital leases payable                    -            (1,918)

           Net cash used in financing activities         -            (1,918)

           Increase (decrease) in cash                40,060         (10,342)

Cash:
   Beginning                                          11,064          46,724

   Ending                                      $      51,124    $     36,382

Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                  $         516    $        551

See Notes to Financial Statements.

SURGIDYNE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Financial Statements

The Balance Sheet as of June 30, 1999, the Statement of Operations for the three and six month periods ended June 30, 1999 and June 30, 1998, and the Statement of Cash Flows for the six month periods ended June 30, 1999 and June 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1999; the results of operations for the three and six month periods ended June 30, 1999 and June 30, 1998, and the statement of cash flows for the six month periods ended June 30, 1999 and June 30, 1998 have been made. The Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of the full fiscal year.

Note 2.  Inventories

Inventories consisted of the following:

                       June 30,  December 31,
                          1999        1998

Component parts and
  subassemblies       $ 89,202      $ 96,097
Work in process         18,414        17,454
Finished goods          84,706        68,735
Less obsolescence
  reserve              (10,000)      (10,000)

                     $ 182,322     $ 172,286

Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:

                       June 30,  December 31,
                         1999        1998

Furniture, fixtures and
equipment             $ 232,244    $ 232,244
Tooling and molds       101,152      101,152


                      $ 333,396    $ 333,396

Note 4. Net Earnings (Loss) Per Share

Because the Company has incurred a loss in the three and six month periods ended June 30, 1998, the inclusion of potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect. Therefore, Basic and Diluted loss per share amounts are the same for those periods.

ITEM 2.       Management's Discussion and Analysis or Plan of Operation

Results of Operations - 1999 compared to 1998

Sales. Sales revenues for the three and six month periods ended June 30, 1999 were $196,294 and $325,073, respectively, or respective increases of approximately 53% and 38% compared to sales for the same periods in 1998.

Both the three month and six month increases are primarily attributed increases in international product sales and the sales to one domestic OEM customer.
For the six month period the Company has experienced increases in all revenue areas, including international, domestic (both distributor and direct sales) and OEM sales.

Gross Profit. Gross profit, expressed as a percentage of sales, increased from approximately 28% and 31% for the three and six month periods ended June 30, 1998 to approximately 40% and 41% for the three and six month periods ended June 30, 1999, respectively. These increases are primarily attributed to increases in OEM sales to one customer. OEM sales to this customer yield a greater gross profit and enable the Company to absorb overhead costs in a more efficient manner.

Operating Expenses. Operating expenses increased from $50,709 for the three months ended June 30, 1998 to $65,648 for the same period in fiscal 1999. This increase is primarily attributed to a $16,000 accrual the Company elected to make for expenses regarding the annual regulatory review of the CE mark and implementation of the Company's Y2K system.

Operating expenses increased from $104,300 for the six month period ended June 30, 1998 to $115,548 for the same period in fiscal 1999. This increase is due primarily to the same factors discussed regarding the three month period, offset by decreases in Research and Development expenditures due to a reduction in salary expense.

Year 2000 Compliance

The Company believes that the only significant issue regarding its internal compliance for the Year 2000 is the replacement of the Company's financial software package and the upgrade of computer hardware systems. The Company plans to implement its Y2K compatible system by November 30, 1999. The Company will acquire compliant computer software systems at an estimated cost of $10,000. There are no critical issues regarding compliance for the year 2000 regarding products manufactured by Surgidyne. At this time, the Company believes that its most reasonably, likely worst case scenario, is that the Company could experience a delay in receipt of needed inventory items and/or the Company could experience a delay in the receipt of payment on its accounts receivable. Furthermore, Y2K problems involving third parties may have a negative impact on our suppliers and customers, the general economy or the ability of businesses to receive essential services such as telecommunications, utilities and banking. Any such occurrence could adversely affect the Company.

The Company is working to prepare a contingency plan so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The plan is intended to mitigate both internal risks as well as potential risks in the Company's supply chain. A contingency plan is to be substantially finalized by October, 1999.

Liquidity and Capital Resources

At June 30, 1999 the Company had working capital of $160,777 compared to $143,453 at December 31, 1998.

The cash flows provided by operating activities for the first six months of 1999 were $40,060, primarily due to net income of $15,801 and a $30,919 increase in accounts payable and accrued expenses. These increases were partially offset by a $10,036 increase in inventories.

Long-term liquidity is dependent upon the continued growth of sales volumes that generate profitable operations. Increased sales volumes in 1999 depend largely on increased business from contract manufacturing, and increased sales from existing products.

PART II. OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

           (b)       Reports on Form 8-K

                     No reports on Form 8-K were filed during the six month
                       period ended June 30, 1999.

                                       ---------------------

                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


SURGIDYNE, INC.
(Registrant)



Date  August 12, 1999                            /s/ Vance D. Fiegel
                                                     Vance D. Fiegel
                                                     President and Principal
                                                       Accounting Officer