Form 10QSB
period 1999-09-30
SURGIDYNE INC
filed 1999-11-15
CIK 745788

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)
 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
For the Quarterly Period Ended September 30, 1999
     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

          7,017,085 shares of Common Stock, no par value, outstanding at
                          November 11, 1999

   Transitional Small Business Disclosure Format.      YES   X  NO

ITEM 1.   FINANCIAL STATEMENTS

                           SURGIDYNE, INC.

CONTENTS                                                       PAGE

FINANCIAL STATEMENTS

  Balance sheets                                                 3
  Statements of operations                                       5
  Statements of cash flows                                       6
  Notes to financial statements                                  7

BALANCE SHEETS
                                        (Unaudited)
                                       September 30,      December 31,
                                           1999              1998

ASSETS
Current Assets
 Cash                                      $106,137           $11,064
 Accounts receivable, less allowance for
  doubtful accounts of $4,200 in 1999
  and 1998                                   47,018            82,206
 Inventories (Note 2)                       168,305           172,286
 Prepaid expenses                            10,654            12,954

      Total current assets                  332,114           278,510

Furniture and Equipment, at cost (Note 3)   333,396           333,396
 Less accumulated depreciation              323,257           321,806

      Total furniture and equipment          10,139            11,590

Other Assets
 Patents and trademarks, net of accumulated
   amortization of $17,791 in 1999 and
   $17,046 in 1998                            4,049             4,794
 Deposits                                     3,529             3,529

         Total assets                    $  349,831         $ 298,423


See Notes to Financial Statements.

                                         (Unaudited)
                                        September 30,      December 31,
                                            1999              1998

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Notes payable to officers and directors     $10,000           $10,000
 12% demand note payable                      11,646            11,646
 Non-interest bearing demand note payable     35,546            35,546
 Accounts payable                             33,155            42,412
 Accrued expenses                             59,984            35,453

      Total current liabilities              150,331           135,057

Stockholders' Equity
 Series A Preferred stock, authorized
   1,600,000 shares; $400,000 liquidation
   preference, 1,600,000 shares issued
   and outstanding in 1999 and 1998          400,000           400,000
 Common stock, no par value; authorized
   18,400,000 shares; issued and out-
   standing 7,017,085 in 1999 and 1998     4,472,042         4,472,042
 Accumulated deficit                      (4,672,542)       (4,708,676)

      Total stockholders' equity             199,500           163,366

         Total liabilities and
           stockholders' equity             $349,831          $298,423

STATEMENTS OF OPERATIONS
(Unaudited)
                              Sept. 30   Sept. 30    Sept. 30   Sept. 30
Three and Nine Months Ended     1999       1998        1999       1998

Net sales                     $177,430   $151,088    $502,503   $386,472
Cost of goods sold             100,925    104,647     294,063    268,226

   Gross profit                 76,505     46,441     208,440    118,246

Operating expenses
  Research and development       5,662      3,959      11,315     17,977
  Sales and marketing            6,498      7,114      22,188     20,449
  General and administrative    43,864     32,521     138,069    109,468

   Total operating expenses     56,024     43,594     171,572    147,894

    Operating income (loss)     20,481      2,847      36,868    (29,648)

Other income (expense)
  Interest income                  467         85         894        559
  Interest expense                (685)    (1,001)     (2,408)    (3,277)
  Other                             70      2,297         780      3,057

    Net income (loss)          $20,333    $ 4,228     $36,134   $(29,309)

    Income (loss) per common
      share-basic              $   .00    $   .00     $   .01   $   (.00)

    Income (loss) per common
      share-diluted            $   .00    $   .00     $   .00   $   (.00)

    Weighted average common
      shares outstanding-
      basic                  7,017,085  7,017,085   7,017,085  7,017,085

    Weighted average common
      shares outstanding-
      diluted                8,717,470  8,617,085   8,751,390  7,017,085


See Notes to Financial Statements.

STATEMENTS OF CASH FLOWS
(Unaudited)
                                              Sept. 30,         Sept. 30,
Nine Months Ended                               1999              1998

Cash Flows from Operating Activities
  Net income (loss)                           $ 36,134        $  (29,309)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation and amortization                2,196             6,569
    Changes in assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                      35,188            (8,877)
       Inventories                               3,981             2,303
       Prepaid expenses                          2,300             4,808
      Increase (decrease) in:
       Accounts payable and accrued expenses    15,274               776

      Net cash provided by (used) in operating
        activities                              95,073           (23,730)

Cash Flows from Investing Activities
  Capital expenditures                            -                 -

      Net cash used in investing activities       -                 -

Cash Flows from Financing Activities
  Payments on capital leases payable              -               (2,878)

       Net cash used in financing activities      -               (2,878)

       Increase (decrease) in cash              95,073           (26,608)

Cash:
  Beginning                                     11,064            46,724

  Ending                                    $  106,137         $  20,116

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                $      589         $     675

See Notes to Financial Statements.

SURGIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Financial Statements

The Balance Sheet as of September 30, 1999, the Statement of Operations for the three and nine month periods ended September 30, 1999 and September 30, 1998, and the Statement of Cash Flows for the nine month periods ended September 30, 1999 and September 30, 1998 have been prepared by the Company without audit.
In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1999; the results of operations for the three and nine month periods ended September 30, 1999 and September 30, 1998, and the statement of cash flows for the nine month periods ended September 30, 1999 and September 30, 1998 have been made. The Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of the full fiscal year.

Note 2  Inventories

Inventories consisted of the following:

                        September 30,        December 31,
                            1999                 1998

Component parts and
 subassemblies              $ 85,921            $ 96,097
Work in process               13,024              17,454
Finished goods                79,360              68,735
Less obsolescence reserve    (10,000)            (10,000)

                            $168,305            $172,286

Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:

                        September 30,        December 31,
                            1999                 1998

Furniture, fixtures and
  equipment                 $232,244            $232,244
Tooling and molds            101,152             101,152

                            $333,396            $333,396

Note 4.  Net Earnings (Loss) Per Share

Because the Company has incurred a loss in the nine month period ended September 30, 1998, the inclusion of potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect. Therefore, Basic and Diluted loss per share amounts are the same for that period.

ITEM 2. Management's Discussion and Analysis or Plan of Operations Results of Operations

Sales. Sales revenues for the three and nine month periods ended September 30, 1999 were $177,430 and $502,503, respectively, or approximately 17% and 30% more than sales for the same three and nine month periods in 1998.

Both the three month and nine month increases are primarily attributed to increases in international product sales and the sales to one domestic Original Equipment Manufacturer (OEM) customer. For the nine month period the Company has experienced increases in all revenue areas, including international, domestic (both distributor and direct sales) and OEM sales.

Gross profit. Gross profit expressed as a percentage of sales increased from approximately 31% for the three month period ended September 30, 1998 to approximately 43% for the same period in fiscal 1999 due primarily to increases in product and OEM sales resulting in a more efficient overhead absorption for the period.

Gross profit expressed as a percentage of sales increased from approximately 31% for the first nine months of fiscal 1998 to approximately 41% for the same period in 1999 for the same reason.

Operating Expenses. Operating expenses increased from $43,594 for the three month period ended September 30, 1998 to $56,024 for the same period in fiscal 1999. The increase is primarily attributed to a $15,000 accrual the Company elected to make for expenses regarding implementation of the Company's new Y2K compatible computer system.

Operating expenses increased from $147,894 for the nine month period ended September 30, 1998 to $171,572 for the same period in 1999 for the same reason.

Year 2000 Compliance

The Company believes that the only significant issue regarding its internal compliance for the Year 2000 ("Y2K") is the replacement of the Company's financial software package and the upgrade of computer hardware systems. The Company plans to implement its Y2K compatible system by November 30, 1999. The Company will acquire compliant computer hardware and software systems at an estimated cost of $20,000. There are no critical issues regarding compliance for the year 2000 for the products manufactured by the Company. At this time, the Company believes that its most likely worst case scenario is that the Company could experience a delay in receipt of needed inventory items and/or the Company could experience a delay of payment in its accounts receivable. Furthermore, Y2K problems involving third parties may have a negative impact on our suppliers and customers, the general economy or the ability of businesses to receive essential services such as telecommunications, utilities and banking. Any such occurrence could adversely affect the Company.

The Company's contingency plan is to implement manual operating systems as may be required. The plan assures that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The plan is intended to mitigate both internal risks as well as potential risks in the Company's supply chain. The Company is building larger than normal (60 to 90 day) inventories of disposable products to accommodate stockpile ordering or interruption in raw material deliveries.

Liquidity and Capital Resources

As of September 30, 1999 the Company had working capital of $181,783 compared to $143,453 at December 31, 1998.

Cash flows provided by operating activities for the first nine months of fiscal 1999 were $95,073, primarily due to net income of $36,134 combined with a decrease in accounts receivable of $35,188, and an increase in accrued expenses of $15,274.

Long-term liquidity is dependent upon the continued growth of sales volumes that generate profitable operations.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
         (b)    Reports on Form 8-K
                No reports on Form 8-K were filed during the nine month period ended September 30, 1999.

                        ---------------------

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGIDYNE, INC.
 (Registrant)

Date  November 11, 1999                    /s/ Vance D. Fiegel
                                               Vance D. Fiegel
                                               President and Principal
                                               Accounting Officer