Form 10KSB
period 1999-12-31
SURGIDYNE INC
filed 2000-04-05
CIK 745788

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB
(Mark One)
   X     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
           OF 1934 For the Fiscal Year Ended December 31, 1999
  ___    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934

         Commission File Number: 33-13058-C

                           SURGIDYNE, INC.
          (Name of small business issuer in its charter)


                              Minnesota
  (State of other jurisdiction of incorporation or organization)

                             58-1486040
               (I.R.S. Employer Identification Number)


                       9909 South Shore Drive
                          Minneapolis, MN
              (Address of principal executive offices)

                               55441
                            (Zip Code)



             Issuer's telephone number   (763) 595-0665



       Securities registered pursuant to Section 12(b) of the Act:
                                NONE


       Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, no par value
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     X   YES   ___  NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     X

Issuer's revenues for the year ended December 31, 1999 were $633,584.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1999 was approximately $1,223,000 (based on a price of $.22 per share, the bid price of the local over-the-counter market.) For purposes of this calculation, all Directors and Executive Officers of the Registrant have been deemed affiliates.

Shares of Common Stock, no par value, were outstanding at December 31, 1999

DOCUMENTS INCORPORATED BY REFERENCE
             NONE

This Form 10-KSB consists of 24 pages (including exhibits). The index to exhibits is set forth on page 23.

ITEM 1. DESCRIPTION OF BUSINESS

General

Surgidyne, Inc. (the "Company"), a Minnesota corporation designs, develops, manufactures and markets specialty medical and surgical wound drainage products. The Company was incorporated in Minnesota in March, 1984, and is successor by merger to a corporation of the same name which was incorporated in Georgia in September, 1982. The Company's executive offices are located at 9909 South Shore Drive, Minneapolis, Minnesota 55441 (763-595-0665)

Products

The Company's currents product lines are comprised of VariDyne microelectronic A.C./D.C. battery powered suction systems with disposable drainage/collection products for postoperative and other suction drainage applications, disposable SABER and S-VAC 100 bulb evacuators for postoperative closed wound suction drainage along with other related disposable products. The Company also sells some of its disposable wound drainage components on an original equipment manufacturer (OEM) basis. Additionally, the Company provides contract assembly and packaging services for disposable medical and related products.

In 2000 the Company plans to expand its' line to include additional manual evacuators and drains for closed wound suction drainage. During 2000 the Company would also like to expand OEM and contact manufacturing.

Marketing and Distribution

The Company's basic products are sold through a network of independent dealers, with eight domestic dealers and four international dealers. The Company sells directly to hospital accounts in the United States in areas without dealer representation. The Company does not employ and outside sales force and is largely dependent upon its dealers for sales and service to hospital accounts.

Internationally, the Company's products are sold through four dealers located in Canada, Puerto Rico, the United Kingdom, and Italy.

The Company's business is not seasonal in nature. The Company typically does not provide extended payment terms to customers and, has had satisfactory collections of accounts receivable. Sales are usually made on a net 30-day basis. Sales orders from the exclusive dealer in Italy are done by irrevocable letter of credit in U.S. dollars or are prepaid by bank wire transfer.

Suppliers

The Company purchases all components for its products from outside suppliers and has some components manufactured to its specification. The Company is dependent upon such suppliers for a readily available supply of necessary components. The Company has single sources of supply for some of its critical components. Man-agement has determined that developing and maintaining additional sources for all critical components is not cost effective. The Company has no written agree-ments with its suppliers, other than purchase orders.

Most suppliers sell to the Company on standard credit terms, while some sell on a collect-on-delivery basis.

Patents and Trademarks

The Company has a patent covering its SABER Bulb Evacuator. There can be no assurance that this patent will be of material benefit to the Company.

Major Customers

Net sales to international customers for the years ended December 31, 1999 and 1998 totaled $257,405 and $227,320 respectively, representing approximately 41% and 40% of the Company's sales. Chirmed, S.R.L., located in Sassari, Italy accounted for 26% and 28% of total net sales for 1999 and 1998, respectively. Snap Laboratories, Inc., an OEM customer, accounted for 13% and 9% of total net sales in 1999 and 1998, respectively. Forth Medical, Ltd., located in Berkshire, England accounted for 10% and 9% of total net sales in 1999 and 1998, respectively. The loss or material reduction of business from any of these major customers could adversely affect future net sales levels.

Competition

The hospital market for disposable suction drainage products is highly price competitive. One company, Stryker Corporation, an orthopedic product company, markets battery powered suction drainage systems, including both wound and orthopedic drainage and auto transfusion products. A number of other companies market disposable closed suction wound drainage products including Allegiance Healthcare, Zimmer, Inc., Johnson and Johnson, and C.R. Bard. The Company's products are designed to provide significant enhancements to existing products in its specific market niches.

The Company's Varidyne system is the only battery powered system with variable and controllable vacuum up to 350 mm Hg and is the only system with a closed infection control system for emptying. Such a system protects healthcare providers from cross contamination resulting from infectious pathogens in wound exudates.

The Company's Saber bulb evacuator is the only such infection control system with an integral anti-reflux valve and closed system for simultaneous emptying and reactivation.

Research and Development

The Company incurred research and development expenditures of $14,671 and $20,676 for the years ended December 31, 1999 and 1998, respectively. The Comp-any expects to maintain similar development expenditures in 2000.

Government Regulation

The Company's products are classified as Class I and II medical devices under the Medical Device Amendment to the Federal Food, Drug, and Cosmetic Act (the "Act"). As such they are subject to regulation by the United States Food and Drug Administration (FDA), which has the power to approve medical devices before sales, remove medical devices from the marketplace if found to be un-safe of ineffective, and control plant conditions to assure product quality.
No government approval, other than FDA pre-market approval, is required for sale and use of the Company's products in the United States and Puerto Rico. The has FDA 510(k) exemption for all marketed products, including Varidyne Vacuum Controllers and collection systems, SABER and S-VAC 100 Bulb Evacuators. The Varidyne Vacuum Controller Models 140 and 350, used in conjunction with the CSA approved Model 2007 battery charger, have been approved by the Canadian Standards Association.

The Company's products required the CE mark for European markets as of June 14, 1998. The Company received CE mark certification July 22, 1998, valid for three years, for products marketed to dealers in Europe.

Employees

At December 31, 1999, the Company employed 5 full-time persons. None of the Company's employees are represented by a labor union. The Company has exper-ienced no work stoppages and believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's administrative headquarters, research and development, production and warehousing operations are located in a single building in Minneapolis, Minnesota, The facility comprises approximately 6,400 square feet, which the Company leases for approximately $2,800 per month through November 2001. Manage-ment considers that this property is sufficient for its present operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company has one pending legal matter as of December 31, 1999 in regards to a demand promissory note due. As of December 31, 1999 the holder of the note had declared bankruptcy and contacted the Company regarding the payment of this currently due note payable of approximately $36,000. Both parties are currently negotiating the settlement of the amount to be paid by the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 1999.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth for the fiscal period indicated, the high and low bid prices as reported in the local over-the-counter market in Minneapolis, Minnesota, by RJ Steichen & Company. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

                                                Bid Price Range

Fiscal Period                             1999                    1998
                                    High        Low         High        Low
First Quarter                       $.15       $.07         $.08       $.03
Second Quarter                       .25        .19          .10        .03
Third Quarter                        .50        .24          .10        .03
Fourth Quarter                       .38        .22          .10        .03

On December 31, 1999, the bid price for the common shares as reported in the local over-the-counter market value was $.22 per share and the Company had 396 holders of record of its common shares. Although the shares are reported in the local over-the-counter market, there was limited sales activity.

The Company has not paid cash dividends on its common shares and does not plan to pay cash dividends to its shareholders in the immediate future. On December 1, 1993, the Company's debenture holders elected to convert the face value of the debentures into 1,600,000 shares of unregistered Series A preferred stock at $.25 per share. Commencing January 1, 1994, the preferred shareholders are entitled to a dividend equal to 3% of net sales. The dividend in a given year is limited to 50% of the Company's net income cumulative dividends cannot exceed $210,000.

As of December 31, 1999 cumulative dividends totaled $20,329.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations - 1999 compared to 1998

Net Sales. Net sales for the year ended December 31, 1999 increased by $60,530 as compared to the same period in 1998. International sales increased by $30,085 due to increased sales to Europe. Domestic OEM sales increased by $20,975, due primarily to one customer.

Gross Profit. Gross profit, expressed as a percentage of sales, increased from
  35% in 1998 to 39% in 1999.  This increase is due primarily to increased OEM
  production.   OEM production during 1999 yielded a higher gross profit for the
  Company as compared to international and domestic dealer sales. The overall increase in volume also allowed the Company to operate at a lower rate of overhead cost absorption per unit manufactured as compared to 1998.

Operating Expenses. Operating expenses remained relatively flat between years.

Results of Operations - 1998 compared to 1997

Net Sales. Net sales for the year ended December 31, 1998 increased by $86,293 as compared to the same period in 1997. Sales to Europe increased $85,254 pri-marily due to the Company obtaining the CE mark for its products marketed to countries in the European community.

Gross Profit. Gross profit, expressed as a percentage of sales, increased from 23% in 1997 to 35% in 1998. This increase is due to increased production and a lower absorption of overhead per unit manufactured.

Operating Expenses. Operating expenses increased from $180,379 in 1997 to $197,786 in 1998. This increase is primarily due to the costs incurred by the Company in connection with obtaining CE mark certification in July 1998.

Liquidity and Capital Resources

At December 31, 1999 the Company had working capital of $171,083 compared to working capital of $143,453 at December 31, 1998. In 1999, net cash provided by operating activities was $59,026 compared to $32,531 used in operating activities in 1998. The positive cash flow from operating activities resulted primarily from the Company's profitability as well as a favorable change in net working capital elements. The Company used no cash in financing activities during 1999 compared to $3,129 in 1998.

In 1995, the Company converted an accounts payable balance of $35,546 into a non-interest bearing unsecured note payable due in one installment on January 1, 1997. The Company did not pay-off the note on January 1, 1997 and as a result, the note is currently due on demand. The Company is currently negotiating with the holder of the note in an effort to settle the amount out-standing.

In January 2000, the Company implemented new computer equipment and software. This equipment and software was needed to convert the Company's enterprise wide computer system into a system that is fully Year 2000 compliant. The company entered into a lease agreement for the system, which requires monthly payment of approximately $480 through February 2004.

The ability of the Company to continue as a going concern and its short-term liquidity is dependent upon obtaining additional debt and/or equity financing to fund future development and operations. The Company has made changes to its cur rent product lines and plans to add additional products in order to offer a more complete and competitive line. These products will be manufactured for the Company on an OEM basis without incurring any major capital or development costs on the part of the Company.

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes in 2000 depend largely on increased sales from existing and new products.

Forward-looking Statements
Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore subject to certain risks and uncertainties.

ITEM 7. FINANCIAL STATEMENTS



                                SURGIDYNE, INC.

CONTENTS                                                            PAGE


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS                   8

FINANCIAL STATEMENTS

Balance Sheets                                                            9
Statements of Operations                                                 11
Statements of Stockholders' Equity                                       12
Statements of Cash Flows                                                 13
Notes to Financial Statements                                            14

                                INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Surgidyne, Inc.
Plymouth, Minnesota


We have audited the accompanying balance sheets of Surgidyne, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stock holders' equity, and the cash flow for the years then ended. These financial statements are the responsibility of the Company's management. Our responsib-ility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgidyne, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the fin-ancial statements, the Company is dependent upon obtaining additional debt or equity financing to fund future development and operations, which raises sub-stantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


   McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
March 01, 2000

SURGIDYNE, INC.
BALANCE SHEETS

December 31                                     1999               1998

ASSETS

Current Assets
    Cash                                    $     70,090      $      11,064
    Accounts receivable, less allowance
   for doubtful accounts of $4,200
   (Note 10)                                   50,667             82,206
    Inventories (Note 3)                         182,310            172,286
    Prepaid expenses                              26,317             12,954

         Total current assets                        329,384            278,510

Furniture and Equipment, at cost (Note 4)     333,396            333,396
    Less accumulated depreciation                323,759            321,806

                                                9,637             11,590

Other Assets
    Patents, trademarks, and other, net of
   accumulated amortization of $17,980
   in 1999 and $17,046 in 1998                  3,860              4,794
    Deposits                                       3,529              3,529

                                                7,389              8,323

TOTAL ASSETS                            $     346,410     $      298,423

December 31                                     1999               1998

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
    Note payable to officer and director   $      10,000     $       10,000
    12% demand note payable                       11,646             11,646
    Non-interest bearing demand note
   payable (Note 5)                            35,546             35,546
    Accounts payable                              45,135             42,412
    Accrued expenses                              55,974             35,453

         Total current liabilities                   158,301            135,057

Commitments and Contingencies (Notes 2 and 9)

Stockholders' Equity (Notes 6 and 7)
    Series A Preferred stock, 1,600,000 shares
   authorized and issued $400,000 liquid-
   ation preference                           400,000            400,000
    Common stock, no par value; authorized
   18,400,000 shares; issued and out-
   standing 7,017,085 shares                4,472,042          4,472,042
    Accumulated deficit                       (4,683,933)        (4,708,676)

                                              188,109            163,366

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $     346,410     $      298,423

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENT OF OPERATIONS

Years Ended December 31,                        1999               1998
Net sales (Note 10)                     $     633,584     $      573,054
Cost of goods sold                            389,476            372,895

  Gross profit                                244,108            200,159

Operating expenses
  Research and development                     14,671             20,676
  Sales and marketing                          31,199             29,927
  General and administrative                  152,841            147,184

    Total operating expenses                  198,711            197,797

    Operating income                           45,397              2,372

Other income (expense)
  Interest income                               1,604                695
  Interest expense (Note 5)                    (3,250)            (1,300)

    Net income                          $      43,751      $       1,767


Net income attributable to common shareholders:
  Net income                            $      43,751      $       1,767
  Preferred stock dividend                    (19,008)              (883)

                                        $      24,743      $         884

Basic and diluted income per common
  share                                 $         -        $         -


Weighted average common shares out-
  standing - basic                          7,017,085          7,017,085

Weighted average common shares out-
standing - diluted                          8,743,731          7,817,085

See Notes to Financial Statements

SURGIDYNE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1999 and 1998

                     Preferred      Common Stock        Accumulated
                       Stock     Shares      Amount       Deficit     Total
Balance
December 31, 1997   $ 400,000  7,017,085 $ 4,472,042 $ (4,709,560) $ 162,482

Dividends on pre-
  ferred stock           -          -           -            (883)      (883)
Net income               -          -           -           1,767      1,767

Balance
December 31, 1998  $ 400,000   7,017,085 $ 4,472,042 $ (4,708,676) $ 163,366

Dividends on pre-
  ferred stock           -          -           -         (19,008)   (19,008)
Net income               -          -           -          43,751     43,751

Balance
December 31, 1999  $ 400,000   7,017,085 $ 4,472,042 $ (4,683,933) $ 188,109


See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASHFLOWS

Years Ended December 31,                      1999                1998
Cash Flows From Operating Activities
  Net income                            $    43,751         $     1,767
  Adjustments to reconcile net income
    to net cash provided by (used) in
    operating activities:
     Depreciation and amortization            2,887               8,732
     Changes in assets and liabilities
       (Increase) decrease in:
         Accounts receivable                 31,539             (39,182)
         Inventories                        (10,024)             (1,927)
         Prepaid expenses                   (13,363)              1,451
         Increase (decrease) in:
         Accounts payable and accrued
           expenses                           4,236              (3,372)

         Net cash provided by (used) in
           operating activities              59,026             (32,531)

Cash Flows from Investing Activities           -                   -

Cash Flows from Financing Activities
  Principal payments on long-term debt         -                 (3,129)

      Increase (decrease) in cash            59,026             (35,660)
Cash
  Beginning                                  11,064              46,724

  Ending                              $      70,090       $      11,064

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest          $         817       $         832

Non Cash Financing Activity
  Accrual of preferred stock
    dividends                         $      19,008       $         883


See Notes to Financial Statements.

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business: Surgidyne, Inc. (Company) designs, develops, manufactures and markets specialty medical and surgical wound drainage products, The Company sells its products primarily on a credit basis throughout the United States and Europe.

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

Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments: The fair value of the notes payable are estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral require-ments. The carrying amount of these obligations approximates fair value.

Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the report-ing period. Actual results could differ from those estimates.

Basic and Diluted Income per Share: Basic per-share amounts are computed, generally by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

The weighted-average number of shares of common stock used to compute the basic income per share was increased by 1,600,00 and 800,000 shares for the years ended December 31, 1999 and December 31, 1998 respectively for the assumed conv-ersion of the preferred stock in computing the diluted per share data.

Note 2.   Going Concern
The ability of the Company to continue as a going concern and its short-term liquidity is dependent upon obtaining additional debt and/or equity financing to fund future development and operations. The Company has made changes to its current product lines and plans to add additional products in order to offer a more complete and competitive line. These products will by manufactured for the Company on an OEM basis without incurring any major capital or development costs on the part of the Company.

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volume that generate profitable operations. Increased sales volumes in 2000 depend largely on increased sales from existing and new products. The financial statements do not reflect any adjustments that might be necessary should the Company not remain a going concern.

Note 3.  Inventories

Inventories consisted of the following:

                                         1999                    1998

Component parts and subassemblies   $   81,182              $   96,097
Work-in-process                         12,235                  17,454
Finished goods                          98,893                  68,735
Less obsolescence reserve              (10,000)                (10,000)

                                    $  182,310              $  172,286

Note 4.  Furniture and Equipment

Furniture and equipment consisted of the following:

                                         1999                   1998

Furniture, fixtures and equipment   $  232,244             $  232,244
Tooling and Molds                      101,152                101,152

                                    $  333,396             $  333,396

Note 5.   Notes Payable

Notes Payable to Related Parties: The Company has short-term notes payable out-standing with a certain officer and director which bears interest at 10%. The balance of $10,000 is due in annual installments limited to 50% of the audited net income each year until paid in full. Related party interest expense was app-roximately $1,025 for both 1999 and 1998.

Other Notes Payable: In 1995, the Company converted an accounts payable balance of $35,546 into a non-interest bearing unsecured note payable due in a single installment on January 1, 1997. The Company did not pay off the note on January 1, 1997 and as a result the note is due on demand. The Company is currently negotiating with the holder of the note in an effort to settle the amount out-standing. The Company also has a 12% demand note payable for $11,646. This interest-bearing note is the remaining principal for a $50,000 promissory note.


Note 6.   Series A Preferred Stock

On December 1, 1993, certain debenture holders elected to convert the face value of the debentures into 1,600,000 shares of unregistered Series A preferred stock at $.25 per share. The preferred shareholders are entitles to a dividend equal to 3% of net sales. The dividend in a given year is limited to 50% of the Company's net income. Cumulative dividends cannot exceed $210,000. In 1999, 1998 and 1995, the Company accrued $19,008, $884 and $437 respectively for dividends on net income. Accrued expenses at December 31, 1999 and 1998 include $20,329 and $1,321, respectively, of dividends payable under the preferred stock.

The preferred stock is convertible into common stock on a one for one basis, subject to certain anti-dilutive adjustments. The preferred stock is automatic-ally convertible into common stock upon the occurrence of any of the following:
  * The Company's common stock price is traded at a bid price of $.50 or more for thirty consecutive trading days.

  * The preferred shareholders have received the cumulative dividends specified above.

  * Two-thirds of the preferred shareholders elect to convert their preferred stock.

Note 7.  Stock Options and Warrants

Warrants: The Company has granted warrants for the purchase of shares of the Company's common stock to directors, medical advisors, employees and certain debt and equity holders. The warrants are fully vested upon issuance and expire in varying amounts through 2004. Information with respect to warrant activity is summarized as follows.

                                                                Weighted
                                                                Average
                                                                Exercise
                                              Shares            Price

Outstanding at December 31, 1997             910,000             $.19
Granted                                       10,000              .07
Cancelled                                   (575,000)             .18

Outstanding at December 31, 1998             345,000              .19
Granted                                       10,000              .28
Cancelled                                   (315,000)             .20

Outstanding at December 31, 1999              40,000             $.12

Option and warrant grants to employees are accounted for following APB Opinion No. 25 and related interpretations. For 1999 and 1998, there was no compensation expense recorded on the issuance of warrants as they were issued at or above quoted market prices. Compensation costs as determined using the fair value method required by FASB Statement No. 123 did not vary significantly from the cost under APB Opinion No. 25, and, accordingly, the pro forma information required by Statement No. 123 has not been presented.

Option and warrant grants to non-employees are accounted for under FASB State-ment No. 123 based on the grant date fair values.

The following table summarizes information about warrants outstanding as of December 31, 1999:

                                                  Weighted
                                                  Average       Weighted
               Range of        Number             Remaining     Average
               Exercise       Of Units           Contractual    Exercise
                Price        Outstanding         Life(Years)     Price

                $.07           30,000                2.5         $.07
                 .28           10,000                4.5          .28

                               40,000                3.0         $.12

All warrants are exercisable as of December 31, 1999. At December 31, 1998 there were 345,000 warrants exercisable with a weighted average exercise price of $.19.

Note 8.   Income Taxes

Deferred tax assets consisted of the following:

                                           1999               1998

Allowance for inventory
  Obsolescence                      $     2,100        $     2,000
Other                                     2,200              2,000
Net Operating Loss
  Carry forwards                      1,045,000          1,127,000
Tax credit carry forwards                18,300             42,000
Gross deferred tax assets             1,067,600          1,173,000
Less valuation allowance              1,067,600          1,173,000

Net deferred tax assets             $      -           $      -

During the year ended December 31, 1999 the Company had a valuation allowance of $1,067,600 on deferred tax assets to reduce the total to an amount that manage-ment believes will ultimately be realized.

The Company's income tax benefit (expense) differed from the statutory federal rate as follows:

                                          1999               1998

Statutory rate applied to income
  before tax                        $    8,600         $      600
Utilization of Net Operating Loss
  Carry forwards                        (8,600)              (600)

                                    $      -           $       -

The Company has federal net operating loss and tax credit carry forwards at December 31, 1999 which are available to reduce income taxes payable in future years, subject to potential limitations due to changes in ownership. These carry forwards and credits will expire as follows:

                                            Net
                                         Operating         Tax Credit
                                        Loss Carry-          Carry-
        Year                             Forwards           Forwards
        2000                          $     226,000      $     13,700
        2001                                819,000             4,600
        2002                              1,128,000              -
        2003                                995,000              -
        2004                                407,000              -
        2005                                144,000              -
        2006                                  4,000              -
        2007                                   -                 -
        2008                                164,000              -
        2009                                187,000              -
        2010                                 21,000              -
        2011                                  3,000              -
        2012                                 72,000              -

                                      $   4,170,000      $     18,300

Note. 9   Lease

The Company leases its office and warehouse facilities under a non-cancelable operating lease. The lease requires monthly payments of $2,828 through November 2001. The Company also leases certain equipment under operating leases. Total rent expense was approximately $38,000 in both 1999 and 1998.

Minimum rental commitments under non-cancelable operating leases as of December 31, 1999:

                                                           Non-cancelable
                                                             Operating
                                             Year              Lease

                                             2000           $   34,000
                                             2001               31,000

                                                            $   65,000

In January 2000, the Company entered into a lease agreement covering certain computer equipment. The lease requires monthly payments of approximately $480 through February 2004.

Note 10.   Major Customers, Suppliers and Export
              Sales

Major customers: Net Sales for the year ended December 31, 1999 and 1998 include sales to major customers as follows:

                                                Sales Percentage
          Company                             1999            1998
             A*                                26%             28%
             B                                 13%              9%
             C                                 10%              9%

                                          Year End Receivable Balances
          Company                             1999            1998
             A*                          $    7,113      $     -
             B                                   28          23,633
             C                               15,704          11,269

*International customer, representing 64% and 70% of export sales in 1999 and 1998 respectively.

Major Suppliers: The Company purchases all components for its products from out-side suppliers and has some components manufactured to its specification. The Company is dependent upon such suppliers for a readily available supply of necessary components.

The Company has single sources of supply for some of its critical components. Management has determined that developing and maintaining additional sources for critical components is not cost effective.

Export Sales: Net export sales to international customers were $257,405 and $227,320 in 1999 and 1998 respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors

The following seven persons serve as directors of the Company:

                                                                  Director
         Name           Age             Position                   Since

Charles B. McNeil        70       Director, Executive Vice          1982
3115 Maplewood Road               President and Treasurer
Wayzata, MN 55391

Theodore A. Johnson      59       Chief Executive Officer           1985
825 Southgate Plaza               And Chairman
5001 West 80th Street
Bloomington, MN  55437

David B. Kaysen          50       Director                          1988
9909 South Shore Drive
Plymouth, MN 55441

William F. Gearhart      52       Director and Secretary            1984
9909 South Shore Drive
Plymouth, MN 55441

Arthur W. Schwalm        67       Director                          1984
9909 South Shore Drive
Plymouth, MN 55441

Vance D. Fiegel          46       President and Director            1995
2460 South Highway 100
St. Louis Park, MN 55416

David R. Knighton, M.D.  51       Director                          1994
2460 South Highway 100
St. Louis Park, MN 55416

* These directors will serve until the next annual meeting of the shareholders.

Charles B. McNeil, founder of the Company, has over 30 years experience in the health care industry. He has served as Executive Vice President of the Company for the past ten years and served as President of the Company from its incorp-oration in 1982 until 1988. He previously served as Vice President and General Manager of the Inmed and Bittner Medical and Home Health Division of Inmed Corp-oration, Norcross, Georgia. Prior to joining Inmed, he was employed for 16 years by Davol, Inc., Providence, Rhode Island, where he directed product development for seven years. New products he successfully developed at Davol include numerous disposable surgical devices such as the Reliavac Closed Suction Device, surgical drains and disposable surgical suction devices.

Theodore A. Johnson, Chairman of the Board and Chief Executive Officer since January 1995 is also President, CEO and Director of the Minnesota Cooperation Office for Small Business and Job Creation, Inc. (MCO), a non-profit corporation formed in 1979 to foster job creation through assisting the start-up and growth of innovative, technological ventures in Minnesota. Prior to joining MCO, Mr. Johnson spent eight years at Control Data Corporation and twelve years at DATA 100 Corporation in a number of different technical, marketing and management positions. He currently serves as Chairman of the Board of International Lottery and Totalizator Systems, Inc., a NASDAQ listed company in California. In addition, he serves on the boards of directors of three private companies and two venture capital funds and is also an active investor and advisor to a number of emerging companies around the United States.

Vance D. Fiegel, President and Director since January 1995, is also Chief Operating Officer and the Director of Research at Embro Corporation, a bio-medical research and development company specializing in wound healing products and vascular devices. At Embro, he directs corporate operations and new product development. He is founder of Embro as well as the National Reparative Medicine Foundation where he serves as Director and Executive Vice President. Prior to founding Embro, Mr. Fiegel held various positions at the University of Minnesota, ultimately directing research in the field of wound healing where he has published over fifty papers in national and international journals.

David B. Kaysen, Director, is an experienced healthcare executive with over 20 years involvement in medical products sales and marketing. He is currently Pres-ident and CEO of Rehabilicare, Inc. From 1991 to 1992 her served as Vice Pres-ident of Emeritus Corporation. From 1989 to 1991 he served as Vice President of Sales and Marketing for HDM Corporation. From 1988 to 1989, he served as the President and CEO and Director of Surgidyne, Inc. From 1986 to 1988, Mr. Kaysen was Vice President of Marketing for Red Line/XVIIIB Medi Mart, Minneapolis, Minnesota.

William F. Gearhart, Director and Secretary, is Vice President Sales and Market-ing for Schneider (USA), Inc. He was previously Director of Marketing for St. Jude Medical, and Director of Sales and Marketing for the clinical division of Sandoz Nutrition Corporation. Mr. Gearhart was President and COO of Med Ventures, Inc. from 1987 to 1990, and form 1985 to 1987 was Chairman and Pres-ident of Competitive Business Strategies, a developer of strategic planning software, and Vice President of Alpha Business Group, Inc., a business consult-ing service to start-up medical companies.

Arthur W. Schwalm, Director, was founder of Cardiac Pacemakers, Inc. (CPI) in 1972 and served as President and Chief Executive Officer for 10 years. CPI was sold to Eli Lilly in 1978. Mr. Schwalm served as Chairman of the Board until 1983. Mr. Schwalm also serves on the board of directors of Orthofix. He is an active investor in a number of new ventures, primarily in the medical device area.

David R. Knighton, M.D., Director and Chairman of the Company's Medical/Scientific Advisory Board. He is currently a practicing vascular surgeon in the Twin Cities, Medical Director of the Institute for Reparative Medicine and President and CEO of Embro, Inc. Dr. Knighton founded Curative Technologies, Inc., an international wound healing company, which specializes in formation and management of Wound Care Centers. In addition to his recognized expertise in clinical wound care, Dr. Knighton is and experienced basic science researcher in the field of wound repair and wound healing angiogenesis.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid or accrued by the Company for services rendered during the years indicated to its executive officer serving in the capacity as the CEO.

                               SUMMARY COMPENSATION TABLE

                Annual Compensation            Long-Term Compensation
                                Other              Securities          All
    Name                        Annual  Restricted Underlying         Other
 and Principal                  Compen-   Stock     Options/   LTIP  Compen-
   Position  Year  Salary Bonus sation   Award(s)     SARs   Payouts sation

Charles
B. McNeil
(Exec.
Vice Pres.)  1999 $43,284 $  -  $4,800       -         -      $  -   $  -
             1998  35,000    -   4,800       -         -         -      -
             1997  35,000    -   4,800       -         -         -      -

* Vance D. Fiegel does not draw a salary from the Company, and although Theodore
  A. Johnson, who is a non-employee of the Company, has the title of CEO, Charles B. McNeil has served in that capacity. Mr. Johnson does not receive compensation from the Company.

The following table provides information with respect to option/SAR grants fro the year ended December 31, 1999.

          Number of Securities  % of Total Options/
               Underlying         SARs Granted to    Exercise
              Options/SARs      Employees in fiscal  or Base      Expiration
Name          Granted (#)              Year         Price ($/Sh)     Date

Charles
B. McNeil         -                      -          $    -             -

The following table provides information with respect to stock option exercises in fiscal 1999 by the names executive officers and the value of such officers' unexercised options at December 31, 1999.

                   Aggregate Option Exercises in Last Fiscal Year
                            and Year-End Option Values
       Shares                    Number of             Value of unexercised
      Acquire               Unexercised Options            in-the-money
        On       Value         At Year-End              options at year-end
Name Exercise Realized Exercisable Un-Exercisable Exercisable Un-Exercisable Charles
B. McNeil -      $   -       -            -          $    -      $    -

Compensation of Directors

The Company does not provide cash remuneration to its directors.

ITEM 11.   SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information with respect to each share-holder known by the Company to own beneficially 5% or more of its outstanding common shares (which includes the assumed conversion of the Series A preferred stock) and for each Director and Officer as of December 31, 1999. Each share-holder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a footnote.

Name and Address of             Amount and Nature of
Beneficial Owner                  Beneficial Owner         Percent of Class

All Directors and Officers
as a group (7 people in group)        1,997,354 (1)            23.2%

Charity, Inc.
6187 Heather Circle
Fridley, MN  55432                    1,126,016 (2)            12.5%

Theodore A. Johnson
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN  55437                  786,875 (3)             9.1%

Charles B. McNeil
3115 Maplewood Road
Wayzata, MN 55391                       632,839                 7.3%

Arthur W. Schwalm
9909 South Shore Drive
Plymouth, MN 55441                      356,640                 4.1%

David R. Knighton, M.D.
2460 South Highway 100
St. Louis Park, MN 55416                221,000 (4)             2.6%

Vance D. Fiegel
2460 South Highway 100
St. Louis Park, MN 55416                 50,000 (5)             0.6%
**********************
(1) Includes 80,000 shares of Series A convertible preferred stock. Also includes 200,000 shares held by EMBRO Corporation, of which Dr. Knighton is and 80% shareholder.
(2) Includes 400,000 shares of Series A convertible preferred stock.
(3) Includes 60,000 shares of Series A convertible preferred stock. Does not include 27,300 shares held by Minnesota Cooperation Office, of which Mr. Johnson is President.
(4) Includes 20,000 shares of Series A convertible preferred stock. Also includes 200,000 shares of common stock held by EMBRO Corporation, of which Dr. Knighton is an 80% shareholder.
(5) Does not include any portion of the 200,000 shares stock held by EMBRO Corp-oration, of which Mr. Fiegel is a 20% shareholder.

The following table represents certain information with respect to each share-holder known by the Company to own beneficially 5% or more of its outstanding Series A Preferred Stock shares and for each Director and Officer as of December 31, 1999. Each shareholder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a foot-note.

Name and Address                  Amount and Nature of
of Beneficial Owner                 Beneficial Owner       Percent of Class

Charity, Inc.
6187 Heather Circle
Fridley, MN 55432                       400,000                  25.0%

Samuel M. Joy
828 Ridge Place
Mendota Heights, MN  55118              140,000                   8.8%

Dr. Demetre Nicoloff
c/o Paine Webber
Account number 50-1580-04
75 South Fifth Street
Minneapolis, MN  55402                  120,000                   7.5%

Eugene T. and Joan L. Plitt
S76 West 12816 Cambridge Court
Muskego, WI  53150                      100,000                   6.3%

John M. Metcalfe
6565 Word Parkway
Melbourne Village, FL  32904-3636        80,000                   5.0%

Dr. Melvin P. Bubrick
5712 Long Brake Trail
Edina, MN  55345                         80,000 (1)               5.0%

Theodore A. Johnson
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN  55437                   60,000                   3.8%

David R. Knighton, M.D.
2460 South Highway 100
St. Louis Park, MN 55416                 20,000                   1.3%

All Directors and Officers as a group    80,000                   5.0%
***********************
(1) Includes 40,000 shares held in trust in the names of Dr. Bubrick's children.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1991, Theodore A. Johnson, Arthur W. Schwalm, and Charles B. McNeil each loaned the Company $25,000 in the form of short-term notes payable bearing interest at 15%. The aggregate balance outstanding under these notes as of December 31, 1999 and December 31, 1998 was $10,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits required to be filed by Item 601(a) of Regulation S-B are included as Exhibits to this report as follows.

   3.1 Articles of Incorporation of Surgidyne, Inc. (including Articles of Merger). (1)
   3.2 Bylaws of Surgidyne Inc. (1)
   4.1 Private Placement Offering Statement of Terms for Convertible Subordinated Debenture Offering. (2)
   4.2 Form of 12% Convertible Subordinated Debenture for Convertible Subordinated Debenture Offering. (2)
   4.3 Form of 10% Convertible Subordinated Debenture for Convertible Subordinated Debenture Offering. (2)
   4.4 Form of Convertible Subordinated Debenture Agreement for Convertible Subordinated Debenture Offering. (2)
   4.5 Form of Amendment to Convertible Subordinated Debenture Agreement for Convertible Subordinated Debenture Offering, dated November 28, 1989. (3)
   4.6 Common Stock Purchase Warrant dated December 22, 1988, issued to Samuel
       M. Joy for the purchase of 21, 600 shares at a price of $0.01 per share. (2)
   4.7 Common Stock Purchase Warrant dated December 28, 1989 issued to Samuel
       M. Joy for the purchase of 5,400 shares at a price of $0.01 per share.(2)
   4.8 Form of Amendment to Convertible Subordinated Debenture Agreement for Convertible Subordinated Debenture Offering, dated June 05, 1990. (4)
   4.9 1990 Private Placement Offering Memorandum. (4)
  10.1 Lease dated August 23, 1985 between Technology Park Associates and Surgidyne, Inc. for the office and warehouse space located at 9600 West 76th Street, Eden Prairie, Minnesota, as amended. (1)
  10.2 Lease dated January 30, 1989 between Medical Incorporated and Surgidyne, Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver Grove Heights, Minnesota. (2)
  10.3   1984 Stock Option Plan. (1)
  10.4 1986 Stock Option Plan. (1)
  10.5 Selling Agency Agreement dated October 12, 1988 between Surgidyne, Inc. and Samuel M. Joy. (2)
  10.6 Employment Agreement dated September 11, 1989 between Surgidyne, Inc. and Thomas J. McEvoy. (3)
  10.7 Lease dated August 1, 1990 between Omnicor, Inc. and Surgidyne, Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver Grove Heights, Minnesota. (4)
  10.8 Development and license agreement and Manufacturing Agreement dated October 09, 1990 with Baxter Healthcare Corporation. (4)
  10.9 Lease dated August 01, 1991 between Omnicor, Inc. and Surgidyne, Inc. for office and warehouse space located at 9605 Jefferson Trail, Inver Grove Heights, Minnesota. (5)
 10.10 Lease dated June 21, 1994 between Medicine Lake Properties of Plymouth and Surgidyne, Inc. for office and warehouse space located at 9909 South Shore Drive, Minneapolis, Minnesota. (6)
 10.11 Purchase and sale of Assets and Restated Manufacturing Agreements dated August 24, 1993 with Baxter Healthcare Corporation. (7)
 10.12 Promissory note dated June 14, 1994 between Robert D, Furst, Jr. and Surgidyne, Inc. (8)

 (1) Incorporated by reference to Exhibits filed with Registrants' 1987 Form 10-K under the Securities and Exchange Act of 1934, file #33-130583C.
 (2) Incorporated by reference to Exhibits filed with Registrants' 1988 Form 10-K under the Securities and Exchange Act of 1934, file #33-130583C.
 (3) Incorporated by reference to Exhibits filed with Registrants' 1989 Form 10-K under the Securities and Exchange Act of 1934, file #33-130583C.
 (4) Incorporated by reference to Exhibits filed with Registrants' 1990 Form 10-K under the Securities and Exchange Act of 1934, file #33-130583C.
 (5) Incorporated by reference to Exhibits filed with Registrants' 1991 Form 10-K under the Securities and Exchange Act of 1934, file #33-130583C.
 (6) Incorporated by reference to Exhibits file with Registrants' Form 10-QSB for the quarter ended June 25, 1994 under the Securities and Exchange Act of 1934, file #33-13058-C.
 (7) Incorporated by reference to Exhibits file with Registrants' Form 10-QSB for the quarter ended September 24, 1994 under the Securities and Exchange Act of 1923, file #33-13058-C.
 (8) Incorporated by reference to Exhibits file with Registrants' Form 10-QSB for the quarter ended June 30, 1994 under the Securities and Exchange Act of 1934, file #33-13058-C.

B. Reports on Form 8-K.
   No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGIDYNE, INC.
(Registrant)


/s/ Vance D. Fiegel                              March 30, 2000
By: Vance D. Fiegel
President and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Charles B. McNeil                            March 30, 2000
By: Charles B. McNeil
Executive Vice President, Treasurer and Director


/s/ Theodore A. Johnson                        March 30, 2000
By: Theodore A. Johnson
Chief Executive Officer and Chairman of the Board of Directors


/s/ David B. Kaysen                                March 30, 2000
By: David B. Kaysen
Director


/s/ Arthur W. Schwalm                            March 30, 2000
By: Arthur W. Schwalm
Director


/s/William F. Gearhart                          March 30, 2000
By: William F. Gearhart
Secretary and Director


/s/ David R. Knighton                            March 30, 2000
By: David R. Knighton
Director