Form 10QSB
period 2000-03-31
SURGIDYNE INC
filed 2000-05-15
CIK 745788

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                            FORM 10-QSB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT
        OF 1934

For the Quarterly Period Ended March 31, 2000
         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

Commission File Number 33-13058-C

                                       -----------------------

                                         SURGIDYNE, INC.
                        (Name of small business issuer in its charter)


                      Minnesota
    58-1
486040
           (State or other jurisdiction of                                (I.R.S
 . Employer
           incorporation of organization)
Identification Number)

                       9909 South Shore Drive, Minneapolis, MN  55441
                          (Address if principal executive offices)

                                      (763) 595-0665
                              (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   X  YES    NO

            7,017,085 shares of Common Stock, no par value, outstanding at
                                     March 31, 2000

Transitional Small Business Disclosure Format.         YES       X   NO

                             PART I  -  FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                                      SURGIDYNE, INC.

CONTENTS
PAGE


FINANCIAL STATEMENTS

    Balance sheets
            3
    Statements of operations

5
    Statements of cash flows

    6
    Notes to financial statements

SURGIDYNE, INC.
BALANCE SHEETS

                                     March 31,               December 31,
                                 2000 (unaudited)                1999
ASSETS

Current Assets
    Cash                             $ 79,743                  $     70,090
    Accounts receivable, less
      allowance for doubtful
      accounts of $4,200 in
      2000 and 1999                    25,364                        50,667
    Inventories (Note 2)               189,885                       182,310
    Prepaid expenses                   14,729                        26,317

           Total current assets        309,721                       329,384

Furniture and Equipment, at cost
  (Note 3)                            352,887                   333,396
  Less accumulated depreciation and
    amortization                       325,051                       323,759
           Total furniture and
             equipment                 27,836                        9,637

Other Assets
    Patents and trademarks, net of
      accumulated amortization of
      $18,169 in 2000 and $17,980 in
      1999                             3,671                         3,860
    Deposits                           3,529                         3,529

           Total other assets          7,200                         7,389

             Total assets          $   344,757                 $     346,410


See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (continued)

                                    March 31,                 December 31,
                                 2000 (unaudited)                1999
LIABILITIES AND STOCKHOLDERS'
EQUITY

Current Liabilities
  Notes payable to officers and
    directors                      $  10,000                    $  10,000
  12% demand note payable                11,646                        11,646
  Non-interest bearing demand
    note payable                         35,546                        35,546
  Current maturities of capital
    lease obligation                       4,400                           -
  Accounts payable                    57,090                       45,135
  Accrued expenses                       60,254                        55,974

    Total current liabilities          178,936                       158,301

Capital lease obligation, less
  current maturities                     13,875                          -

Stockholders' Equity
  Series A Preferred stock,
    authorized 1,600,000 shares;
    $400,000 liquidation preference,
    1,600,000 shares issued and out-
    standing in 2000 and 1999          400,000                       400,000
  Common stock, no par value;
    authorized 18,400,000 shares;
    issued and outstanding
    7,017,085 in 2000 and 1999     4,472,042                   4,472,042
  Accumulated deficit             (4,720,096)                 (4,683,933)

     Total stockholders' equity        151,946                       188,109

       Total liabilities and
         stockholders' equity      $   344,757                   $   346,410

See Notes to Financial Statements

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

                                      March 31,                 March 31,
Three Months Ended                      2000                      1999

Net sales                            $ 118,215                 $     128,779

Cost of goods sold                       92,218                        75,115

  Gross profit                           25,997                    53,664

Operating expenses
  Research and development                  2,889                     2,848
  Sales and marketing                       7,733                     6,628
  General and administrative                51,178                    40,424

    Total operating expenses             61,800                        49,900

      Operating income (loss)          (35,803)                     3,764

Other Income (expense)
  Interest income                              741                         126
  Interest expense                       (1,101)                     (892)
  Other                                    -                         664

        Net income (loss)            $ (36,163)                $       3,662

Basic and diluted income
  (loss) per common share            $       (0.01)                $      0.00

Weighted average common shares
  outstanding-basic                    7,017,085                     7,017,085

Weighted average common shares
  outstanding-diluted                  7,017,085                     8,653,085

See Notes to Financial Statements

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         March 31,               March 31,
Three Months Ended                         2000                     1999

Cash Flows from Operating Activities
  Net income (loss)                  $    (36,163)             $     3,662
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    expenses:
      Depreciation and amortization         1,481                         850
      Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable               25,303                   42,575
          Inventories                      (7,575)                (11,172)
          Prepaid expenses                  11,588                  (4,418)
        Increase in:
          Accounts payable and
            accrued expenses                16,235                   5,730
        Net cash provided by operating
          activities                        10,869                   37,227

Cash Flows from Financing Activities
  Payments on capital lease obligation     (1,216)                    -
        Net cash used in financing
          activities                       (1,216)                    -

        Increase in cash                    9,653                    37,227

Cash:
    Beginning                               70,090                   11,064
    Ending                             $    79,743               $   48,291

Supplemental Disclosures of Cash Flow Information
    Cash payments for interest         $         498               $     292
    Equipment acquired under capital
      lease                            $   19,491                     -


See Notes to Financial Statements

SURGIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS

Note. 1  Financial Statements

The Balance Sheet as of March 31, 2000, the Statement of Operations for the three month periods ended March 31, 2000 and March 31, 1999, and the Statement of Cash Flows for the three month periods ended March 31, 2000 and March 31, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at March 31, 2000; the results of operations for the three month periods ended March 31, 2000 and March 31, 1999 and the Statement of Cash Flows for the three month periods ended March 31, 2000 and March 31, 1999 have been made. The Balance Sheet at December 31, 1999 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of future financial conditions or operating results.

Note 2.  Inventories

Inventories consisted of the following:
                                           March 31,          December 31,
                                             2000                 1999
Component parts and
  subassemblies                          $   79,541            $   81,182
Work in process                              25,486                12,235
Finished goods                               94,858                98,893
Less obsolescence reserve                   (10,000)              (10,000)

                                         $  189,885            $  182,310

Note 3.  Furniture and Equipment

Furniture and equipment consisted of the following:

                                          March 31,           December 31,
                                            2000                  1999
Furniture, fixtures and
  equipment                             $  251,735             $  232,244
Tooling and molds                          101,152                101,152
                                        $  352,887             $  333,396

Note. 4  Net Earnings (Loss) Per Share

Because the Company has incurred a loss in the period ended March 31, 2000 the inclusion of potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect. Therefore, Basic and Diluted loss per share amounts are the same for that period.

ITEM 2.       Management's Discussion and Analysis or Plan of Operations

Results of Operations - 2000 compared to 1999

Sales.   Sales for the first three months of fiscal 2000 were $118,215, compared
  to $128,779 in fiscal 1999, a decrease of approximately 8%. This decrease is primarily attributed to decreases in contract manufacturing revenues to one OEM customer. Contract manufacturing revenues for the first three months of 2000 decreased by approximately $20,000. This decrease was partially offset by increased international product sales for the same period.

Gross Profit. Gross profit expressed as a percentage of sales decreased from approximately 42% for the first three months of 1999 to approximately 22% for the same period in 2000 due primarily to decreases in OEM sales to one cust-omer and increases in international product sales. OEM sales to this one customer yielded a larger gross profit and enabled the Company to absorb over-head costs in a more efficient manner. Increases in international sales have also effected gross profit since international product sales have a lower gross profit.

Operating Expenses.     Operating expenses increased from $49,900 for the three
  month period ended March 31, 1999 to $61,800 for the same period in 2000. This increase was due to increases in legal and accounting fees accompanied with an increased salary expenses. Sales and marketing, and research and development costs reflected little or no change between the two periods.

Year 2000 Compliance

To date, the Company has not encountered any problems with the change to the year 2000. The Company upgraded both its computer hardware and software prior to December 31, 1999 in anticipation of the year 2000. No delays in the shipping or receiving of product have been encountered. The Company will continue to monitor its systems and products on an on-going basis.

Liquidity and Capital Resources

At March 31, 2000 the Company had working capital of $135,185 compared to $171,083 at December 31, 1999.

The cash flows provided by operating activities for the first three months of 2000 were $10,869, primarily due to a $25,303 decrease in accounts receivable combined with a $16,235 increase in accounts payable to offset a net loss of $36,163 for the first three months of 2000.

The Company plans to expand its line of related wound drainage products by sourcing new products from low cost overseas manufacturers. These products are expected to be available for marketing during the fourth quarter.

The ability of the Company to continue as a going concern and its short-term liquidity is dependent upon obtaining additional debt and/or equity financing to fund future development and operations. Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volumes that generate profitable operations. Increased sales volumes throughout 2000 depend largely on increased business from contract manufacturing, and increased sales from existing and new products.

Forward-looking statement

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a numbers of risks and uncertainties including, but not limited to, the receipt and shipping of new orders for the Company's current products; the timely intro-duction and market acceptance of new products and research and development funding at the levels required.

PART III.     OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

No reports on Form 8-K were filled during the three month period ended March 31, 2000.

                                    -----------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SURGIDYNE, INC.
                                     (Registrant)


Date:  May 11, 2000                                                        /s/
Vance D. Fiegel

    By:
Vance D. Fiegel

     President and Principal
                                                  Accounting Officer