Form 10QSB
period 2000-06-30
SURGIDYNE INC
filed 2000-09-05
CIK 745788

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)
  X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


For the Quarterly Period Ended June 30, 2000
       	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

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

             7,017,085 shares of Common Stock, no par value, outstanding at
                                  June 30, 2000.

Transitional Small Business Disclosure Format.            YES        X     NO

PART I  -  FINANCIAL INFORMATION

ITEM  1.	FINANCIAL STATEMENTS

                                      SURGIDYNE, INC.

CONTENTS                                      										PAGE

FINANCIAL STATEMENTS

	Balance sheets												                               3
	Statements of operations											                      5
	Statements of cash flows											                      6
	Notes to financial statements										                  7

SURGIDYNE, INC.
BALANCE SHEETS

                                        June 30,              December 31,
                                    2000 (unaudited)             1999
ASSETS

Current Assets
  Cash                                 $	24,289                 $	70,090
  Accounts receivable,
   less allowance for doubtful
   accounts of $4,200                   	53,277                  	50,667
  Inventories (Note 2)                 	183,003                 	182,310
  Prepaid expenses                      	11,696                  	26,317
  Prepaid consulting
   expense (Note 5)                     	84,997                       -

       Total current assets            	357,262                 	329,384

Furniture and Equipment,
  at cost (Note 3)                     	352,887                 	333,396
 Less accumulated depreciation
  and amortization                     	326,258                 	323,759

       Total furniture and equipment    	26,629                   	9,637

Other Assets
 Patents and trademarks, net of
  accumulated amortization of
  $18,169 in 2000 and $17,980 in 1999    	3,482                   	3,860
 Deposits                                	3,529                   	3,529

       Total other assets                	7,011                   	7,389

          Total assets                 $ 390,902               $ 346,410

See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (continued)

                                                 June 30,       December 31,
                                             2000 (unaudited)       1999
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to officers and directors      $  8,474         $ 10,000
    12% demand note payable                       11,646           11,646
    Non-interest bearing demand note payable      35,546           35,546
    Accounts payable                              39,183           45,135
    Accrued expenses                              52,934           55,974
       Total current liabilities                 147,783          158,301

Capital lease obligation,
 less current maturities                          17,231            -

Stockholders' Equity
    Series A Preferred stock,
     authorized 1,600,000 shares;
     $400,000 liquidation preference,
     1,600,000 shares
      Issued and outstanding                     400,000          400,000
    Common stock, no par value;
     authorized 18,400,000 shares;
     Issued and outstanding 7,017,085          4,564,766        4,472,042
    Accumulated deficit                       (4,738,878)      (4,683,933)

       Total stockholders' equity                225,888          188,109

       Total liabilities and
         stockholders' equity              $     390,902     $    346,410

See Notes to Financial Statements

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

                               Three months ended       Six months ended
                            June 30        June 30     June 30    June 30
                             2000           1999        2000       1999

Net sales                 $	125,823      $	196,294   $	244,038  $	325,073

Cost of goods sold           84,026       	118,023  	  176,245   	193,138

   Gross profit              41,797        	78,271   	  67,793   	131,935

Operating expenses
  Research and development   	2,829          2,805      	5,719     	5,653
  Sales and marketing        	9,822         	9,063     	17,556    	15,690
  General and administrative	46,827        	53,780     	98,002    	94,205

    Total operating expenses	59,478        	65,648  	  121,277 	  115,548

    Operating income (loss) (17,681)       	12,623    	(52,984)    16,387

Other Income (expense)
    Interest income            	417           	301	      1,158	      427
    Interest expense         (1,518)          (831)     (2,619)   (1,723)
    Other                       -              	45         -   	     710

     Net income (loss)    $ (18,782)     $  12,138   $ (54,945) $ 15,801

  Basic and diluted income
   (loss) per common
   share                  $    0.00      $    0.00   $   (0.01) $   0.00

  Weighted average common
   shares outstanding-
   basic                 	7,01,7085     	7,01,7085  	7,017,085	7,017,085

  Weighted average common
   shares outstanding-
   diluted               	7,017,085     	9,165,554  	7,017,085	8,909,319

See Notes to Financial Statements

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six months ended
                                         June 30, 2000        June 30, 1999

Cash Flows from Operating Activities
    Net income (loss)                  $       (54,945)          $  	15,801
    Adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating activities:
      Depreciation and amortization              2,877               	1,523
      Amortization of prepaid consulting
       expenses                                  7,727                   -
      Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                   (2,610)                  (19)
         Inventories                             (693)              (10,036)
         Prepaid expenses                      14,621                 1,872
      Increase (decrease) in:
         Accounts payable and accrued
          expenses                             (8,992)              	30,919

      Net cash provided by (used in)
        operating activites                   (42,015)              	40,060

Cash Flows from Financing Activities
    Payments on capital lease obligation       (2,260)                  -
    Payments on notes payable                  (1,526)                  -
    Net cash used in financing activities      (3,786)                  -

      Increase (decrease) in cash             (45,801)              	40,060

Cash:
    Beginning                                   70,090	              11,064
    Ending                               $      24,289         $    	51,124

Supplemental Disclosures of Cash Flow Information

    Cash payments for interest           $        640          $	       516
    Equipment acquired under capital
     lease                              	$     19,491                    -
    Warrant issued for consulting
     services (Note 5)                  	$     92,724                    -

See Notes to Financial Statements

SURGIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1.	Financial Statements

The Balance Sheet as of June 30, 2000, the Statement of Operations for the three and six month periods ended June 30, 2000 and June 30, 1999, and the Statement of Cash Flows for the six month periods ended June 30, 2000 and June 30, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at June 30, 2000; the results of operations for the three and six month periods ended June 30, 2000 and June 30, 1999 and the statement of cash flows for the six six month periods ended June 30, 2000 and June 30, 1999 have been made. The Balance Sheet at December 31, 1999 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of future financial conditions or operating results. These interim financial financial statements should be read in conjunction with the Company's annual financial statements and related notes there to included in the Company's form 10-KSB for the year ended December 31, 1999.

Note 2.	Inventories

Inventories consisted of the following:

                                             June 30,        December 31,
                                               2000              1999
Component parts and
    Subassemblies                         $   85,338          $   81,182
Work in process                               17,499              12,235
Finished goods                                90,166              98,893
Less obsolescence reserve                    (10,000)            (10,000)

                                          $  183,003          $  182,310

Note 3. 	Furniture and Equipment

Furniture and equipment consisted of the following:

                                            June 30,         December 31,
                                              2000               1999
Furniture, fixtures and
    Equipment                            $  251,735          $  232,244
Tooling and molds                           101,152             101,152

                                         $  352,887          $  333,396

Note 4.	Basic and Diluted Income (Loss) Per Share

Because the Company has incurred a loss in the three and six-month periods ended June 30, 2000 the inclusion of potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect. Therefore, Basic and Diluted loss per share amounts are the same for these periods.

Note 5.   Consulting Agreement

On June 2, 2000, the Company retained Equity Securities Investments, Inc. (the Consultant) to advise and assist the Company in evaluating strategic opportunities including a possible sale or merger. However, there can be no ass-urance that these activities will result in a proposal acceptable to the Company or that any transaction will be completed.

The consulting agreement has a term of one year and provides the Consultant with a warrant to purchase 600,000 shares of Company common stock at a price of $0.17 per share. The Company valued this warrant using the Black-Scholes pricing model, which resulted in a value of approximately $93,000. The expense is being recognized over the term of the agreement and approximately $7,800 has been reflected as an operating expense for the three and six-month periods ended June 30, 2000.

ITEM 2.		Management's Discussion and Analysis or Plan of Operations

Results of Operations - 2000 compared to 1999

Sales. Sales for the first six months of fiscal 2000 were $244,038 compared to $325,073 in fiscal 1999, a decrease of approximately 25%. Sales for the three months ended June 30, 2000 were $125,829 compared to $196,294 in the same period of 1999, a decrease of approximately 36%. This decrease is primarily attributed to decreases in contract manufacturing revenues to one OEM customer. Contract manufacturing revenues for the first six months of 2000 decreased by approx-imately $54,470, $27,049 for the three for the three months ended June 30, 2000. This decrease was partially offset by increased international product sales for the same period.

Gross Profit. Gross profit expressed as a percentage of sales decreased from approximately 41% for the first six months of 1999 to approximately 27% for the same period in 2000 due primarily to decreases in OEM sales to one customer and increases in international product sales. OEM sales to this one customer yielded a larger gross profit and enabled the Company to absorb overhead costs in a more efficient manner. Increases in international sales have also affected gross profit since international product sales traditionally have a lower gross profit.

Operating Expenses. Operating expenses increased from $49,900 for the six-month period ended June 30, 1999 to $61,800 for the same period in 2000. This increase was due to increases in legal and accounting fees accompanied with increased salary expenses. Sales and marketing, and research and development costs reflected little or no change between the two periods.

Liquidity and Capital Resources

At June 30, 2000 the Company had working capital of $209,479 compared to $171,083 at December 31, 1999.

The cash flows used in operating activities for the first six months of 2000 were $42,015, primarily due to the net loss of $54,945, which was partially offset by depreciation and amortization of $2,877, and a net positive change in operating assets and liabilities of $2,326.

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

Consulting Agreement: As stated in Note 5 of the interim financial statements, on June 2, 2000, the Company retained Equity Securities Investments, Inc. (the Consultant) to advise and assist the Company in evaluating strategic opportunities including a possible sale or merger. However, there can be no assurance that these activities will result in a proposal acceptable to the Company or that any transaction will be completed.

Seasonality: The Company is not subject to any significant seasonal factors.

Market Risk and Impact of Inflation: We do not believe that we have any significant risks related to interest rate fluctuations. We also believe that inflation has not had a material impact on our results of operations. We cannot assure you that future inflation will not have an adverse impact on our operations results and financial condition.

Forward-looking statement

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a numbers of risks and uncertainties including, but not limited to, the receipt and shipping of new orders for the Company's current products; the timely introduction and market acceptance of new products and research and development funding at the levels required.

PART III.	OTHER INFORMATION


ITEM 6.	Exhibits and Reports on Form 8-K

            (b) Reports on Form 8-K

                No reports on Form 8-K were filled during the three month period ended June 30, 2000.

                                 -----------------------

                                       SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SURGIDYNE, INC.
 (Registrant)



Date:  August 10, 2000   						                   	/s/ Vance D. Fiegel
									                                          By: Vance D. Fiegel
									                                          President and Principal
                                                   Accounting Officer