Form 10QSB
period 2000-09-30
SURGIDYNE INC
filed 2000-11-14
CIK 745788

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				FORM 10-QSB

(Mark One)
  X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	ACT OF 1934


For the Quarterly Period Ended September 30, 2000
       	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

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

	7,017,085 shares of Common Stock, no par value, outstanding at
				September 30, 2000

Transitional Small Business Disclosure Format.
	 YES      X  NO













                     PART I  -  FINANCIAL INFORMATION



ITEM  1.	FINANCIAL STATEMENTS


				SURGIDYNE, INC.



CONTENTS             									PAGE


FINANCIAL STATEMENTS

	Balance sheets									3
	Statements of operations							5
	Statements of cash flows							6
	Notes to financial statements							7



































SURGIDYNE, INC.
BALANCE SHEETS



								September 30,	December 31,
								2000 (unaudited)   1999


ASSETS

Current Assets

    Cash							$	22,336	$	70,090
    Accounts receivable, less allowance for
     doubtful accounts of $4,200 					26,731		50,667
    Inventories (Note 2)			           	       177,582         182,310
    Prepaid expenses    				       		 8,536      	26,317
    Prepaid consulting expense (Note 5)          			61,816		   -
                 Total current assets	   	    		       297,001         329,384


Furniture and Equipment, at cost (Note 3)	    		       352,887         333,396
    Less accumulated depreciation and
	amortization						       327,466	       323,759
                Total furniture and equipment				25,421	     	 9,637

Other Assets
    Patents and trademarks, net of accumulated
       amortization of $18,547 in 2000 and
 	 $17,980 in 1999						 3,293	        3,860
    Deposits							 	 3,529          3,529
                Total other assets				 	 6,822	        7,389


                      Total assets		    		 $     329,244    $   346,410


See Notes to Financial Statements.




















SURGIDYNE, INC.
BALANCE SHEETS (continued)


                                                   September 30,	  December 31,
                                                   2000 (unaudited)	1999
LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Notes payable to officers and directors	   $     8,474		$    10,000
    12% demand note payable				11,646               11,646
    Non-interest bearing demand note payable	        35,546		     35,546
    Accounts payable					42,123     	     45,135
    Accrued expenses					56,180		     55,974
            Total current liabilities		       153,969		    158,301



Capital lease obligation, less current maturities       16,162			-



Stockholders' Equity
    Series A Preferred stock, authorized
     1,600,000 shares;$400,000 liquidation
     preference, 1,600,000 shares
     Issued and outstanding			       400,000		   400,000
    Common stock, no par value; authorized
      8,400,000 shares;
      Issued and outstanding 7,017,085		     4,564,766		 4,472,042
    Accumulated deficit				    (4,805,653)	        (4,683,933)
            Total stockholders' equity		       159,113             188,109

                Total liabilities and
                 stockholders' equity	         $     329,244	      $    346,410


See Notes to Financial Statements


















SURGIDYNE, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

    				   Three months ended	    	    Nine months ended
				September 30  September 30	September 30  September 30
    					2000	    1999	    2000	  1999


Net sales		      $   100,889	 $   177,430     $   344,927   $   502,503

Cost of goods sold           	   95,031	     100,924	     271,276	   294,063
    Gross profit		    5,858	      76,506	      73,651       208,440


Operating expenses
  Research and development	    2,823	       5,658           8,541  	    11,315
  Sales and marketing		    8,825	       6,499          25,307  	    22,188
  General and administrative	   59,768	      43,867	     158,845	   138,069
   Total operating expenses	   71,416	      56,024	     192,693	   171,572

      Operating income(loss)	  (65,558)	      20,482	    (119,042)	    36,868


Other Income (expense)
    Interest income    	              97		 466           1,255           894
    Interest expense		  (1,334)	        (686)	      (3,953)	    (2,408)
    Other 			      20    	          70	          20           780

      Net income (loss)	      $  (66,775)	   $  20,332	 $  (121,720)	 $  36,134

      Basic and diluted
 	 income(loss) per
 	 common share	      $     0.00	   $    0.00     $     (0.01)    $    0.00


      Weighted average
 	 Common shares
 	 outstanding-basic     7,017,085 	   7,017,085       7,017,085     7,017,085


      Weighted average common
 	 shares outstanding-
 	 diluted	       7,017,085           8,717,470       7,017,085     8,751,390



See Notes to Financial Statements










SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Nine months ended
                                           September 30, 2000  September 30,1999


Cash Flows from Operating Activities
   Net income (loss)			       	$    (121,721)	      $   36,134
   Adjustments to reconcile net income(loss) to net
     Cash provided by (used in) operating activities:
      Depreciation and amortization		        4,273              2,196
      Amortization of prepaid consulting expenses      30,908		     -
      Changes in assets and liabilities:
         (Increase) decrease in:
             Accounts receivable		       23,936		  35,188
             Inventories			        4,728              3,981
             Prepaid expenses			       17,782              2,300
           Increase (decrease) in:
             Accounts payable and accrued expenses     (2,805)		  15,274
               Net cash provided by (used in)
   		   operating activites		      (42,899)	          95,073


Cash Flows from Financing Activities
   Payments on capital lease obligation		       (3,329)		    -
   Payments on notes payable			       (1,526)		    -
             Net cash used in financing activities     (4,855)		    -
             Increase (decrease) in cash	      (47,754)		  95,073


Cash:
  Beginning					       70,090	          11,064
  Ending					  $    22,336	     $   106,137


Supplemental Disclosures of Cash Flow Information
  Cash payments for interest		          $     1,309 	     $      589
  Equipment acquired under capital lease               19,491		    -
  Warrant issued for consulting services (Note 5) $    92,724		    -


See Notes to Financial Statements














SURGIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)
Note 1.	Financial Statements

The Balance Sheet as of September 30, 2000, the Statement of Operations for the three and nine month periods ended September 30, 2000 and September
30, 1999, and the Statement of Cash Flows for the nine month periods ended September 30, 2000 and September 30, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at September 30, 2000; the results of operations for the three and six month periods ended September 30, 2000 and September 30, 1999 and the statement of cash flows for the nine month periods ended September 30, 2000 and September 30, 1999 have been made. The Balance Sheet at December 31, 1999 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of future financial conditions or operating results. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes there to included in the Company's form 10-KSB for the year ended
December 31, 1999.

Note 2.	Inventories
Inventories consisted of the following:

                                             September 30,	      December 31,
    						2000			   1999
Component parts and
       Subassemblies				 $  92,336		$  81,182
Work in process					    24,464		   12,235
Finished goods					    70,782		   98,893
Less obsolescence reserve			   (10,000)		  (10,000)
 						 $ 177,582		$ 182,310

Note 3. 	Furniture and Equipment
Furniture and equipment consisted of the following:

                                            September 30,	       December 31,
    						2000			    1999
Furniture, fixtures and
    Equipment					$  251,735		$  232,244
Tooling and molds				   101,152		   101,152
                                                $  352,887		$  333,396

Note 4.	Basic and Diluted Income (Loss) Per Share

Because the Company has incurred a loss in the three and nine-month periods ended September 30, 2000 the inclusion of potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect. Therefore, Basic and Diluted loss per share amounts are the same for these periods.





Note 5.   Consulting Agreement

On June 2, 2000, the Company retained Equity Securities Investments, Inc. (the Consultant) to advise and assist the Company in evaluating strategic opportunities including a possible sale or merger. However, there can be no assurance that these activities will result in a proposal acceptable to the Company or that any transaction will be completed.

The consulting agreement has a term of one year and provides the Consultant with a warrant to purchase 600,000 shares of Company common stock at a price of $0.17 per share. The Company valued this warrant using the Black-Scholes pricing model, which resulted in a value of approximately $93,000. The expense is being recognized over the term of the agreement and approximately $23,346 has been reflected as an operating expense for the three-month period and $31,128 for the nine-month period ended September 30, 2000.

Note 6. Revenue Recognition

In 1999, the staff of the Securities and Exchange Commission issued
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.































ITEM 2.		Management's Discussion and Analysis or Plan of Operations

Results of Operations - 2000 compared to 1999

Sales. Sales for the first nine months of fiscal 2000 were $344,927 compared to $502,503 in fiscal 1999, a decrease of approximately 31%. Sales for the three months ended September 30, 2000 were $100,889 compared to $177,430 in the same period of 1999, a decrease of approximately 43%. Of the $157,576 decrease in nine-month sales, 49% is due to the loss of a single OEM account, and 37% is due to a loss in domestic revenues from sales of its VariDyne Vacuum Controllers and disposable Canister Kits. The reduced canister sales can be attributed to the loss of a major hospital account combined with a somewhat lower use rate by some of the hospital accounts. Of the $76, 541 decrease in the three months sales, 33.5% is due to the loss of the single OEM account, while 33% of the loss is due to reduced purchases by its Italian dealer, and the balance is due to a general decrease in purchases of the Company's products.

Gross Profit. Gross profit expressed as a percentage of sales decreased from approximately 41% for the first nine months of 1999 to approximately 21% for the same period in 2000 due primarily to decreases in OEM sales to one customer and increases in international product sales. OEM sales to this one customer yielded a larger gross profit and enabled the Company to absorb overhead costs in a more efficient manner. Increases in international sales have also affected gross profit since international product sales traditionally have a lower gross profit.

Operating Expenses. Operating expenses increased from $171,572 for the nine-month period ended September 30, 1999 to $192,693 for the same period in 2000. This increase was primarily due to a $13,559 increase in legal and accounting fees (with increased accounting fees of $10,713 being attributed to the new SEC regulations effective in the year 2000), and a monthly expense of $7782 for the amortization of the consulting agreement signed in June. (See Note 5)

Liquidity and Capital Resources

At September 30, 2000 the Company had working capital of $143,032 compared to $171,083 at December 31, 1999.

The net cash used in operating activities for the first nine months of 2000 was $42,877, primarily due to the net loss of $121,720, which was partially offset by depreciation and amortization of $35,181 and a net positive change in working capital components of $43,640.

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

Forward-looking statement

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a numbers of risks and uncertainties.











































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


SURGIDYNE, INC.
   (Registrant)



Date:  November 13, 2000   				/s/ Vance D. Fiegel
							By: Vance D. Fiegel
							President and
							Principal Accounting Officer