Form 10KSB
period 2000-12-31
SURGIDYNE INC
filed 2001-03-30
CIK 745788

SECURITIES AND EXCHANGE COMMISSION
				Washington, D. C. 20549
					FORM 10-KSB
(Mark One)
   X ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31,
		2000
____ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

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

Issuer's revenues for the year ended December 31, 2000 were $428,040.

The aggregate market value of the common stock held by non-affiliates of the Registrant based upon the closing of the common stock sale price on the OTC bulletin board system on March 16, 2001 was approximately $660,000. For purposes of this calculation, all Directors and Executive Officers of the Registrant have been deemed affiliates.

 7,447,085 Shares of Common Stock, no par value, were outstanding at
			December 31, 2000

		DOCUMENTS INCORPORATED BY REFERENCE
				NONE

This Form 10-KSB consists of 25 pages (including exhibits). The index to exhibits is set forth on page 7


ITEM 1. DESCRIPTION OF BUSINESS

General

Surgidyne, Inc. (the "Company"), a Minnesota corporation designs, develops, manufactures and markets specialty medical and surgical wound drainage products. The Company was incorporated in Minnesota in March 1984, and is successor by merger to a corporation of the same name that was incorporated in Georgia in September 1982. The Company's executive offices are located at 9909 South Shore Drive, Minneapolis, Minnesota 55441 (763-595-0665)

Products

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

The Company's business is not seasonal in nature. The Company typically does not provide extended payment terms to customers and, has had satisfactory collections of accounts receivable. Sales are usually made on a net 30-day basis. Sales orders from the exclusive dealer in Italy are done by irrevocable letter of credit u U.S. dollars or are prepaid by bank wire transfer.

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

Patents and Trademarks

The Company has a patent covering its SABER Bulb Evacuator. There can be no assurance that this patent will be of material benefit to the ompany.

Major Customers

The Company experience significant revenue reductions in 2000 as compared to 1999 due to loss and material reductions in purchases by major customers. Its largest dealer, Chirmed SpA, exclusive dealer for Italy, reduced purchases by 26%, $42,775, in 2000 as compared to 1999. The Company's largest OEM account terminated its contract manufacturing with the Company, resulting in a revenue loss of $80,762 for 2000 as compared to 1999. Some other major dealer customers also purchased less in year 2000 adversely affecting the Company's revenues.



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

The Company's patented Saber TM System features its unique bulb evacuator, with an integral anti-reflux valve that mates to its 3C Collection Unit for optimal infection control while providing simultaneous emptying and reactivation.

Research and Development

The Company incurred research and development expenditures of $11,873 and $14,671 for the years ended December 31, 2000 and 1999, respectively. The Company expects to maintain similar development expenditures in 2001.

Government Regulation

The Company's products are classified as Class I and II medical devices under the Medical Device Amendment to the Federal Food, Drug, and Cosmetic Act (the "Act"). As such they are subject to regulation by the United States Food and Drug Administration (FDA), which has the power to approve medical devices before sales, remove medical devices from the marketplace if found to be unsafe or ineffective, and control plant conditions to assure product quality. No government approval, other than FDA pre-market approval, is required for sale and use of the Company's products in the United States and Puerto Rico. The Company has FDA 510(k) exemption for all marketed products, including Varidyne Vacuum Controllers and collection systems, SABER and S-VAC 100 Bulb Evacuators. The VariDyne Vacuum Controller Models 140 and 350, used in conjunction with the CSA approved Model 2007 battery charger, have been approved by the Canadian Standards Association.

The Company's products required the CE mark for European markets as of June 14, 1998. The Company received CE mark certification July 22, 1998 for products marketed to dealers in Europe.

Employees

At December 31, 2000, the Company employed 4 full-time persons. None of the Company's employees are represented by a labor union. The
Company has experienced no work stoppages and believes that its employee relations are good.


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


ITEM 3.  LEGAL PROCEEDINGS

The Company has one pending legal matter as of December 31, 2000 regards to a note payable. As of December 31, 2000 the holder of the note had declared bankruptcy and contacted the Company regarding the payment of this currently due note payable of approximately $36,000. Both parties are currently negotiating the settlement of the amount to be paid by the Company. At December 31, 2000 the entire amount due is recorded.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2000.

PART II

ITEM 5.  	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth for the fiscal period indicated, the high and low bid prices as reported in the local over-the-counter market in Minneapolis, Minnesota. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.


Bid Price Range          2000                 1999
Fiscal Period        High      Low       	High   	 Low

First Quarter        $.51	$.16	$.15	$.07
Second Quarter    .53	 . 13	 .25	 .19
Third Quarter        .53	  .18	 .50	 .24
Fourth Quarter      .30	  .07	 .38	 .22


On December 31, 2000, the bid price for the common shares as reported
in the local over-the-counter market was $ .125   and the Company had
396 holders of record of its common shares. Although the shares are reported in the local over-the-counter market, there was limited sales activity.

The Company has not paid cash dividends on its common shares and does not plan to pay cash dividends to its shareholders in the immediate future. On December 1, 1993, the Company's debenture holders elected to convert the face value of the debentures into 1,6000,000 shares of unregistered Series A preferred stock at $.25 per share. Commencing January 1, 1994, the preferred shareholders are entitled to a dividend equal to 3% of net sales. The dividend in a given year is limited to 50% of the Company's net income. Cumulative dividends cannot exceed $210,000. As of December 31, 2000 cumulative dividends totaled
$ 20,329.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations - 2000 compared to 1999
Sales. Sales for the fiscal year 2000 were $428,040 compared to $633,584 in 1999, a decrease of approximately 32%. Of the $205,616 decrease in sales 42% is due to the loss of a single OEM account, 21% is due to reduced purchases by Chirmed and 26% is due to a loss in domestic revenues from sales of its VariDyne Vacuum Controllers and disposable canister kits. The reduced canister sales can be attributed to the loss of a major hospital account combined with a somewhat lower use rate by some of the hospital accounts. The balance is due to a general decrease in purchases of the Company's products.

Gross Profit. Gross profit expressed as a percentage of sales decreased from approximately 39% for the year 1999 to 21% in 2000. This decrease is due primarily to fixed overheads being allocated over a much smaller volume of production. Also, the Company had increased costs of components and labor. Additionally, the loss of sales to the one OEM customer contributed to lower gross margins.

Operating Expenses. Operating expenses increased from $199,425 in 1999 to $258,921 in 2000. This increase was primarily due to a $16,721 increase in legal and accounting fees (with increased accounting fees of $12,648 being attributed to the new SEC regulations effective in the year 2000), and $54,089 for the amortization expense of the consulting agreement signed in June. (See Note 5).

Results of Operations - 1999 compared to 1998
Net Sales. Net sales for the year ended December 31, 1999 increased by $60,530 as compared to the same period in 1998. International sales increased by $30,085 due to increased sale in Europe. Domestic OEM sales increased by $20,975, due primarily to one customer.

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

Liquidity and Capital Resources
At December 31, 2000 the Company had working capital of $128,351 compared to working capital of $171,083 at December 31, 1999.

The net cash used in operating activities for the year 2000 was $69,169 compared to $59,026 provided by operating activities in 1999. The increase in cash used was primarily due to the net loss of $171,102, which was partially offset by depreciation and amortization of $59,796.

The ability of the Company to continue as a going concern and it's short-term liquidity is dependent upon obtaining additional debt and/or equity financing to fund future development and operations. The Company has made changes to its current product lines and plans to add additional products in order to offer a more complete and competitive line. These products will be manufactured for the Company on an OEM basis without incurring any capital or development costs on the part of the Company. Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volume that generates profitable operations. Increased sales volumes in 2001 depend largely on increased business from contract manufacturing and increased sales from existing and new products.

Consulting Agreement: As stated in Note 11 of the interim financial statements, on June 2, 2000, the Company retained Equity Securities Investments, Inc. (the Consultants) to advise and assist the Company in evaluating strategic opportunities including a possible sale or merger. However, there can be no assurance that these activities will result in a proposal acceptable to the Company or that any transaction will be completed.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 on Revenue Recognition (SAB 101) in December of 1999. SAB 101 was effective for the Company in the fourth quarter of 2000. SAB 101 provides further guidance on revenue recognition and established criteria that must be met to recognize revenue.
In addition, the SAB addresses whether revenue should be presented gross or net and provides guidance on the disclosures registrants should make about their revenue recognition policies and the impact of events and trends on revenue. Management believes that the adoption of SAB 101 has had no significant effect on the Company's financial statements.

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

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Surgidyne, Inc.
Plymouth, Minnesota


We have audited the accompanying balance sheets of Surgidyne, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and the cash flow for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgidyne, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



							McGLADREY & PULLEN,LLP


Minneapolis, Minnesota
March 1, 2001


				SURGIDYNE, INC.
				BALANCE SHEETS


				December 31,		December 31,
				  2000	 	   1999
ASSETS

Current Assets
   Cash			   	  $     33,924		$  70,090
   Accounts receivable,
	less allowance for
	doubtful accounts of
	$4,200			        31,002		    50,667
   Inventories (Note 3)	  		 160,687	         182,310
   Prepaid expenses		   	  11,913	          26,317
   Prepaid consulting expense
	(Note 11)			        38,635 	  	        -
	Total current assets		 276,161		   329,384

Furniture and Equipment, at cost
	(Notes 4 and 9)		  	 353,917		   333,396
    Less accumulated depreciation
	and amortization		       328,673		   323,759
		Total furniture
		and equipment	        25,244		     9,637

Other Assets
   Patents and trademarks, net
	of accumulated amortization
	of $18,773 in 2000 and
	$17,980 in 1999		      4,611		           3,860
   Deposits			            3,529		           3,529
	Total other assets   		8,140		           7,389
	Total assets              $ 309,545	             $ 346,410

				December 31,		December 31,
				2000		    1999
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current maturities of capital
	lease 			    $ 4,590         		 $   -
   Notes payable to officer and
	director (Note 5)             8,474            		10,000
   12% demand note payable
	(Note 5)			     11,646		            11,646
   Non-interest bearing demand
	note payable (Note 5)	     35,546          	      35,546
    Accounts payable		     33,582		            45,135
    Accrued liabilities (Note 6)   53,972	                  55,974
	Total current liabilities   147,810		           158,301

Capital lease obligation, less
current maturities (Note 9)	   	 10,504		    -

Stockholders' Equity (Notes 6
	and 7)
   Series A Preferred stock, at
	liquidation value,
	authorized 1,600,000
	shares; 1,600,000 shares
	issued and outstanding	  	400,000		 400,000
   Common stock, no par value;
	authorized 18,400,000
	shares;issued, issuable
	and outstanding; 7,447,085
	and  7,017,085		      4,606,266       		 4,472,042
   Accumulated deficit             (4,855,035)		(      4,683,933)
	Total stockholders' equity      151,231                  188,109

	  Total liabilities and
	stockholders' equity 		 $ 309,545		$   346,410

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENT OF OPERATIONS

For years ended December 31,	2000		   1999

Net sales (Note 10)		  $  428,040 		$ 633,584

Cost of goods sold (Note 10)	     336,364		  389,476
	Gross profit		      91,675		  244,108

Operating expenses
   Research and development	      11,873		   14,671
   Sales and marketing		      34,775		   31,199
   General and administrative      212,273		  152,841
	Total operating expenses     258,921		  198,711

	  Operating income (loss   (167,246)		   45,397

Other Income (expense)
   Interest income		       1,286		    1,604
   Interest expense (Note 5)	      (5,180)		   (3,250)
   Other 			             39 		               -
	Net income (loss)         	$ (171,102)	 	 $ 43,751

Net income attributable
   to common shareholders:
	Net income (loss)          	 (171,102)		   43,751
	   Preferred stock
	   dividend 		          - 		  (19,008)
			 (171,102)		   24,743

    Basic and diluted income
	(loss) per common share	    $    (0.02)		  $   -

    Weighted average common
	shares outstanding-basic      7,020,833		7,017,085

    Weighted average common
	shares outstanding-
	diluted		            7,020,833		8,743,731

See Notes to Financial Statements


SURGIDYNE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1999 and 2000

		Preferred  Common  Stock  Accumulated
		Stock	   Shares  Amount	Deficit	  Total

Balance December
  31, 1998	$400,000 7,017,085 $4,472,042 $(4,708,676) $163,366
Dividends on
  Preferred Stock  -        -       -         (19,008)  (19,008)
Net Income         -        -	      -          43,751    43,751

Balance, December
  31, 1999	$400,000 7,017,085 $4,472,042 $(4,683,933) $188,109
Issuance of Common
  Stock, (net of
  expenses of $1,500)  430,000     41,500     -          41,500
Issuance of Warrants for
  Services(Note 11)  	 -         92,724	    -          92,724
Net Loss 	         - 	-           -        (171,102) (171,102)

Balance, December
  31, 2000	$400,000 7,447,085 $4,606,266 $(4,855,035)   $151,231

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENTS OF CASHFLOWS

Years Ended December 31,			2000				1999

Cash Flows from Operating Activities
  Net income (loss)  		    	$	 (171,102)	       	 $43,751
  Adjustments to reconcile net
   income (loss) to net
    Cash provided by (used in)
     operating activities:
       Depreciation and amortization      	5,707       	    2,887
       Amortization of prepaid
        consulting expenses                    54,089                   -
       Changes in assets and liabilities:
         Accounts receivable		          19,665                 31,539
         Inventories		                21,623                (10,024)
         Prepaid expenses		          14,404                (13,363)
         Accounts payable and accrued
          expenses		               (13,555)                 4,236
        Net cash provided by (used in)
		operating activities    	   (69,169)                59,026

Cash Flows from Investing Activities
   Additions to patents and trademarks        (1,544)               	-
   Purchase of Furniture and Equipment        (1,030)	                  -
        Net cash used in investing
	    activities	                      (2,574)

Cash Flows from Financing Activities
   Payments on capital lease obligation       (4,397)		   		-
   Payments on notes payable	                (1,526)		   		-
   Proceeds from iss. of common stock         41,500		   		-
        Net cash provided by financing
	    activities		                33,577		  		-
        Increase (decrease) in cash	         (36,166)                   59,026

Cash:
  Beginning		          			    70,090                    11,064
  Ending		      	            $   33,924	               $  70,090

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest               $   3,150                 $     817

Supplemental Non Cash Investing and Financing Activities
  Equipment acquired under capital
	lease		      			$   19,491		  -
  Warrant issued for prepaid consulting
	services (Note 5)           	      $   92,724		  -


See Notes to Financial Statements.


SURGIDYNE, INC,
NOTES TO FINANCIAL STATEMENTS


Note 1.	Nature of Business and Significant Accounting Policies

Nature of Business: Surgidyne, Inc. (Company) designs, develops, manufactures and markets specialty medical and surgical wound drainage products, The Company sells its products primarily on a credit basis throughout the United States and Europe.

A summary of the Company's significant accounting policies follows:

Revenue Recognition: The Company recognizes revenue upon shipment of the product to the customer. The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 (SAB 101), which provides guidance on revenue recognition and establishes criteria that must be met to recognize revenue. In addition, SAB 101 addresses whether revenue should be presented gross or net and provides guidance on the disclosures registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The accompanying financial statements comply with the provisions of SAB 101.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Patents and Trademarks: Patent and trademark costs have been capitalized and are being amortized over 17 years using the straight-line method.

Furniture and Equipment: Depreciation is provided on the straight-line method over estimated useful lives of three to five years.

Research and Development Costs: Expenditures for research and development activities, whether performed by the Company or performed by outside parties under contract, are charged to operations as incurred.

Accounting of Long-Lived Assets: The Company reviews its furniture and equipment and other long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraised value) of the long-lived assets.

Income Taxes: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not the some portion or all of the tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments: The fair value of the notes payable are estimated based on interest rates for the same or similar debt having the same or similar remaining maturities and collateral requirements. The carrying amount of these obligations approximates fair value.

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

Basic and Diluted Income (Loss) per Share: Basic per-share amounts are computed, generally by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

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

Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volume that generates profitable operations. Increased sales volumes in 2001 depend largely on increased business from contract manufacturing and increased sales from existing and new products. The financial statements do not reflect any adjustments that might be necessary should the Company not remain a going concern.

Note 3.  Inventories

Inventories consisted of the following:
			2000		1999
Component parts and
   subassemblies                           $  75,780	               $  81,182
Work-in-Process	                            17,617		            12,235
Finished Goods	                            77,290                    98,893
Less Obsolescence Reserve                    (10,000)	                 (10,000)
                                            $160,687                  $182,310

Note 4.  Furniture and Equipment

Furniture and equipment cost consists of the following:
			2000		1999
Furniture, fixtures
   and equipment		   $  251,735	                         $ 232,244
Tooling and Molds		       102,182	                            101,152
			     $353,917                                $333,396

Note 5.   Notes Payable

Notes Payable to Related Parties: The Company has short-term notes payable outstanding with a certain officer and director which bear interest at 10%. The principal is due in annual installments limited to 50% of the audited net income each year until paid in full. Related party interest expense was approximately $1,025 for both 2000 and 1999.

Other Notes Payable: In 1995, the Company converted an accounts payable balance of $35,546 into a non-interest bearing unsecured note payable due in a single installment on January 1, 1997. The Company did non-pay off the note on January 1, 1997 and as a result the note is due on demand. The Company also has a 12% demand note payable for $11,646.

Note 6.   Series A Preferred Stock

On December 1, 1993, certain debenture holders elected to convert the face value of the debentures into 1,600,000 shares of unregistered Series A preferred stock at $.25 per share. The preferred shareholders are entitles to a dividend equal to 3% of net sales. The dividend in a given year is limited to 50% of the Company's net income. Cumulative dividends cannot exceed $210,000. In 1999, 1998 and 1995, the Company accrued $19,008, $884 and $437 respectively for dividends on net income. Accrued liabilities at both December 31, 2000 and 1999 include $20,329 of dividends payable under the preferred stock.

The preferred shares are convertible into common shares on a one for one basis, subject to certain anti-dilutive adjustments. The preferred stock is automatically convertible into common stock upon the occurrence of any of the following:
* The Company's common stock price is traded at a bid price of $.50 or more for thirty consecutive trading days:

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

Under the Plan, the exercise price cannot be less than 100% of the fair market value of the common stock on the date the option is granted. Options are fully vested upon issuance and are exercisable over a five-year period from date of grant. At December 31, 2000 and 1999 no options were outstanding.

Warrants: The Company has granted warrants for the purchase of shares of the Company's common stock to directors, medical advisors, employees and certain debt and equity holders. The warrants are fully exercisable upon issuance and expire in varying amounts through 2005. Information with respect to warrant activity is summarized as follows:

				Weighted
				Average
				Exercise
		Shares		Price
Outstanding at
  December 31, 1998	345,000		$0.19
Granted		  10,000                $0.28
Cancelled            (315,000)	         $0.20
Outstanding at
  December 31, 1999	 40,000		$0.12
Granted	                         1,080,000		$0.17
Outstanding at
  December 31, 2000   1,120,000		$0.17

Option and warrant grants to employees and directors are accounted for following APB Opinion No. 25 and related interpretations. For 2000 and 1999, there was no compensation expense recorded on the issuance of warrants to officers/directors as they were issued at or above the Company's quoted market price. Compensation costs in 1999 as determined using the fair value method required by FASB Statement No. 123 did not vary significantly from the cost under APB Opinion No. 25, and, accordingly, the pro forma information required by Statement No. 123 has not been presented for 1999.

Had compensation expense for the warrants to purchase 480,000 shares of common stock granted to officers/directors in 2000 been determined based on the fair market value at the date the dates of grants in 2000 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been changed to the following pro forma amounts:

			2000
Net loss - as reported		$  (171 102)
Net loss - pro forma		$  (248,564)
Basic and diluted net loss
   per share-as reported             ($.02)
Basic and diluted net loss
   per shar                          ($.04)


The fair market value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000:
no dividends, risk free interest rate of 5.4%, expected lives of 4 years, and a volatility of 190%. Using those assumptions, the weighted average fair value was $0.16 per share.

Option and warrant grants to non-employees are accounted for under FASB Statement No. 123 based on the grant date fair values.

The following table summarizes information about warrants outstanding as of December 31, 2000:

			Weighted
		Average	Weighted
	     Number	Remaining	Average
Exercise   Of Units	Contractual	Exercise
Price	     Outstanding 	Life(Years) Price
 .07	          40,000	      2	.07
 .17                1,080,000          4.5	.17
	     1,120,000

Of the warrants issued in 2000, 480,000 were issued to Directors/
Officers with the remaining being issued pursuant to a consulting agreement. (See Note 11) All outstanding warrants are exercisable as of December 31, 2000 and 1999.

Note 8.   Income Taxes

Deferred tax assets consist of the following:

			2000	1999
Allowance for inventory
	Obsolescence         	   $  2,000	 $  2,100
Other			       2,000                 2,200
Net Operating Loss
  Carry forwards	              980,000         1,045,000

Tax credit carry forwards   	    4,600	          8,300
Gross deferred tax assets   	  988,600         1,067,600
Less valuation allowance    	  988,600         1,067,600
Net deferred tax assets  	$   -	    $     -

The Company has federal net operating loss and tax credit carry forwards which are available to reduce taxable income as income taxes payable in future years, subject to potential limitations due to changes in ownership. These carry forwards and credits will expire as follows:

			Net
			Operating	Tax Credit
			Loss Carry- 	Carry-
	Year		Forwards	Forwards
	2001	    $   819,000	$  4,600
	2002	      1,128,000	    -
	2003		  995,000	    -
	2004		  407,000	    -
	2005		  144,000	    -
	2006		    4,000	    -
	2007		     -	    -
	2008		  164,000	    -
	2009		  187,000	    -
	2010		   21,000 	    -
	2011		    3,000	    -
	2012		   72,000	    -
	2015		  173,000
    		    $ 4,117,000	$  4,600

Note. 9   Leases

Operating: The Company leases its office and warehouse facilities under a non-cancelable operating lease. The lease requires monthly payments of $2,828 through November 2001. The Company also leases certain equipment under operating leases. Total rent expense was approximately $38,000 in both 2000 and 1999.

Minimum rental commitments under non-cancelable operating leases as of December 31, 2000:

		Year
		2000	$   33,800
		2001	     31,000
			$   64,800

Capital: The Company leases its computer equipment under a capital lease agreement. As of December 31,2000, the assets capitalized under the capital lease and related accumulated amortization were approximately $19,500 and $4,400 respectively.

Approximate annual future minimum lease payments under the capital lease at December 31, 2000 are as follows:


2001			      $  5,760
2002			          5,760
2003			          5,760
Total Minimum lease payments	       17,280
Less amount representing interest     2,186
Present value of minimum lease
payments using a discount rate
of 9.0 percent.	                    15,094
Less: current maturities	(4,590)
Long -term portion	                           10,504


Note 10.   Major Customers, Suppliers and Export Sales

The Company operates in one business segment, the manufacture and sales of specialty medical and surgical wound drainage products.
Major customers: Net Sales for the year ended December 31, 2000 and 1999 include sales to major customers as follows:


				Sales Percentage
	Company		2000		1999
	A*		29%		26%
	B		12%		10%
	C		12%		 9%

			Year End Receivable Balances
	Company		2000		1999
	A*		$  -		$   -
	B		4,855		23,633
	C		5,314		11,269
*International customer, representing 62% of export sales in both
  2000 and 1999.

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

Export Sales: Net export sales to international customers were $197,019 and $257,405 in 2000 and 1999 respectively.


Note 11.   Consulting Agreement

On June 2, 2000 the Company retained Equity Securities Investments, Inc. (the Consultant) to advise and assist the Company in evaluating strategic opportunities including a possible sale or merger. However, there can be no assurance that these activities will result in a proposal acceptable to the Company or that any transaction will be completed.

The consulting agreement has a term of one year and provides the Consultant with a warrant to purchase 600,000 shares of the Company common stock at a price of $0.17 per share. The Company valued this warrant using the Black-Scholes pricing model, which resulted in a value of approximately $93,000. The expense is being recognized over the term of the agreement and approximately $54,049 has been reflected as an operating expense as of December 31, 2000.


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	FINANCIAL DISCLOSURE. None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
	PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGEACT.

Directors

The following seven persons serve as directors of the Company:


Name		Age	Position		Since

Charles B. McNeil	71	Director, Executive Vice	1982
3115 Maplewood Road		President and Treasurer
Wayzata, MN 55391

Theodore A. Johnson	60	Chief Executive Officer	1985
825 Southgate Plaza		And Chairman
5001 West 80th Street
Bloomington, MN  55437

David B. Kaysen	51	Director		1988
9909 South Shore Drive
Plymouth, MN 55441

William F. Gearhart	53	Director and Secretary	1984
9909 South Shore Drive
Plymouth, MN 55441

Arthur W. Schwalm	68	Director		1984
9909 South Shore Drive
Plymouth, MN 55441

Vance D. Fiegel	47	President and Director	1995
2460 South Highway 100
St. Louis Park, MN 55416

David R. Knighton, M.D.	52	Director		1994
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

Theodore A. Johnson, Chairman of the Board and Chief Executive
Officer since January 1995 is also President, CEO and Director of the Minnesota Cooperation Office for Small Business and Job Creation, Inc. (MCO), a non-profit corporation formed in 1979 to foster job creation through assisting the start-up and growth of innovative, technological ventures in Minnesota. Prior to joining MCO, Mr. Johnson spent eight years at Control Data Corporation and twelve years at DATA 100 Corporation in a number of different technical, marketing and management positions. He currently serves as Chairman of the Board of International Lottery and Totalizator Systems, Inc., a NASDAQ listed company in California. In addition, he serves on the boards of directors of three private companies and two venture capital funds and is also and active investor and advisor to a number of emerging companies around the United States.

Vance D. Fiegal, President and Director since January 1995, is also Chief Operating Officer and the Director of Research at Embro Corporation, a biomedical research and development company specializing in wound healing products and vascular devices. At Embro, he directs corporate operations and new product development. He is founder of Embro as well as the National Reparative Medicine Foundation where he serves as Director and Executive Vice President. Prior to founding Embro, Mr. Fiegel held various positions at the University of Minnesota, ultimately directing research in the field of wound healing where he has published over fifty papers in national and international journals.

David B. Kaysen, Director, is an experienced healthcare executive with over 20 years involvement in medical products sales and marketing.
He is currently President and CEO of Rehabilicare, Inc. From 1991 to 1992 her served as Vice President of Emeritus Corporation. From 1989 to 1991 he served as Vice President of Sales and Marketing for HDM Corporation. From 1988 to 1989, he served as the President and CEO and Director of Surgidyne, Inc. From 1986 to 1988, Mr. Kaysen was
Vice President of Marketing for Red Line/XVIIIB Medi Mart, Minneapolis,
Minnesota.

William F. Gearhart, Director and Secretary, is Vice President Sales and Marketing for Schneider (USA), Inc. He was previously Director of Marketing for St. Jude Medical, and Director of Sales and Marketing for the clinical division of Sandoz Nutrition Corporation. Mr.
Gearhart was President and COO of Med Ventures, Inc. from 1987 to 1990, and form 1985 to 1987 was Chairman and President of Competitive Business Strategies, a developer of strategic planning software, and Vice President of Alpha Business Group, Inc., a business consulting service to start-up medical companies.

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

SUMMARY COMPENSATION TABLE

						Long-Term Compensation
			Annual Compensation
			 Other			Securities	All
			Annual	Restricted  Underlying	     Other
Name and Principal	Compen-	Stock		Options/ LTIP   Compen-
Position	Year  Salary Sation	Award(s)	SARs	   Payouts sation
Charles B. McNeil
(Exec. Vice Pres.)
		2000 $46,400 $5,000   $   -	$  -	   $  -    $  -
		1999 $43,284  4,800	  -	   -	      -       -
		1998 $35,000  4,800	  -	   -	      -	      -
		1997 $35,000  4,800	  -	   -	      -       -

* Vance D. Fiegel is employed by the Company part-time, and although Theodore A. Johnson, who is a non-employee of the Company, has the title of CEO, Charles B. McNeil has served in that capacity. Mr.
Johnson does not receive compensation from the Company.

The following table provides information with respect to option/SAR grants for the year ended December 31, 2000.


 Number of Securities   % of Total Options/
	Underlying	SARs Granted to
	Options/SARs	Employees in fiscal Exercise or Base
Name    Granted (#)	Year		   Price ($/Sh)   Exp. Date
Charles B. McNeil	-		-	$    -		-

The following table provides information with respect to stock option exercises in fiscal 2000 by the names executive officers and the value of such officers' unexercised options at December 31, 2000.

Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

	    Shares				Number of
	   Acquired			Unexercised Options
		On	  Value		At Year-End
Name	    Exercise  Realized Exercisable Un-Exercisable Exercisable Un-
Charles B. McNeil-   $ -        -        $    -         $   -

Compensation of Directors

The Company does not provide cash remuneration to its directors.

ITEM 11.   SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information with respect to each shareholder known by the Company to own beneficially 5% or more of its outstanding common shares (which includes the assumed conversion of the Series A preferred stock) and for each Director and Officer as of December 31, 2000. Each shareholder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a footnote.

Amount and Nature of

Name and Address of Beneficial Owner Beneficial Owner Percent of Class

All Directors and Officers as a group
	(7 people in group)	1,702,354       	24.2%

Charity, Inc.
6187 Heather Circle
Fridley, MN  55432		1,126,016	16.0%

Theodore A. Johnson
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN  55437            	  522,875	 7.5%

Charles B. McNeil
3115 Maplewood Road
Wayzata, MN 55391		  417,838	 6.0%

Arthur W. Schwalm
9909 South Shore Drive
Plymouth, MN 55441               	 356,640	 5.1%

David R. Knighton, M.D.
2460 South Highway 100
St. Louis Park, MN 55416	  291,000	4.1%

Vance D. Fiegel
2460 South Highway 100
St. Louis Park, MN 55416	   50,000	 0.7%

William F. Gearhart
9909 South Shore Drive
Plymouth, MN 55441		-	 0.0%

David B. Kaysen
9909 South Shore Drive
Plymouth, MN 55441		-	 0.0%
**********************
1	Includes 185,000 shares issuable pursuant to options and
	warrants, which are currently exercisable, and 80,000 shares
	of Series A convertible preferred stock. Also includes 135,000 shares held by EMBRO Corporation, of which Dr. Knighton is and
	80% shareholder.
2	Includes 400,000 shares of Series A convertible preferred
	stock.
3	Includes 60,000 shares of Series A convertible preferred stock.
	Does not include 27,300 shares held by Minnesota Cooperation Office, of which Mr. Johnson is President.
4	Includes 135,000 shares issuable pursuant to warrants which are
	currently exercisable and 20,000 shares of Series A convertible preferred stock. Also includes 135,000 shares of common stock
	held by EMBRO Corporation, of which Dr. Knighton is an 80%
	shareholder.
5	Represents 50,000 shares issuable pursuant warrants which are
	currently exercisable. Does not include any portion of the 200,000 shares stock held by EMBRO Corporation, of which Mr. Fiegel is a 20% shareholder.

The following table represents certain information with respect to each shareholder known by the Company to own beneficially 5% or more of its outstanding Series A Preferred Stock shares and for each Director and Officer as of December 31, 2000. Each shareholder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a footnote.


Amount and Nature of

Name and Address of Beneficial Owner Beneficial Owner	Percent of Class

Charity, Inc
6187 Heather Circle
Fridley, MN 55432			400,000		25.0%

Samuel M. Joy
828 Ridge Place
Medota Heights, MN  55118		140,000		 8.8%

Dr. Demetre Nicoloff
C/o National City Bank
Account number 50-1580-04		120,000		 7.5%
75 South Fifth Street
Minneapolis, MN  55402

Eugene T. and Joan L. Plitt
S76 West 12816 Cambridge Court
Muskego, WI  53150			100,000 		 6.3%

John M. Metcalfe
6565 Word Parkway
Melbourne Village, FL  32904-3636    		80,000		 5.0%

Dr. Melvin P. Bubrick
5712 Long Brake Trail
Edina, MN  55345			 80,000		 5.0%

Theodore A. Johnson
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN  55437		 60,000		 3.8%

David R. Knighton, M.D.
2460 South Highway 100
St. Louis Park, MN 55416		 20,000		 1.3%

All Directors and Officers as a group	 	80,000		 5.0%
***********************
1	Includes 40,000 shares held in trust in the names of Dr.
	Bubrick's children.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1991, Theodore A. Johnson, Arthur W. Schwalm, and Charles B. McNeil each loaned the Company $25,000 in the form of short-term notes payable bearing interest at 15%. The aggregate balance of these notes as of December 31, 2000 and December 31, 1999 was $8,474.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits required to be filed by Item 601(a) of Regulation S-B are included as Exhibits to this report as follows.

3.1 Articles of Incorporation of Surgidyne, Inc. (including Articles of Merger).1
3.2 Bylaws of Surgidyne Inc. 1
4.1 Private Placement Offering Statement of Terms for Convertible Subordinated Debenture Offering.2
4.2 Form of 12% Convertible Subordinated Debenture for Convertible Subordinated Debenture Offering. 2
4.3 Form of 10% Convertible Subordinated Debenture for Convertible Subordinated Debenture Offering. 2
4.4 Form of Convertible Subordinated Debenture Agreement for
	Convertible Subordinated Debenture Offering. 2
4.5 Form of Amendment to Convertible Subordinated Debenture Agreement for Convertible Subordinated Debenture Offering, dated November
	28, 1989.3
4.6 Common Stock Purchase Warrant dated December 22, 1988, issued to
	Samuel M. Joy for the purchase of 21, 600 shares at a price of $0.01 per share. 2
4.7 Common Stock Purchase Warrant dated December 28, 1989 issued to
	Samuel M. Joy for the purchase of 5,400 shares at a price of $0.01 per share. 2
4.8 Form of Amendment to Convertible Subordinated Debenture Agreement for Convertible Subordinated Debenture Offering, dated June 05, 1990. 4
4.9 1990 Private Placement Offering Memorandum. 4
10.1 Lease dated August 23, 1985 between Technology Park Associates and Surgidyne, Inc. for the office and warehouse space located at 9600 West 76th Street, Eden Prairie, Minnesota, as amended.
10.2 Lease dated January 30, 1989 between Medical Incorporated and Surgidyne, Inc. for the office and warehouse space located at
9605 West Jefferson Trail, Inver Grove Heights, Minnesota. 2
10.3 1984 Stock Option Plan. 1
10.4 1986 Stock Option Plan. 1
10.5 Selling Agency Agreement dated October 12, 1988 between Surgidyne, Inc. and Samuel M. Joy. 2
10.6 Employment Agreement dated September 11, 1989 between Surgidyne,
	Inc. and Thomas J. McEvoy. 3
10.7 Lease dated August 1, 1990 between Omnicor, Inc. and Sugidyne, Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver Grove Heights, Minnesota. 4
10.8 Development and license agreement and Manufacturing Agreement dated October 09, 1990 with Baxter Healthcare Corporation. 4
10.9 Lease dated August 01, 1991 between Omnicor, Inc. and Surgidyne,
	Inc. for office and warehouse space located at 9605 Jefferson Trail, Inver Grove Heights, Minnesota. 5
10.10Lease dated June 21, 1994 between Medicine Lake Properties of
	Plymouth and Surgidyne, Inc. for office and warehouse space located at 9909 South Shore Drive, Minneapolis, Minnesota. 6
10.11Purchase and sale of Assets and Restated Manufacturing Agreements
	dated August 24, 1993 with Baxter Healthcare Corporation. 7 10.12Promissory note dated June 14, 1994 between Robert D, Furst, Jr.
	and Surgidyne, Inc. 8
1 Incorporated by reference to Exhibits filed with Registrants' 1987
	Form 10-K under the Securities and Exchange Act of 1934, file
	#33-130583C.
2 Incorporated by reference to Exhibits filed with Registrants' 1988
	Form 10-K under the Securities and Exchange Act of 1934, file
	#33-130583C.
3 Incorporated by reference to Exhibits filed with Registrants' 1989
	Form 10-K under the Securities and Exchange Act of 1934, file
	#33-130583C.
4 Incorporated by reference to Exhibits filed with Registrants' 1990
	Form 10-K under the Securities and Exchange Act of 1934, file
	#33-130583C.
5 Incorporated by reference to Exhibits filed with Registrants' 1991
	Form 10-K under the Securities and Exchange Act of 1934, file
	#33-130583C.
6 Incorporated by reference to Exhibits file with Registrants' Form
	10-QSB for the quarter ended June 25, 1994 under the Securities and Exchange Act of 1934, file #33-13058-C.
7 Incorporated by reference to Exhibits file with Registrants' Form
	10-QSB for the quarter ended September 24, 1994 under the Securities and Exchange Act of 1923, file #33-13058-C.
8 Incorporated by reference to Exhibits file with Registrants' Form
	10-QSB for the quarter ended June 30, 1994 under the Securities and Exchange Act of 1934, file #33-13058-C.

B. Reports on Form 8-K.
	No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGIDYNE, INC.
(Registrant)


/s/ Vance D. Fiegel    		March 31, 2001
By: Vance D. Fiegel
President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles B. McNeil		March 31, 2001
By: Charles B. McNeil
Executive Vice President, Treasurer and Director


/s/ Theodore A. Johnson	March 31, 2001
Theodore A. Johnson
Chief Executive Officer and Chairman of the Board of Directors


/s/ David B. Kaysen		March 31, 2001
By: David B. Kaysen
Director


/s/ Arthur W. Schwalm		March 31, 2001
Arthur W. Schwalm
Director


/s/William F. Gearhart		March 31, 2001
By: William F. Gearhart
Secretary and Director


/s/ David R. Knighton		March 31, 2001
By: David R. Knighton
Director