Form 10QSB
period 2001-03-31
SURGIDYNE INC
filed 2001-05-14
CIK 745788

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549

                  FORM 10-QSB

(Mark One)
  X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


      For the Quarterly Period Ended March 31, 2001
_____  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE 				EXCHANGE ACT.

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




Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter periods that the
registrant was required to file such reports), and  (2) has
been subject to such filing requirements for the past 90
days.         X   YES     ______NO

7,447,085 shares of Common Stock, no par value, outstanding
                 at March 31, 2001

Transitional Small Business Disclosure Format.
            ____YES    X   NO











                 PART I  -  FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS

                      SURGIDYNE, INC.


CONTENTS                                             PAGE


FINANCIAL STATEMENTS

	Balance sheets                                  3
	Statements of operations                        5
	Statements of cash flows                        6
      Notes to financial statements                   7







































SURGIDYNE, INC.
BALANCE SHEETS

                                    March 31,    December 31,
                                 2001(unaudited)   2000

ASSETS

Current Assets
    Cash                         $    46,866     $   33,924
    Accounts receivable, less
      allowance for doubtful
      accounts of $4,200              38,381         31,002
    Inventories (Note 2)             135,104        160,687
    Prepaid expenses (Note 5)         27,407         50,548
       Total current assets          247,758        276,161


Furniture and Equipment,
      at cost (Note 3)               353,917        353,917
     Less accumulated depreciation
      and amortization               329,880        328,673
        Total furniture and equipment 24,037         25,244
Other Assets
     Patents and trademarks, net
      of accumulated amortization
      of  $19,020 in 2001 and
      $18,774 in 2000                  4,365          4,611
     Deposits                          3,529          3,529
         Total other assets            7,894          8,140

           Total assets           $  279,688     $  309,545


See Notes to Financial Statements.























SURGIDYNE, INC.
BALANCE SHEETS (continued)

                                    March 31,     December 31,
                               2001 (unaudited)      2000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Current maturities of capital
     Lease                         $   4,692      $   4,590
    Notes payable to officers
     and directors                     8,474          8,474
    12% demand note payable           11,646         11,646
    Non-interest bearing demand
     note payable                     35,546         35,546
    Accounts payable                  45,806         33,582
    Accrued expenses                  60,985         53,972
         Total current liabilities   167,149        147,810


Capital lease obligation, less
      current maturities               9,294         10,504


Stockholders' Equity
    Series A Preferred stock,
     authorized 1,600,000 shares;
     $400,000 liquidation preference,
     1,600,000 shares Issued and
     outstanding                     400,000        400,000
    Common stock, no par value;
     authorized 18,400,000 shares;
     Issued and outstanding
     7,447,085 shares              4,606,266      4,606,266
    Accumulated deficit           (4,903,021)    (4,855,035)
         Total stockholders' equity  103,245        151,231

         Total liabilities and
           stockholders' equity  $   279,688    $   309,545


See Notes to Financial Statements















SURGIDYNE, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

                                  March 31,       March 31,
Three Months Ended                  2001            2000

Net sales                         $  130,064   $  118,215

Cost of goods sold                    93,828       92,218
     Gross profit                     36,236       25,997

Operating expenses
    Research and development           3,548        2,889
    Sales and marketing                9,333        7,733
    General and administrative        70,203       51,178
        Total operating expenses      83,084       61,800

           Operating loss            (46,848)     (35,803)

Other Income (expense)
    Interest income                       14          741
    Interest expense                  (1,185)      (1,101)
    Other                                 32           -

       Net loss                   $  (47,987)  $  (36,163)

       Basic and diluted
        loss per common share     $     0.01)  $    (0.01)

       Weighted average common
        shares outstanding-basic   7,447,085    7,017,085

       Weighted average common
        shares outstanding-diluted 7,447,085    7,017,085


See Notes to Financial Statements


















SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                       March 31,     March 31,
Three Months Ended                       2001           2000


Cash Flows from Operating Activities
    Net loss                       $  (47,987)    $  (36,163)
    Adjustments to reconcile net
	loss to net
     Cash provided by operating activities:
        Depreciation and amortization   1,454          1,481
        Amortization of prepaid
          consulting expenses          23,181            -
        Changes in assets and liabilities:
           Accounts receivable         (7,379)        25,303
           Inventories                 25,584         (7,575)
           Prepaid expenses               (39)        11,588
           Accounts payable and
             Accrued expenses          19,237         16,235
       Net cash provided by
          operating activities         14,051         10,869


Cash Flows from Financing Activities
   Payments on capital lease
     Obligation                        (1,109)        (1,216)
       Net cash used in financing
          Activities                   (1,109)        (1,216)
       Increase in cash                12,942          9,653

Cash:
  Beginning                            33,924         70,090
  Ending                           $   46,866     $   79,743


Supplemental Disclosures of Cash Flow Information
  Cash payments for interest       $      623     $      498
Supplemental Disclosures of Non-cash
    Investing and Financing Activities
  Equipment acquired under capital
    Lease                          $      -       $   19,491


See Notes to Financial Statements











SURGIDYNE, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

Note. 1	Financial Statements

The Balance Sheet as of March 31, 2001, the Statements of
Operations for the three-month periods ended March 31, 2001 and March 31, 2000, and the Statements of Cash Flows for the three-month periods ended March 31, 2001 and March 31, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at March 31, 2001;
the results of operations for the three month periods ended March 31, 2001 and March 31, 2000 and the statements of cash flows for the three month periods ended March 31, 2001 and March 31, 2000 have been made. The Balance Sheet at December 31, 2000 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of future financial conditions or operating results. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes there to included in the Company's form 10-KSB for the year ended December 31, 2000.

Note 2.	Inventories

Inventories consisted of the following:
                             March 31,  December 31,
                               2001         2000
Component parts and
    Subassemblies          $  78,259    $  75,780
Work in process               23,904       17,687
Finished goods                42,941       77,290
Less obsolescence reserve    (10,000)     (10,000)

                           $ 135,104    $ 160,687

Note 3. 	Furniture and Equipment

Furniture and equipment consisted of the following:

                            March 31,    December 31,
                               2001         2000
Furniture, fixtures and
    Equipment             $  251,735     $  251,735
Tooling and molds            102,182        102,182
                          $  353,917     $  353,917






Note. 4	Net Earnings (Loss) Per Share

Because the Company has incurred a loss in all periods presented, the inclusion of potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect. Therefore, Basic and Diluted loss per share amounts are the same for such periods.

Note 5.  Consulting Agreement

On June 2, 2000, the Company retained Equity Securities
Investments, Inc. (the Consultant) to advise and assist the Company in evaluating strategic opportunities including a possible sale or merger. However, there can be no assurance that these activities will result in a proposal acceptable to the Company or that any transaction will be completed.

The consulting agreement has a term of one year and provides the Consultant with a warrant to purchase
600,000 shares of Company common stock at a price of $0.17 per share. The Company valued this warrant using the Black-Scholes pricing model, which resulted in a value of approximately $93,000. The expense is being recognized over the term of the agreement and $23,181 is reflected as an operating expense for the three-month period ending March 31, 2001.





ITEM 2. Management's Discussion and Analysis or Plan of Operations

Results of Operations - 2001 compared to 2000

Sales.  Sales for the first three months of fiscal
2001 were $130,064, compared to $118,215 in fiscal
2000, an increase of approximately 10%. This increase was primarily related to an increase in sales volume.

Gross Profit. Gross profit expressed as a percentage of sales increased from approximately 22% for the first three months of 2000 to approximately 28% for the same period in 2001 due primarily to a change in the mix of products sold during this period.

Operating Expenses. Operating expenses increased from $61,800 for the three-month period ended March
31, 2001 to $83,084 for the same period in 2000.
This increase was primarily the result of the amortization expense of $23,181 for the consulting agreement signed in June of 2000 (See Note 5). This amortization expense offset a slight decrease in other operating expenses.

Liquidity and Capital Resources

At March 31, 2001 the Company had working capital of $84,326 compared to $128,351 at December 31, 2000.

The cash flows provided by operating activities for the first three months of 2001 were $14,051.

The ability of the Company to continue as a going concern and it's short-term liquidity is dependent upon obtaining additional debt and/or equity financing to fund future development and operations.
The Company plans to add additional products in order to offer a more complete and competitive line. These products will be manufactured for the Company on an OEM basis without incurring any capital or development costs on the part of the Company.
Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volume that generates profitable operations.
Increased sales volumes in 2001 depend largely on increased business from contract manufacturing and increased sales from existing and new products.

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


(b) Reports on Form 8-K

No reports on Form 8-K were filled during the three month period ended March 31, 2001.


               -----------------------

                   SIGNATURES

In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SURGIDYNE, INC.
  (Registrant)



Date:  May 02, 2001         /s/ Vance D. Fiegel
                            By: Vance D. Fiegel
                            President and Principal
                             Accounting Officer