Form 10QSB
period 2001-06-30
SURGIDYNE INC
filed 2001-08-03
CIK 745788

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                       FORM 10-QSB

(Mark One)
  X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 2001
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHANGE ACT.

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

7,447,085 shares of Common Stock, no par value, outstanding at June 30, 2001

Transitional Small Business Disclosure Format.
          YES        X     NO









        PART I  -  FINANCIAL INFORMATION



ITEM  1.	FINANCIAL STATEMENTS


SURGIDYNE, INC.


CONTENTS                               PAGE


FINANCIAL STATEMENTS

      Balance sheets                    3
      Statements of operations          5
      Statements of cash flows          6
      Notes to financial statements     7








































SURGIDYNE, INC.
BALANCE SHEETS


                            June 30,   December 31,
                      2001 (unaudited)    2000
ASSETS

Current Assets
   Cash                   $  21,595       $33,924
   Accounts receivable,
    less allowance for
    doubtful accounts of
    $4,200                   39,368        31,002
   Inventories (Note 2)     126,816       160,687
   Prepaid expenses (Note 5) 17,621        50,548
     Total current assets   205,400       276,161


Furniture and Equipment,
  at cost (Note 3)          353,917       353,917
   Less accumulated
    depreciation and
    amortization            331,088       328,673
      Total furniture and
        Equipment            22,829        25,244


Other Assets
   Patents and trademarks,
    net of accumulated
    amortization of
    $19,266 in 2001
    and $18,774 in 2000       4,119         4,611
   Deposits                   3,529         3,529
      Total other assets      7,648         8,140


Total assets             $  235,877    $  309,545


See Notes to Financial Statements.













SURGIDYNE, INC.
BALANCE SHEETS (continued)


                           June 30,     December 31,
                      2001 (unaudited)    2000
LIABILITIES AND
 STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities
   of capital lease      $    4,382     $    4,590
  Notes payable to
    officers and directors    8,474          8,474
  12% demand note payable    11,646         11,646
  Non-interest bearing
   demand note payable       30,000         35,546
    Accounts payable         43,877         33,582
    Accrued expenses         58,669         53,972
     Total current
        Liabilities         157,048        147,810

   Capital lease obligation,
    less current maturities   8,470         10,504


Stockholders' Equity
   Series A Preferred stock,
    authorized 1,600,000
    shares; $400,000
    liquidation preference,
    1,600,000 shares
    Issued and outstanding  400,000        400,000
   Common stock, no par
    value; authorized
    18,400,000 shares;
    Issued and outstanding
    7,447,085 shares      4,606,266      4,606,266
   Accumulated deficit   (4,935,907)    (4,855,035)
     Total stockholders'
      Equity                 70,359        151,231

        Total liabilities
         and stockholders'
         equity         $   235,877    $   309,545



See Notes to Financial Statements








SURGIDYNE, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)


                Three months ended  Six months ended
                June 30   June 30   June 30   June 30
                 2001       2000      2001      2000

Net sales     $  96,036  $  125,823 $  226,099 $  244,038

Cost of
 goods sold         71,804     84,026    165,632    176,245
  Gross profit      24,232     41,797     60,467     67,793

Operating expenses
 Research and
  Development        3,414      2,829      6,962      5,719
 Sales and
  Marketing          7,981      9,822     17,315     17,556
 General and
  Administrative    45,068     46,827    115,271     98,002
   Total operating
     Expenses       56,463     59,478    139,548    121,277


  Operating loss   (32,231)   (17,681)   (79,081)   (52,984)


Other Income(expense)
   Interest income      12        417         26      1,158
   Interest expense (1,322)    (1,518)    (2,507)    (2,619)
    Other              658         -         690        -


      Net loss  $  (32,883)$  (18,782)$  (80,872)$  (54,945)


      Basic and diluted (loss)
       per common
       share          0.00      0.00      (0.01)     0.00


      Weighted average common
       Shares outstanding-
       Basic      7,447,085  7,017,085  7,447,085  7,017,085

See Notes to Financial Statements










SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                Six months ended
                          June 30, 2001    June 30, 2000


Cash Flows from Operating Activities
   Net loss                  $  (80,872)    $  (54,945)
   Adjustments to reconcile
   (loss)to net
     Cash used in operating
      activities:
       Depreciation and
        Amortization              2,907         2,877
       Amortization of
        prepaid consulting
        expenses                 38,635         7,727
       Changes in assets
        and liabilities:
          Accounts receivable   (8,366)        (2,610)
          Inventories           33,871           (693)
          Prepaid expenses      (5,708)        14,621
          Accounts payable and
           accrued expenses     14,992         (8,992)
       Net cash used in
        operating activities    (4,541)       (42,015)


Cash Flows from Financing Activities
   Payments on capital lease
    obligation                  (2,242)        (2,260)
   Payments on notes payable    (5,546)        (1,526)
      Net cash used in financing
        activities              (7,787)        (3,786)
      Decrease in cash         (12,329)       (45,801)

Cash:
   Beginning                    33,924         70,090
   Ending                   $   21,595     $   24,289


Supplemental Disclosures of Cash Flow Information
   Cash payments for interest$   1,383     $      640
   Equipment acquired under
    capital lease            $     -       $   19,491
   Warrant issued for
    consulting services
    (Note 5)                 $     -       $   92,724




See Notes to Financial Statements




SURGIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1.	Financial Statements

The Balance Sheet as of June 30, 2001, the
Statement of Operations for the three and six month periods ended June 30, 2001 and June 30,
2000, and the Statement of Cash Flows for the six month periods ended June 30, 2001 and June 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at June 30, 2001;
the results of operations for the three and six month periods ended June 30, 2001 and June
30, 2000 and the statement of cash flows for the six month periods ended June 30, 2001 and June 30, 2000 have been made. The Balance
Sheet at December 31, 2000 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of future financial conditions or operating results. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes there to included in the Company's form 10-KSB for the year ended December 31, 2000.

Note 2.	Inventories

Inventories consisted of the following:

                       June 30,     December 31,
                        2001          2000
Component parts and
    Subassemblies    $ 62,009     $   75,780
Work in process         9,801         17,617
Finished goods         65,006         77,290
Less obsolescence
   reserve            (10,000)       (10,000)

                     $126,816      $ 160,687








Note 3. 	Furniture and Equipment

Furniture and equipment consisted of the following:

                      June 30,      December 31,
                        2001          2000
Furniture, fixtures and
    Equipment      $  251,735      $  251,735
Tooling and molds     102,182         102,182
                   $  353,917      $  353,917

Note 4.	Basic and Diluted Income (Loss) Per
            Share

Because the Company has incurred a loss in all periods presented, the inclusion of potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect.
Therefore, Basic and Diluted loss per share amounts are the same for all periods presented.

Note 5.   Consulting Agreement

On June 2, 2000, the Company retained Equity
Securities Investments, Inc. (the Consultant) to advise and assist the Company in evaluating strategic opportunities including a possible sale or merger. However, there can be no assurance that these activities will result in a proposal acceptable to the Company or that any transaction will be completed.

The consulting agreement had a term of one year and provided the Consultant with a warrant to purchase 600,000 shares of Company common stock at a price of $0.17 per share. The Company valued this warrant using the Black-Scholes pricing model, which resulted in a value of approximately
$93,000. The expense was recognized over the term of the agreement, which expired in the current quarter, and approximately $16,000 and 38,600 has been reflected as an operating expense for the three and six-month periods ended June 30, 2001.

Note 6. Recently Issued Accounting Standards:

In June 1998, the Financial Accounting Standards
Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The
Company has determined there is no effect of implementing SFAS No. 133 on its financial position or the results of its operations.

In June 2001, the Financial Accounting Standards
Board finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible
Assets. These pronouncements provide that business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather that amortized. The Company does not believe the adoption of these pronouncements will have a material effect on its financial position or results of operations.


ITEM 2.     Management's Discussion and Analysis
                  or Plan of Operations

Results of Operations - 2001 compared to 2000

Sales.  Sales for the first six months of fiscal
2001 were $226,099 compared to $244,038 in fiscal
2000, a decrease of approximately 7%. Sales for the three months ended June 30, 2001 were $96,036 compared to $125,826 in the same period of 2000, a decrease of approximately 24%.

Gross Profit. Gross profit expressed as a percentage of sales remained relatively consistent for the first six months of 2000 and 2001 at approximately 27%. Gross profit in dollars fell in the second quarter as a result of the lower sales volume.

Operating Expenses. Operating expenses increased from $121,277 for the six-month period ended
June 30, 2000 to $139,548 for the same period in 2001. This increase was primarily the result of the amortization expense of approximately $39,000 for the consulting agreement signed in June of 2000 (See Note 5). This amortization expense more than offset a decrease in other operating expenses.

Liquidity and Capital Resources

At June 30, 2001 the Company had working capital of $48,352 compared to $128,351 at December 31, 2000.

Net cash used in operating activities for the six months ended June 30, 2001 was $4,541, consisting of a net loss of $80,872, adjusted for non-cash items of depreciation, amortization and warrant expense totaling $41,452, plus a net positive change in working capital components of $34,789.

The ability of the Company to continue as a going concern and it's short-term liquidity is dependent upon obtaining additional debt and/or equity financing to fund future development and operations.
The Company plans to add additional products in order to offer a more complete and competitive line. These products will be manufactured for the Company on an OEM basis without incurring any capital or development costs on the part of the Company. Long-term liquidity is dependent upon the attainment of the short-term factors discussed above and greater sales volume that generates profitable operations. Any increased sales volumes will depend largely on increased business from contract manufacturing and increased sales from existing and new products.

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

No reports on Form 8-K were filled during the three month period ended June 30, 2001.



        -----------------------



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SURGIDYNE, INC.
   (Registrant)


Date:  August 3, 2001


/s/ Vance D. Fiegel
By: Vance D. Fiegel
President and Principal Accounting Officer