Form 10QSB
period 2001-09-30
SURGIDYNE INC
filed 2001-11-14
CIK 745788

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				FORM 10-QSB

(Mark One)
  X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 2001
       	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

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

7,447,085 shares of Common Stock, no par value, outstanding at
		September 30, 2001

Transitional Small Business Disclosure Format.     YES     X   NO

		PART I  -  FINANCIAL INFORMATION



ITEM  1.	FINANCIAL STATEMENTS


			SURGIDYNE, INC.



CONTENTS 						PAGE


FINANCIAL STATEMENTS

	Balance sheets					3
	Statements of operations			5
	Statements of cash flows			6
	Notes to financial statements			7

SURGIDYNE, INC.
BALANCE SHEETS

				September 30,		December 31,
				2001 (unaudited)	2000
ASSETS

Current Assets
  Cash		    	 	 $    7,367		$  33,924
  Accounts receivable, less
    allowance for doubtful
    accounts of $4,200  	     65,759		   31,002
  Inventories (Note 2)  	     89,664               160,687
  Prepaid expenses (Note 5)          13,062		   50,548
       Total current assets         175,852               276,161


Furniture and Equipment,
    at cost (Note 3)	            353,917		  353,917
  Less accumulated depreciation
    and amortization		    332,295		  328,673
       Total furniture and equipment 21,622    		   25,244

Other Assets

Patents and trademarks,
   net of accumulated amortization
    of $19,512 in 2001 and $18,547
    in 2000			     3,873		   4,611
    Deposits			     3,529		   3,529
        Total other assets           7,402		   8,140

           Total assets 	$  204,876  	      $  309,545

See Notes to Financial Statements.

SURGIDYNE, INC.
BALANCE SHEETS (continued)

				September 30,		December 31,
				2001 (unaudited)	2000
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current Maturities of
    Capital Lease		  $    4,907		$    4,590
  Notes payable to officers
    and directors	               8,474	             8,474
  12% demand note payable	      11,646		    11,646
  Non-interest bearing
     demand note payable	      30,000		    35,546
  Accounts payable		      50,041		    33,582
  Accrued expenses		      58,076		    53,972
     Total current liabilities       163,144		   147,810


Capital lease obligation,
    less current maturities            6,786                10,504

Stockholders' Equity
  Series A Preferred stock,
    authorized 1,600,000 shares;
    $400,000 liquidation preference,
    1,600,000 shares Issued
    and outstanding		     400,000		   400,000
  Common stock, no par value;
    authorized 18,400,000 shares;
    Issued and outstanding
    7,447,085			   4,606,266		 4,606,266
    Accumulated deficit	          (4,971,320)		(4,855,035)

      Total stockholders' equity      34,946		   151,231

         Total liabilities and
          stockholders' equity   $   204,876	       $   309,545

See Notes to Financial Statements

SURGIDYNE, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

			Three months ended	    Nine months ended
		September 30	September 30	September 30	September 30
		   2001		   2000		    2001	   2000
Net sales	$ 121,156	$ 100,889	$  347,256	$ 344,927

Cost of goods
 sold	  	  108,926  	   95,031    	   274,558	  271,276
  Gross profit     12,230	    5,858 	    72,698 	   73,651

Operating expenses
  Research and
   development	    3,224	    2,823	    10,185	    8,541
  Sales and
   marketing	    8,534	    8,825	    25,849	   25,307
  General and
   administrative  34,737  	   59,768	   150,008	  158,845
  Total operating
    expenses       46,495	   71,416	   186,042	  192,693


   Operating loss (34,265)        (65,558)        (113,344)      (119,042)


Other Income (expense)
  Interest income      11	       97		37	    1,255
  Interest expense (1,199)         (1,334)	    (3,709)	   (3,953)
  Other	               39	       20	       730	       20

   Net loss    $  (35,414)     $  (66,775)      $ (116,286)   $  (121,720)


   Basic and
    diluted income
    (loss) per
    common share $   0.00        $   0.01        $   (0.02)     $   (0.02)

   Weighted average
    common shares
    outstanding-
    basic	7,447,085	7,017,085        7,447,085	7,017,085

   Weighted average
    common shares
    outstanding-
    diluted	7,447,085	7,017,085	 7,447,085	7,017,085

See Notes to Financial Statements

SURGIDYNE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

					    Nine months ended
			    September 30, 2001		September 30, 2000
Cash Flows from Operating Activities

  Net loss			$ (116,286)		$  (121,721)
  Adjustments to reconcile
    net loss to net
   Cash used in operating
     activities:
    Depreciation and
      amortization		     4,360		      4,273
    Amortization of prepaid
      consulting expenses	    38,636		     30,908
    Changes in assets and
      liabilities:
      (Increase) decrease in:
       Accounts receivable	   (34,757)		     23,936
       Inventories		    71,023		      4,728
       Prepaid expenses		    (1,149) 		     17,782
      Increase (decrease) in:
        Accounts payable and
	 accrued expenses	    20,563		     (2,805)
      Net cash used in operating
        activities		   (17,610) 		    (42,899)

Cash Flows from Financing Activities
  Payments on capital lease
    obligation			    (3,401)		     (3,329)
    Payments on notes payable	    (5,546)		     (1,526)
      Net cash used in financing
        activities		    (8,947)		     (4,855)
      Decrease in cash		   (26,557)		    (47,754)

Cash:
  Beginning			    33,924 		     70,090
  Ending			$    7,367		 $   22,336

Supplemental Disclosures
   of Cash Flow Information
  Cash payments for interest    $    7,011                    1,309
  Equipment acquired under
    capital lease		$     -	                  $  19,491
  Warrant issued for
    consulting services (Note 5)$     -			  $  92,724


See Notes to Financial Statements

SURGIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)


Note 1.	Financial Statements

The Balance Sheet as of September 30, 2001, the Statement of Operations for the three and nine month periods ended September 30, 2001 and September 30, 2000, and the Statement of Cash
Flows for the nine month periods ended September 30, 2001 and September 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at September 30, 2001; the results of operations for the three and nine month periods ended September 30, 2001 and September 30, 2000 and the statement of cash flows for the nine month periods ended September 30, 2001 and September 30, 2000 have been made.
The Balance Sheet at December 31, 2000 has been taken from the audited financial statements at that date. Results of operations for the interim periods are not necessarily indicative of future financial conditions or operating results. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes there to included in the Company's form 10-KSB for the year ended December 31, 2000.

Note 2.	Inventories
Inventories consisted of the following:

		   September 30,	December 31,
		      2001		  2000
Component parts and
  subassemblies      $ 31,882		$ 75,780
Work in process	       13,283		  17,617
Finished goods	       54,499		  77,290
Less obsolescence
  reserve	      (10,000)		 (10,000)

		     $ 89,664		$160,687

Note 3. 	Furniture and Equipment
Furniture and equipment consisted of the following:

<CAPTIOM>
		   September 30,	December 31,
		      2001		   2000
Furniture, fixtures
and equipment	     $  252,235		$  252,235
Tooling and molds       101,152		   101,152
		     $  353,917		$  353,917

Note 4.	Basic and Diluted Income (Loss) Per Share

Because the Company has incurred a loss in all periods presented the inclusion of potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect. Therefore, Basic and Diluted loss per share amounts are the same all periods presented.

Note 5.   Consulting Agreement

On June 2, 2000, the Company retained Equity Securities
Investments, Inc. (the Consultant) to advise and assist the Company in evaluating strategic opportunities including a possible sale or merger. However, there can be no assurance that these activities will result in a proposal acceptable to the Company or that any transaction will be completed.

The consulting agreement had a term of one year and provided the Consultant with a warrant to purchase
600,000 shares of Company common stock at a price of $0.17 per share. The warrant issued was fully exercisable and vested on the date of issuance. The Company valued this warrant using the Black-Scholes pricing model, which resulted in a value of approximately $93,000.
The expense was recognized over the term of the agreement, which expired in June 2001, and approximately
$38,600 has been reflected as an operating expense for the nine-month period ended September 30, 2001.

Note 6. Recently Issued Accounting Standards

In July 2001 FAS 141, Business Combinations, and FAS 142
Goodwill and Other Intangible Assets, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January
1, 2002. The Company does not believe that the adoption of these pronouncements will have a material effect on its financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

In September 2001, the FASB issued Statement 143, Asset
Retirement Obligations. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The
Statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This
Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.
The Statement will be effective for the Company's fiscal year ending December 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Note 7. Liquidity

During the nine months ended September 30, 2001, the Company's working capital fell to $12,708, a reduction of over $115,000. During the same period, the Company sustained a net loss of approximately $116,000.
During the past year the Company has been attempting to find a suitable merger partner. However, during the quarter ended September 30, 2001, it became increasingly clear to management that the best, if not only, opportunity for the Company to pay off its creditors and maintain its corporate structure is to affect an outright sale of its operating assets. The
Company has negotiated what management believes to be a fair offer from another medical products company.
A purchase agreement has been signed by both parties, subject to shareholder approval, to sell substantially all of its operating assets to this third party. After the sale, if it occurs, the company estimates it will have enough cash to pay off certain of the liabilities that would not be assumed by the purchaser and after which would be left with a small cash balance. This cash would be used by the Company to maintain its capital structure and seek a business combination or other transaction. The company would be left with no other operating assets and as a result would have no sales or other operating activities. However, there can be no assurance that shareholder approval for the asset sale can be obtained. Accordingly, if such approval is not obtained or if for other reasons the sale does not occur, the company could be forced to curtail operations and or consider filing for bankruptcy. The financial statements do not contain any adjustments that might arise if the Company ceases to be a going concern. See Management's
Discussion and Analysis for further information.

ITEM 2.		Management's Discussion and
              Analysis or Plan of Operations

Results of Operations - 2001 compared to 2000

Sales.  Sales for the first nine months of fiscal year
2001 were $347,256 compared to $344,927 in fiscal 2000.
While international and domestic wound drainage product sales continued their decline, their sales losses were offset by an increase in OEM sales including significant sales to one customer that had not purchased any product for several years. Sales for the three months ended
September 2001 were $121,156 compared to $100,889 for three months ended September 30, 2000. Fifty percent of this increase was due to sales to this same OEM customer, with the balance being due to modest increases in international sales being partially offset by sales losses in domestic sales. There can be no assurance that OEM sales will continue at their current level.

Gross Profit. Gross profit, expressed as a percentage of sales, for the nine months ended September 2001 were comparable to the gross profits for the first nine months of 2000. While gross profits for the three month period ended September 30 2001 were higher than the gross profits for the same period of 2000, they were still only about 50% of average for recent years. The overall low margins are primarily attributed to the low through put in production, combined with higher purchase prices, which are the result of continued low levels of sales of the wound drainage devices.

Operating Expenses. Operating expenses remained essentially flat at $186,042 for the nine-month period ended September 30, 2001 versus $192,693 for the same period in 2000. The operating expenses for the three months ended September 2001 were $46,495 compared to $71,414 for the same period in 2000. This reduction of $24,921 is primarily due to the expiration of the monthly expense of $7782 for the amortization of the consulting agreement signed in June 2000 and ended June 2001.
(See Note 5)

Liquidity and Capital Resources

At September 30, 2001 the Company had working capital of $12,708 compared to $128,251 at December 31, 2000.

The net cash used in operating activities for the first nine months of 2001 was $17,611, primarily due to the net loss of $116,286, which was partially offset by depreciation and amortization of $42,995 and a net positive change in working capital components of $55,680. This positive change in working capital components for cash flow purposes is primarily the result of a reduction in inventory along with an increase in accounts payable.

During the past year the Company has been attempting to find a suitable merger candidate or buyer. However, during the quarter ended September 30, 2001, it became increasingly clear to management that the best, if not only, opportunity for the Company to pay off its creditors and maintain its corporate structure is to affect an outright sale of its operating assets.
During this period, the Company had what it believes to be a fair offer for purchase of the operating assets of the Company by another medical products company. The Company is preparing to obtain shareholder approval to sell substantially all its operating assets to a third party. However, there can be no assurance that shareholder approval for the asset sale can be obtained. Accordingly, if such approval is not obtained or if for other reasons the sale does not occur, the company could be forced to curtail operations and or consider filing for bankruptcy.

Consulting Agreement: As stated in Note 5 of the interim financial statements, on June 2, 2000, the Company retained Equity Securities Investments,
Inc. (the Consultant) to advise and assist the Company in evaluating strategic opportunities including a possible sale or merger. The agreement with the Consultant has not been terminated. However, in the past 18 months, the Consultant has not been able to identify any acceptable potential merger candidates or potential buyers for the Company.

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


(b) Reports on Form 8-K

No reports on Form 8-K were filled during the three month period ended September 30, 2001.



           -----------------------



                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SURGIDYNE, INC.
   (Registrant)



Date:  November 13, 2001  	/s/ Theodore Johnson
				By: Theodore Johnson
				chairman of the Board