Form 10KSB/A
period 2000-12-31
SURGIDYNE INC
filed 2001-11-15
CIK 745788

SECURITIES AND EXCHANGE COMMISSION
			Washington, D. C. 20549
				FORM 10-KSB
(Mark One)
   [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
	   EXCHANGE ACT OF 1934 For the Fiscal Year Ended December
	   31, 2000
   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
	   EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
		[X]   YES   [ ]  NO

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



				Bid PriceRange
			2000			1999
Fiscal Period	High		Low	High		Low
First Quarter	$.51		$.16	$.15		$.07
Second Quarter	.53		.13	.25		.19
Third Quarter	.53		.18	.50		.24
Fourth Quarter	.30		.07	.38		.22

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



					McGLADREY & PULLEN,LLP


Minneapolis, Minnesota
March 1, 2001

SURGIDYNE INC.
BALANCE SHEETS

					December 31,		December 31,
					2000			1999
ASSETS
Current Assets				$33,924			$70,090
Accounts Receivable less allowance for
	 doubtful accounts of $4,200	31,002			50,667
Inventories (Note 3)			160,687			182,310
Prepaid Expenses			11,913			26,317
Prepaid Consulting Expense		38,635			-
	Total Current Assets		276,161			329,384

Furniture and Equipment at cost
	(Notes 4 and 9)			353,917			333,396
Less accumulated depreciation
	And amortization		328,673			323,759
Total Furniture and Equipment		25,244			9,637

Other Assets
Patents and trademarks, net of
	accumulated amortization of
	$18,773 in 2000 and  $17,980
	in 1999				4,611			3,860
Deposits				3,529			3,529
Total other assets			8,140			7,389

Total assets				$309,545		$346,410

LIABILITIES AND STOCKHOLDERS' EQUITY

					December 31,		December 31,
					2000			1999
Current Liabilities
   Current maturities of capital lease	$4,590			$-
   Notes payable to officer and
	director (Note 5)		8,474			10,000
    12% demand note payable (Note 5)	11,646			11,646
    Non-interest bearing demand
	note payable (Note 5)		35,546			35,546
    Accounts payable			33,582			45,135
    Accrued liabilities (Note 6)	53,972			55,974
            Total current liabilities	147,810			158,301

Capital lease obligation, less
	current maturities (Note 9)	10,504			-

Stockholders' Equity (Notes 6 and 7)
   Series A Preferred stock, at
	liquidation value,
	authorized 1,600,000
	shares; 1,600,000 shares
        issued and outstanding		400,000			400,000
    Common stock, no par value;
	authorized 18,400,000 shares;
	issued, issuable and
	outstanding; 7,447,085 and
	7,017,085 			4,606,266		4,472,042
    Accumulated deficit			(4,855,035)		(4,683,933)
            Total stockholders' equity	151,231			188,109

Total liabilities and
stockholders' equity			$309,545		$346,410

SURGIDYNE, INC.
STATEMENT OF OPERATIONS

For years ended December 31,		2000			1999
Net sales (Note 10)			$428,040		$633,584
Cost of goods sold (Note 10)		336,364			389,476
	Gross profit			91,675			244,108

Operating expenses
	Research and development	11,873			14,671
	Sales and marketing		34,775			31,199
	General and administrative	212,273			152,841
        Total operating expenses	258,921			198,711

		Operating income (loss)	(167,246)		45,397

Other Income (expense)
	Interest income			1,286			1,604
	Interest expense (Note 5)	(5,180)			(3,250)
	Other				39			-

		Net income (loss)	$(171,102)		$43,751

    Net income attributable to common
	shareholders:
		Net income (loss)	(171,102)		43,751
		Preferred stock dividend-			(19,008)
					(171,102)		24,743

	Basic and diluted income (loss) per
		common share		$(0.02)			$   -

	Weighted average common shares
		outstanding-basic	7,020,833		7,017,085

	Weighted average common shares
		outstanding-diluted	7,020,833		8,743,731

See Notes to Financial Statements

SURGIDYNE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1999 and 2000
			Preferred	Common Stock		Accumulated
			Stock		Shares   	Amount	Deficit	 Total
Balance December
   31, 1998		$400,000	7,017,085	$4,472,042	$(4,708,676) 	$163,366
Dividends on
Preferred Stock		-		-		-		(19,008)	(19,008)
Net Income		-		-		-		43,751	 	43,751
Balance, December
   31, 1999		$400,000	7,017,085	$4,472,042	$(4,683,933) 	$188,109
Issuance of Common
   Stock, (net
     of expenses
     of $1,500)		-		 430,000	41,500		-		 41,500
Issuance of Warrants
   for Services
   (Note 11)		-		-		92,724		-		 92,724
Net Loss		-		-		-		(171,102)	 (171,102)

Balance, December
   31, 2000		$400,000	7,447,085	$4,606,266	$(4,855,035) 	$151,231

See Notes to Financial Statements.

SURGIDYNE, INC.
STATEMENT OF CASHFLOWS

Years Ended December 31,				2000		1999
Cash Flows from Operating Activities

   Net income (loss)					$(171,102)	$43,751
   Adjustments to reconcile net
	income (loss) to net
       Cash provided by (used in)
	  operating activities:
         Depreciation and amortization			5,707		2,887
         Amortization of prepaid
		consulting expenses			54,089		-
    Changes in assets and liabilities:
		Accounts receivable			19,665		31,539
		Inventories				21,623		(10,024)
		Prepaid expenses			14,404		(13,363)
		Accounts payable and
		  accrued expenses			(13,555)	4,236
                Net cash provided by
			(used in) operating
			activities			(69,169)	59,026

Cash Flows from Investing Activities
    Additions to patents and trademarks			(1,544)		-
    Purchase of Furniture and Equipment			(1,030)		-
         Net cash used in investing
		activities				(2,574)		-

Cash Flows from Financing Activities
    Payments on capital lease obligation		(4,397)		-
    Payments on notes payable				(1,526)		-
    Proceeds from issuance of
	common stock					41,500		-
		Net cash provided by
		  financing activities			33,577		-
                Increase (decrease)
			in cash				(36,166)	59,026

Cash:
    Beginning						70,090		11,064
    Ending						$33,924		$70,090

Supplemental Disclosures of Cash
Flow Information

    Cash payments for interest				$3,150		$817
Supplemental Non Cash Investing and
	Financing Activities
    Equipment acquired under
	capital lease					$19,491		-
    Warrant issued for prepaid
	consulting services (Note 5)			$92,724		-

See Notes to Financial Statements.

SURGIDYNE, INC,
NOTES TO FINANCIAL STATEMENTS


Note 1.	Nature of Business and Significant Accounting
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

SURGIDYNE, INC,
NOTES TO FINANCIAL STATEMENTS

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

Note 3.  Inventories

Inventories consisted of the following:

					2000		1999
Component parts and
   subassemblies			$75,780		$81,182
Work-in-Process				17,617		12,235
Finished Goods				77,290		98,893
Less Obsolescence Reserve		(10,000)	(10,000)
					$160,687	$182,310

Note 4.  Furniture and Equipment

Furniture and equipment cost consists of the following:

					2000		1999
Furniture, fixtures
	and equipment			$251,735	$232,244
Tooling and Molds			102,182		101,152
					$353,917	$333,396

Note 5.   Notes Payable

Notes Payable to Related Parties: The Company has short-term notes payable outstanding with a certain officer and director which bear interest at 10%. The principal is due in annual installments limited to 50% of the audited net income each year until paid in full. Related party interest expense was approximately $1,025 for both 2000 and1999.

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

Had compensation expense for the warrants to purchase 480,000 shares of common stock granted to officers/directors in 2000 been determined based on the fair market value at the date the dates of grants in 2000 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been changed to the following pro forma amounts:

						2000
Net loss - as reported				$(171 102)
Net loss - pro forma				$(248,564)
Basic and diluted net loss per share -
     as reported				($.02)
Basic and diluted net loss per share -
     pro forma					($.04)

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
			1,120,000

Of the warrants issued in 2000, 480,000 were issued to Directors/Officers with the remaining being issued pursuant to a consulting agreement. (See Note 11) All outstanding warrants are exercisable as of December 31, 2000 and 1999.

Note 8.   Income Taxes

Deferred tax assets consist of the following:

					2000		1999
Allowance for inventory
  Obsolescence				$ 2,000		$ 2,100
Other					2,000		2,200
Net Operating Loss
  Carry forwards			980,000		1,045,000

Tax credit carry forwards		4,600		18,300
Gross deferred tax assets		988,600		1,067,600
Less valuation allowance		988,600		1,067,600
Net deferred tax assets			$  -		$  -

The Company has federal net operating loss and tax credit carry forwards which are available to reduce taxable income as income taxes payable in future years, subject to potential limitations due to changes in ownership. These carry forwards and credits will expire as follows:

				Net
				Operating		Tax Credit
				Loss Carry-		Carry-
Year				Forwards		Forwards
2001				$819,000		$4,600
2002				1,128,000		-
2003				995,000		   	-
2004				407,000		   	-
2005				144,000		   	-
2006				4,000			-
2007				  -			-
2008				164,000			-
2009				187,000		   	-
2010				21,000		   	-
2011				3,000			-
2012				72,000		   	-
2015				173,000		   	-
				$4,117,000		$4,600

Note. 9   Leases

Operating: The Company leases its office and warehouse facilities under a non-cancelable operating lease. The lease requires monthly payments of $2,828 through November 2001. The Company also leases certain equipment under operating leases. Total rent expense was approximately $38,000 in both 2000 and 1999.

Minimum rental commitments under non-cancelable operating leases as of December 31, 2000:

	Year
	2000			$33,800
	2001			31,000
				$64,800

Capital: The Company leases its computer equipment under a capital lease agreement. As of December 31,2000, the assets capitalized under the capital lease and related accumulated amortization were approximately $19,500 and $4,400 respectively.

Approximate annual future minimum lease payments under the capital lease at December 31, 2000 are as follows:

2001						$5,760
2002						5,760
2003						5,760
Total Minimum lease payments			17,280

Less amount representing interest		2,186
Present value of minimum lease
payments using a discount rate
of 9.0 percent.					15,094
Less: current maturities			(4,590)
Long -term portion			$	10,504

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
		PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
		ACT.


Directors

The following seven persons serve as directors of the Company:

										Director
Name				Age	Position				Since
Charles B. McNeil		71	Director, Executive	 		1982
3115 Maplewood Road			Vice President and
Wayzata, MN 55391			Treasurer

Theodore A. Johnson		60	Chief Executive Officer			1985
825 Southgate Plaza			And Chairman
5001 West 80th Street
Bloomington, MN  55437

David B. Kaysen			51	Director				1988
9909 South Shore Drive
Plymouth, MN 55441

William F. Gearhart		53	Director and Secretary			1984
9909 South Shore Drive
Plymouth, MN 55441

Arthur W. Schwalm		68	Director				1984
9909 South Shore Drive
Plymouth, MN 55441

Vance D. Fiegel			47	President and Director			1995
2460 South Highway 100
St. Louis Park, MN 55416

David R. Knighton, M.D.		52	Director				1994
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

SUMMARY COMPENSATION TABLE

							Long-Term Compensation
				Annual Compensation
						Other			Securities		All
						Annual	Restricted	Underlying		Other
Name and Principal				Compen-	Stock		Options/    LTIP	Compen-
Position		Year	Salary  Bonus	Sation	Award(s)	SARs	    Payoutssation
Charles B. McNeil
(Exec. Vice Pres.)	2000	$46,400	-	$5,000	$  -		-	    $ -		$  -
			1999	$43,284	-	4,800	-		-	      -  	   -
			1998	$35,000	-	4,800	-		-	      -		   -
			1997	$35,000	-	4,800	-		-	      -		   -

* Vance D. Fiegel is employed by the Company part-time, and although Theodore A. Johnson, who is a non-employee of the Company, has the title of CEO, Charles B. McNeil has served in that capacity. Mr.
Johnson does not receive compensation from the Company.

The following table provides information with respect to option/SAR grants for the year ended December 31, 2000.

			Number of
			Securities	% of Total Options/
			Underlying	SARs Granted to
			Options/SARsEmployees in fiscal	Exercise or Base
Name			Granted (#)	Year		Price ($/Sh)	Expiration Date
Charles B. McNeil	-		-		$  -		-

The following table provides information with respect to stock option exercises in fiscal 2000 by the names executive officers and the value of such officers' unexercised options at December
31, 2000.

			Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values
			Shares				Number of
			Acquired			Unexercised Options
			On		Value		At Year-End
Name			Exercise	Realized	Exercisable	Un-Exercisable	Exercisable	Un-Exercisable
Charles B. McNeil	-		$-		-		-		$ -		$  -

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

Name and Address of 			Amount and Nature of
Beneficial Owner			Beneficial Owner		Percent of Class
All Directors and Officers
as a group (7 people in group)		1,702,354<F1>			24.2%

Charity, Inc.
6187 Heather Circle
Fridley, MN  55432			1,126,016<F2>			16.0%

Theodore A. Johnson
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN  55437			522,875<F3>			7.5%

Charles B. McNeil
3115 Maplewood Road
Wayzata, MN 55391			417,838				6.0%

Arthur W. Schwalm
9909 South Shore Drive
Plymouth, MN 55441			356,640				5.1%

David R. Knighton, M.D.
2460 South Highway 100
St. Louis Park, MN 55416		291,000<F4>			4.1%

Vance D. Fiegel
2460 South Highway 100
St. Louis Park, MN 55416		50,000<F5>			0.7%

William F. Gearhart
9909 South Shore Drive
Plymouth, MN 55441			-				0.0%

David B. Kaysen
9909 South Shore Drive
Plymouth, MN 55441			-				0.0%
**********************

<F1>
Includes 185,000 shares issuable pursuant to options and warrants, which are currently exercisable, and 80,000 shares of Series A convertible preferred stock. Also includes 135,000 shares held by EMBRO Corporation, of which Dr. Knighton is and 80% shareholder.
<F2>
Includes 400,000 shares of Series A convertible preferred stock.
<F3>
Includes 60,000 shares of Series A convertible preferred stock. Does not include 27,300 shares held by Minnesota Cooperation Office, of which Mr. Johnson is President.
<F4>
Includes 135,000 shares issuable pursuant to warrants which are currently exercisable and 20,000 shares of Series A convertible preferred stock. Also includes 135,000 shares of common stock held by EMBRO Corporation, of which Dr. Knighton is an 80% shareholder.
<F5>
Represents 50,000 shares issuable pursuant warrants which are currently exercisable. Does not include any portion of the 200,000 shares stock held by EMBRO Corporation, of which Mr.
Fiegel is a 20% shareholder.

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

Name and Address of 			Amount and Nature of
Beneficial Owner			Beneficial Owner	Percent of Class
Charity, Inc
6187 Heather Circle
Fridley, MN 55432			400,000			25.0%

Samuel M. Joy
828 Ridge Place
Medota Heights, MN  55118		140,000			8.8%

Dr. Demetre Nicoloff
C/o National City Bank
Account number 50-1580-04
75 South Fifth Street
Minneapolis, MN  55402			120,000			7.5%

Eugene T. and Joan L. Plitt
S76 West 12816 Cambridge Court
Muskego, WI  53150			100,000			6.3%

John M. Metcalfe
6565 Word Parkway
Melbourne Village, FL  32904-3636	80,000			5.0%

Dr. Melvin P. Bubrick
5712 Long Brake Trail
Edina, MN  55345			80,000<F1>		5.0%

Theodore A. Johnson
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN  55437			60,000			3.8%

David R. Knighton, M.D.
2460 South Highway 100
St. Louis Park, MN 55416		20,000			1.3%

All Directors and Officers
as a group				80,000			5.0%
***********************

<F1
Includes 40,000 shares held in trust in the names of Dr. Bubrick's children.

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
	and Surgidyne, Inc. for the office and warehouse space located at 9600 West 76th Street, Eden Prairie, Minnesota, as amended. 1
10.2 Lease dated January 30, 1989 between Medical Incorporated and Surgidyne, Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver Grove Heights, Minnesota. 2
10.3  1984 Stock Option Plan. 1
10.4 1986 Stock Option Plan. 1
10.5 Selling Agency Agreement dated October 12, 1988 between
	Surgidyne, Inc. and Samuel M. Joy. 2
10.6 Employment Agreement dated September 11, 1989 between Surgidyne, Inc. and Thomas J. McEvoy. 3
10.7 Lease dated August 1, 1990 between Omnicor, Inc. and Sugidyne,
	Inc. for the office and warehouse space located at 9605 West Jefferson Trail, Inver Grove Heights, Minnesota. 4
10.8 Development and license agreement and Manufacturing Agreement dated October 09, 1990 with Baxter Healthcare Corporation. 4
10.9 Lease dated August 01, 1991 between Omnicor, Inc. and Surgidyne, Inc. for office and warehouse space located at 9605 Jefferson Trail, Inver Grove Heights, Minnesota. 5
10.10 Lease dated June 21, 1994 between Medicine Lake Properties of Plymouth and Surgidyne, Inc. for office and warehouse space located at 9909 South Shore Drive, Minneapolis, Minnesota. 6
10.11 Purchase and sale of Assets and Restated Manufacturing Agreements dated August 24, 1993 with Baxter Healthcare Corporation. 7
10.12 Promissory note dated June 14, 1994 between Robert D, Furst, Jr. and Surgidyne, Inc. 8


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