Form 10KSB
period 2001-12-31
SURGIDYNE INC
filed 2002-04-15
CIK 745788

SECURITIES AND EXCHANGE COMMISSION
		     Washington, D. C. 20549
			  FORM 10-KSB

(Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2001
  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

		Commission File Number: 33-13058-C

			SURG II, INC.
	(Name of small business issuer in its charter)


	Minnesota		      825 Southgate Plaza, 5001 W. 80th Street
(State of other jurisdiction of 		Bloomington, MN
incorporation or organization)	      (Address of principal executive offices)


	58-1486040					55437
(I.R.S. Employer Identification Number)		      (Zip Code)


Issuer's telephone number   (952) 830-1230


Securities registered pursuant to Section 12(b) of the Act:
							NONE

Securities registered pursuant to Section 12(g) of the Act:
						Common Stock, no par value
						(Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    			[X]   YES   ___  NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

Issuer's revenues for the year ended December 31, 2001 were $440,234.

The aggregate market value of the common stock held by non-affiliates of the Registrant based upon the closing of the common stock sale price on the OTC bulletin board system on March 28, 2002 was approximately $607,780.
For purposes of this calculation, all Directors and Executive Officers of the Registrant have been deemed affiliates.

	7,447,085 Shares of Common Stock, no par value, were outstanding at
				March 29, 2002

		DOCUMENTS INCORPORATED BY REFERENCE
				NONE

This Form 10-KSB consists of 36 pages (including exhibits).  The index
		to exhibits is set forth on page 26.

ITEM 1. DESCRIPTION OF BUSINESS

General

Surg II, Inc. (the "Company"), a Minnesota corporation, was incorporated in Minnesota in March 1984 under the name of Surgidyne, Inc., and is successor by merger to a corporation of the same name that was incorporated in Georgia in September 1982. In connection with the sale of substantially all of its assets to Sterion Incorporated (f/k/a Oxboro Medical, Inc.), a Minnesota corporation, on January 22, 2002, the Company changed its name to Surg II, Inc. The Company's executive offices are located at 825 Southgate Plaza, 5001 W. 80th Street, Bloomington, Minnesota 55437 (952-830-1230).

Sale of Previous Business

Prior to the sale of substantially all of its assets to Sterion Incorporated, the Company was in the business of the design, development, manufacture and sale of specialty medical and surgical wound drainage products. The Company's products included VariDyne microelectronic A.C./D.C. battery powered suction systems with disposable drainage/collection products for postoperative and other suction drainage applications; disposable SABER and S-VAC 100 bulb evacuators for postoperative closed wound suction drainage; and other related disposable products. The Company sold substantially all of its assets and certain liabilities to Sterion Incorporated on January 22, 2002 for $200,000. The purchase price was determined by arms-length negotiations between the Company and Sterion Incorporated. As a result of the asset sale, the Company currently has no operating business and no employees.

Letter of Intent with Metalclad Corporation Regarding Sale of Capital Stock

On March 21, 2002, the Company signed a non-binding letter of intent with Metalclad Corporation (NASDAQ: MTLC) to sell a majority ownership interest in the Company's capital stock to Metalclad or its subsidiary for $3,000,000 through the sale of approximately 120,000,000 shares of the Company's authorized but unissued shares of common stock. Under the terms of the letter of intent, Metalclad Corporation will own approximately ninety percent (90%) of the outstanding shares of common stock (including all warrants as if converted) of the Company as a result of the stock purchase. Metalclad Corporation provides insulation and asbestos abatement services, primarily on the West Coast, to a wide range of industrial, commercial and public agency clients. The anticipated operation of the Company, as well as the board of director and officer positions, following such stock sale has not yet been determined. One officer of the Company currently owns less than one percent of the outstanding common stock of Metalclad Corporation.

The consummation of the sale of common stock to Metalclad Corporation is contingent upon the occurrence of a number events, including completion of due diligence by Metalclad Corporation. There is no assurance that the Company will close on the sale of common stock to Metalclad Corporation. If the Company does not close on the sale of common stock to Metalclad Corporation it intends to continue to explore strategic opportunities for raising capital for the Company.


ITEM 2.  DESCRIPTION OF PROPERTY

Immediately following the sale of substantially all of its assets in
January 2002, the Company began using 825 Southgate Plaza, 5001 W. 80th Street, Bloomington, Minnesota as its administrative headquarters. Management considers that these offices are sufficient for its present operations. The Minnesota Cooperation Office for Small Business and Job Creation, Inc.
provides this space to the Company for no charge.   The Company anticipates
using this space through fiscal year 2002, with its use of the space to terminate earlier if the Company completes its stock sale to Metalclad Corporation.


ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter ended December 31, 2001.


PART II

ITEM 5.  	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "SUGR." The following table sets forth for the fiscal period indicated, the high and low bid prices for each quarter of the fiscal years ended December 31, 2001 and December 31, 2000. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.


						Bid Price Range

					2001			2000
Fiscal Period			High		Low	High		Low

First Quarter			$.187		$.10	$.51		$.16
Second Quarter			$.187		$.04	 .53		 .13
Third Quarter			$.10		$.04	 .53 		 .18
Fourth Quarter			$.09		$.04	 .30		 .07

On March 28, 2002, the bid price for the common shares as reported on the OTC Bulletin Board was $0.10, and the Company had 385 holders of record of its common shares.

The Company has not paid cash dividends on its common shares and does not plan to pay cash dividends to its common shareholders in the immediate future. On December 1, 1993, the Company's debenture holders elected to convert the face value of the debentures into 1,600,000 shares of unregistered Series A Preferred Stock at $.25 per share. Commencing January 1, 1994, the preferred shareholders are entitled to a dividend equal to 3% of net sales. The dividend in a given year is limited to 50% of the Company's net income. Cumulative dividends cannot exceed $210,000. As of December 31, 2001 cumulative dividends totaled approximately $20,300. All such cumulative dividends were paid to the Series A Shareholders from the proceeds of the Company's asset sale to Sterion Incorporated in the first quarter of fiscal year 2002.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview: On January 22, 2002, pursuant to an agreement and shareholder approval, the Company closed on the sale of substantially all of its net operating assets. The sale resulted in a gain of approximately $13,000 with gross cash proceeds of $200,000. After the sale, the Company has no sources of revenue as the net operating assets sold represented substantially all of its operations. The Company believes that the asset sale will enable the Company to seek a business combination or other transaction with an opportunity that will be more attractive than the Company's former wound drainage business. The Company hopes to utilize its remaining capital structure to attract a business opportunity that will maximize potential value to shareholders. On March 21, 2002, the Company signed a non-binding letter of intent with Metalclad Corporation to sell a majority ownership interest in the Company's common stock. However, there can be no assurance that this transaction will close on terms acceptable to the Company. Moreover, without a source of revenues, the Company's ability to continue as a going concern is dependent on such a business combination or other transaction occurring.

Results of Operations - 2001 compared to 2000
Sales. Sales for the fiscal year 2001 were $440,234 compared to $428,040 in 2000, an increase of approximately 3%. This small increase was primarily the result of an increase in OEM sales including sales to one customer that had not purchased any product for several years. The increase in OEM sales was partially offset by a decrease in both international and domestic wound care drainage product sales.

Gross Profit. Gross profit expressed as a percentage of sales increased from approximately 21% for the year 2000 to 25% in 2001.This increase is due primarily to fixed overhead being allocated over a slightly higher volume of production. Additionally, the increased OEM sales in 2001 had a slightly higher gross margin than other products. Overall, the amount of cost of goods sold was relatively flat between years.

Operating Expenses. Operating expenses increased from $258,921 in 2000 to $301,591 in 2001. This increase was primarily due to an increase in legal and accounting fees associated with the proxy and related sale of net assets. Other operating expenses remained relatively flat between years.

Results of Operations - 2000 compared to 1999
Sales. Sales for the fiscal year 2000 were $428,040 compared to $633,584 in 1999, a decrease of approximately 32%. Of the decrease in sales, 42% is due to the loss of a single OEM account, 21% is due to reduced purchases by Chirmed and 26% is due to a loss in domestic revenues from sales of its VariDyne Vacuum Controllers and disposable canister kits. The reduced canister sales can be attributed to the loss of a major hospital account combined with a somewhat lower use rate by some of the hospital accounts. The balance is due to a general decrease in purchases of the Company's products.

Gross Profit. Gross profit expressed as a percentage of sales decreased from approximately 39% for the year 1999 to 21% in 2000. This decrease is due primarily to fixed overheads being allocated over a much smaller volume of production. Also, the Company had increased costs of components and labor. Additionally, the loss of sales to the one OEM customer contributed to lower gross margins.

Operating Expenses. Operating expenses increased from $199,425 in 1999 to $258,921 in 2000. This increase was primarily due to a $16,721 increase in legal and accounting fees (with increased accounting fees of $12,648 being attributed to the new SEC regulations effective in the year 2000), and $54,089 for the amortization expense of the consulting agreement signed in June 2000 (See Note 11).

Critical Accounting Policies
Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable and inventory. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $4,200 should be adequate for any exposure to loss in our December 31, 2001 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe the reserve of $10,000 is adequate. We depreciate our furniture and equipment over their estimated useful lives and we have not identified any items that are impaired.

Liquidity and Capital Resources
At December 31, 2001 the Company had a working capital deficit of $60,892 compared to working capital of $128,531 at December 31, 2000. The erosion of working capital was primarily the result of the net loss for the year coupled with increased levels of accounts payable.

The net cash used in operating activities for the year 2001 of $15,641 was comprised of the net loss of $198,089 partially offset by non-cash expenses of depreciation and amortization and a change in net operating assets (primarily the increase in accounts payable). Net cash used in financing activities was the result of payments made on the capital lease and note payable obligations.

As discussed in the overview above, the ability of the Company to continue as a going concern and its short-term liquidity is dependent upon obtaining additional debt and/or equity financing to fund a business combination or
other transaction.   The Company hopes to utilize its remaining capital
structure to attract a business opportunity that will maximize potential value to shareholders. However, there can be no assurance that the possible sale of Company's common stock to Metalclad Corporation, as discussed above and in Item 1, will actually close. Moreover, without a source of revenues, the Company's ability to continue as a going concern is dependent on a business combination or other transaction occurring. Without raising additional debt or equity, the Company may be forced to cease any further activities in the near term.

Recently Issued Accounting Pronouncements
In July 2001, FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material effect on its financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

Forward-looking statements contained in this annual report on Form 10-KSB, including without limitation in Management's Discussion and Analysis, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-KSB and other recent filings with the Securities and Exchange Commission. Additional factors that could cause results to differ materially include but are not limited to, the Company's ability to consummate the sale of capital stock to Metalclad Corporation or to identify, negotiate and consummate another transaction that raises capital for the Company if the stock sale to Metalclad Corporation is not completed. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company are expressly qualified by these cautionary statements. In addition, the Company disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Risk Factors
The Company may not consummate the sale of common stock to Metalclad Corporation. There is no assurance that the Company will close on the sale of common stock to Metalclad Corporation. If the Company does not close with Metalclad Corporation it intends to continue to explore strategic opportunities for raising capital for the Company. However, there can be no assurance that the Company will be able to complete a transaction with another operating business. Further, even if such a transaction is completed with Metalclad Corporation or another operating business, there can be no assurances that the market price of the Company's common stock will improve.

The Company's current shareholders will be diluted if the Company closes on the sale of common stock to Metalclad Corporation. The sale of approximately 120,000,000 shares of the Company's common stock to Metalclad Corporation will immediately reduce the percentage ownership of our then current shareholders.

The Company's current shareholders may be diluted if the Company is successful in its efforts to convert outstanding preferred stock into common stock and to have all outstanding warrants exercised. The Company intends to make a proposal to its preferred shareholders to convert each share of preferred stock into two shares of common stock. In addition, the Company intends to make a proposal to its warrant holders to exercise their warrants such that a certain number of warrants will be cancelled in exchange for shares of the Company's common stock, and no cash would be paid for such exercise and exchange. The issuance of the Company's common stock upon such preferred share conversions and warrant exercises may cause our shareholders to incur substantial dilution in net book value per share of common stock.

ITEM 7. FINANCIAL STATEMENTS

	SURG II, INC. (Formerly known at Surgidyne, Inc.)
___________________________________________________________________________
CONTENTS							PAGE
___________________________________________________________________________

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS		8

___________________________________________________________________________


FINANCIAL STATEMENTS

	Balance Sheets						9
	Statements of Operations				11
	Statements of Stockholders' Equity (Deficit)		12
	Statements of Cash Flows				13
	Notes to Financial Statements				14



__________________________________________________________________________

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Surg II, Inc.
Bloomington, Minnesota


We have audited the accompanying balance sheets of Surg II, Inc. (formerly known as Sugidyne, Inc.) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surg II, Inc. (formerly known as Surgidyne, Inc.) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, subsequent to year-end, the Company sold substantially all of its net operating assets. After the sale, the Company has no sources of revenue. The Company is currently seeking additional equity or debt financing to fund a business combination or other transaction. However, there can be no assurance that such a transaction will occur and with no sources of revenue, substantial doubt exists regarding the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



						     McGLADREY & PULLEN,LLP


Minneapolis, Minnesota
April 9, 2002

SURG II, INC. (Formerly known as Surgidyne, Inc.)
BALANCE SHEETS

____________________________________________________________________________
					December 31,		December 31,
					  2001 			   2000
____________________________________________________________________________
ASSETS
____________________________________________________________________________
Current Assets
   Cash					$     8,150           $     33,924
   Accounts receivable, less
      allowance for doubtful
      accounts of $4,200 (Note 10)	     44,734		    31,002
   Inventories (Note 3)			    124,712		   160,687
   Prepaid expenses			     12,243		    11,913
   Prepaid consulting expense (Note 11)        -		    38,635
____________________________________________________________________________
            Total current assets	    189,839		   276,161
____________________________________________________________________________

Furniture and Equipment, at cost
   (Notes 4 and 9)			    353,917		   353,917
   Less accumulated depreciation and
      amortization			    338,003		   328,673
____________________________________________________________________________
            Total furniture and equipment    15,914 		    25,244
____________________________________________________________________________

Other Assets				      3,627		     8,140
____________________________________________________________________________
                Total assets	       $    209,380 	      $    309,545
============================================================================

See Notes to the Financial Statements

____________________________________________________________________________
					December 31,		December 31,
					    2001	 	    2000
____________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
	(DEFICIT)
____________________________________________________________________________
Current Liabilities
   Current maturities of capital lease $     5,000 	      $      4,590
   Notes payable to officer and
      director (Note 5)			     8,474	             8,474
   Other demand notes payable (Note 5)      61,646		    47,192
   Accounts payable			   119,210		    33,582
   Accrued liabilities (Note 6)		    56,401		    53,972
____________________________________________________________________________
         Total current liabilities	   250,731		   147,810
____________________________________________________________________________

Capital lease obligation, less
   current maturities (Note 9)		     5,507		    10,504
____________________________________________________________________________

Stockholders' Equity (Deficit)
	(Notes 6 and 7)
   Series A Preferred stock, at
      liquidation value, authorized
      1,600,000 shares; 1,600,000 shares
      issued and outstanding		  400,000 		   400,000
   Common stock, no par value;
      authorized 200,000,000 shares;
      7,447,085  issued and outstanding 4,606,266		 4,606,266
   Accumulated deficit		       (5,053,124)	        (4,855,035)
____________________________________________________________________________
        Total stockholders' equity        (46,858)		   151,231
____________________________________________________________________________
             Total liabilities and
              stockholders' equity    $   209,380             $    309,545
============================================================================

SURG II, INC. (Formerly known as Surgidyne, Inc.)
STATEMENT OF OPERATIONS

____________________________________________________________________________
For years ended December 31,		   2001			    2000
____________________________________________________________________________

Net sales (Note 10)		      $   440,234	      $    428,040

Cost of goods sold (Note 10)		  331,658		   336,364
____________________________________________________________________________
	Gross profit			  108,576		    91,676


Operating expenses
   Research and development		   13,364		    11,873
   Sales and marketing			   34,379		    34,775
   General and administrative		  253,848		   212,273
____________________________________________________________________________
      Total operating expenses	  	  301,591		   258,921
____________________________________________________________________________

            Operating loss		 (193,015)		  (167,245)


Other Income (expense)
   Interest income			       39		     1,286
   Interest expense (Note 5)		   (5,855)		    (5,180)
   Other				      742			37
____________________________________________________________________________

      Net loss			      $  (198,089)	      $   (171,102)
============================================================================
      Basic and diluted loss per
                common share	      $     (0.03)            $      (0.02)
============================================================================

      Weighted average common
	shares outstanding-basic
	and diluted			7,447,085		 7,020,833
============================================================================


See Notes to Financial Statements

SURG II, INC. (Formerly known as Surgidyne, Inc.)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

_____________________________________________________________________________________
Years Ended December 31, 2001 and 2000
_____________________________________________________________________________________
			    Preferred	   Common Stock	     Accumulated
			      Stock	 Shares     Amount     Deficit        Total
_____________________________________________________________________________________
Balance, December 31, 1999   $400,000   7,017,085  $4,472,042  $(4,683,933) $ 188,109
Issuance of Common Stock,
  (net of expenses of $1,500)    -        430,000      41,500        -         41,500
Issuance of Warrants for
  Services (Note 11)    	 -	     -	       92,724	     -	       92,724
Net Loss			 -	     -		-	  (171,102)  (171,102)
_____________________________________________________________________________________

Balance, December 31, 2000   $400,000   7,447,085  $4,606,266  $(4,855,035) $ 151,231
_____________________________________________________________________________________

Net Loss			-	     -     	-      $  (198,089) $(198,089)
_____________________________________________________________________________________

Balance, December 31, 2001   $400,000   7,447,085  $4,606,266  $(5,053,124) $ (46,858)
_____________________________________________________________________________________

See Notes to Financial Statements.

SURG II, INC. (Formerly known as Surgidyne, Inc.)
STATEMENTS OF CASHFLOWS
______________________________________________________________________________

Years Ended December 31,			2001		   2000
______________________________________________________________________________

Cash Flows from Operating Activities
    Net loss				$   (198,089)	      $   (171,102)
    Adjustments to reconcile net
        loss to net
      Cash used in operating activities:
         Depreciation and amortization	      10,314  	    	     5,707
         Amortization of prepaid consulting
	   expenses			      38,635		    54,089
         Changes in assets and liabilities:
		Accounts receivable	     (13,732)		    19,665
		Inventories		      35,975		    21,623
		Prepaid expenses and
		    other assets	       3,199		    14,404
                Accounts payable and
		    accrued expenses	     108,057		   (13,555)
_____________________________________________________________________________
            Net cash used in operating
		activities		     (15,641)		   (69,169)


Cash Flows from Investing Activities
    Additions to patents and trademarks		-		    (1,544)
    Purchase of Furniture and Equipment		-		    (1,030)
_____________________________________________________________________________
            Net cash used in investing
		activities			-		    (2,574)
_____________________________________________________________________________

Cash Flows from Financing Activities
    Payments on capital lease obligation     (4,587)		    (4,397)
    Payments on notes payable		     (5,546)		    (1,526)
    Proceeds from issuance of common stock	-		    41,500
____________________________________________________________________________
            Net cash provided by (used in)
		financing activities	    (10,133)		    35,577
                Decrease in cash	    (25,774)		   (36,166)
____________________________________________________________________________

Cash:
    Beginning				     33,924	 	    70,090
    Ending				$     8,150	       $    33,924
============================================================================

Supplemental Disclosures of Cash
 Flow Information
    Cash payments for interest   	$     7,587	       $     3,150
Supplemental Non Cash Investing
 and Financing Activities
    Conversion of accounts payable to
    a note payable   			$    20,000
    Equipment acquired under
    capital lease				-	       $    19,491
    Warrant issued for prepaid
    consulting services (Note 11)		-	       $    92,724
____________________________________________________________________________


See Notes to Financial Statements.

Note 1.	Nature of Business and Significant Accounting Policies

Nature of Business: Immediately following the asset sale, see Note 2, the Company changed its name from Surgidyne, Inc. to Surg II, Inc. (Company).
The Company designs, develops, manufactures and markets specialty medical and surgical wound drainage products. The Company sells its products primarily on a credit basis throughout the United States and Europe.

A summary of the Company's significant accounting policies follows:

Revenue Recognition: The Company recognizes revenue upon shipment of the product to the customer, FOB shipping point. Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold.

Recent Pronouncements: In July 2001 FAS 141, Business Combinations, and FAS 142 Goodwill and Other Intangible Assets, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material effect on its financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

Patents and Trademarks: Patent and trademark costs are included in other assets and are being amortized over 17 years using the straight-line method.

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

Management Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Income (Loss) per Share: Basic per-share amounts are computed, generally by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive thereby reducing the loss or increasing the income per common share. Basic and diluted loss per share are the same in each year presented as the inclusion of the warrants to purchase common stock (see Note 7) would have an anti-dilutive effect.

Note 2.   Subsequent Event and Going Concern Considerations:

On January 22, 2002, pursuant to an agreement, the Company closed on the sale of substantially all of its net operating assets. The sale resulted in gross proceeds of $200,000 and a gain of approximately $13,000 after considering total transaction costs of $70,000 including $55,000 that were incurred and expensed in 2001. After the sale the Company has no sources of revenue as the net operating assets sold represent substantially all of its operations. The Company believes that the asset sale will enable the Company to seek a business combination or other transaction with an opportunity that will be more attractive than the Company's former wound drainage business. The Company hopes to utilize its remaining capital structure to attract a business opportunity that will maximize potential value to shareholders.
On March 21, 2002 the Company signed a non-binding letter of intent with Metaclad Corporation to sell a majority ownership in the Company's commons stock. However, there can be no assurance that this transaction will occur. Moreover, without a source of revenues, the Company's ability to continue as a going concern is dependent on a business combination, additional equity or debt financing, or other transaction occurring. The financial statements do not reflect any adjustments that might be necessary should the Company not remain as a going concern.


Pro Forma assets and liabilities at December 31, 2001, assuming the asset sale had been completed at that date, not reflecting the subsequent payments made on the remaining liabilities using the cash received, would be as follows (In thousands):


							Unaudited
						__________________________
						Pro Forma
				Actual	       Adjustments        Pro Forma
_____________________________________________________________________________

Cash				$     8		$      200	$     208
Accounts receivable		     45		       (45)		-
Inventories			    125		      (125)		-
Other current assets		     12			-	       12
_____________________________________________________________________________
Current assets			    190                 30	      220

Other assets			      3			(3)		-
Furniture and equipment, net	     16		       (16)		-
_____________________________________________________________________________
				    209			11   	      220
=============================================================================
Current maturities of
long-term debt and notes payable     75			(5)	       70
Other current liabilities	    176		       (47)	      129
_____________________________________________________________________________
				    251   	       (52)	      199

Long-term debt			      5			(5)		-
_____________________________________________________________________________
Total liabilities		    256		       (57)	      199

Stockholders'equity (deficit)	    (47)		68	       21
_____________________________________________________________________________
				$   209		$       11      $     220
=============================================================================

Because the Company sold all of its net operating assets, on a pro forma basis there would have been no sales in either 2001 or 2000, assuming the transaction had been effective January 1, 2000.

Note 3.  Inventories

Inventories consisted of the following:
						2001		2000
___________________________________________________________________________
Component parts and subassemblies	   $  64,218       $  75,780
Work-in-Process				      11,007	      17,617
Finished Goods				      59,487	      77,290

Less Obsolescence Reserve		     (10,000)	     (10,000)
___________________________________________________________________________
					    $124,712	    $160,687


Note 4.  Furniture and Equipment

Furniture and equipment cost consists of the following:

						2001		2000
___________________________________________________________________________



Furniture, fixtures and equipment	    $251,735	    $251,735
Tooling and Molds			     102,182	     102,182
___________________________________________________________________________
					    $353,917	    $353,917


Note 5.   Notes Payable

Notes Payable to Related Parties: The Company has short-term notes payable outstanding with a certain officer and director which bear interest at 10%. The principal is due in annual installments limited to 50% of the audited net income each year until paid in full. Related party interest expense was approximately $1,000 for both 2001 and 2000. This note was paid-off in full in February 2002.

Other Notes Payable: In January 2002, the Company converted a portion of an accounts payable balance to a demand note payable of $20,000, which has been reflected as a note payable at December 31, 2001. In 1995, the Company converted an accounts payable balance of $35,546 into a non-interest bearing unsecured note payable due in a single installment on January 1, 1997. The Company did not pay off the note on January 1, 1997 and as a result the note is due on demand. $5,546 was paid on this note April 2001 leaving a balance of $30,000. The Company also has a 12% demand note payable for $11,646.
All of these notes, with the exception of $20,000 note, were paid-off in full during February 2002.

Note 6.   Series A Preferred Stock

On December 1, 1993, certain debenture holders elected to convert the face value of the debentures into 1,600,000 shares of unregistered Series A preferred stock at $.25 per share. The preferred shareholders are entitled to a dividend equal to 3% of net sales. The dividend in a given year is limited to 50% of the Company's net income. Cumulative dividends cannot exceed $210,000. In 1999, 1998 and 1995, the Company accrued $19,008, $884 and $437 respectively for dividends on net income. Accrued liabilities at both December 31, 2001 and 2000 include $20,329 of dividends payable under the preferred stock.

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
		their preferred stock.

Subsequent to year-end, the Board of Directors have approved a plan whereby the current preferred shareholders may be accorded the right to convert each share of preferred stock into two shares of common stock instead of the current conversion rights of one to one.

Note 7.  Stock Warrants

Warrants: The Company has granted warrants for the purchase of shares of the Company's common stock to directors, medical advisors, employees and certain debt and equity holders. The warrants are fully exercisable upon issuance and expire in varying amounts through 2005. Information with respect to warrant activity is summarized as follows:
____________________________________________________________________________
								Weighted
								Average
								Exercise
						Shares		Price
____________________________________________________________________________
Outstanding at December 31, 1999		40,000 		$0.12
Granted					     1,080,000		$0.17
____________________________________________________________________________
Outstanding at December 31, 2000	     1,120,000		$0.17
Granted						35,000		$0.08
Expired					       (10,000)		$0.07
____________________________________________________________________________
Outstanding at December 31, 2001	     1,145,000		$0.17
============================================================================

Option and warrant grants to employees and directors are accounted for following APB Opinion No. 25 and related interpretations. For 2001 and 2000, there was no compensation expense recorded on the issuance of warrants to employees/officers/directors as they were issued at or above the Company's quoted market price.

Had compensation expense for the warrants to purchase shares of common stock granted to employees/officers/directors been determined based on the fair market value at the dates of grants consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been changed to the following pro forma amounts:
____________________________________________________________________________
						2001		2000
Net loss - as reported			  $  (198,089)	  $  (171 102)
Net loss - pro forma			  $  (200,800)    $  (248,564)
Basic and diluted net loss per
	share as reported		  $      (.03)          ($.02)
Basic and diluted net loss
per share pro forma		                 (.03)          ($.04)
____________________________________________________________________________


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001 and 2000:
____________________________________________________________________________
						2001		2000
____________________________________________________________________________
Expected dividend yield				  0%		   0%
Expected stock price volatility		        225%             190%
Risk-free interest rate                         4.8%		 5.4%
Expected life of options (years)		  4		   4
____________________________________________________________________________
Weighted average fair value of options granted $0.08		 $.16
============================================================================

Option and warrant grants to non-employees are accounted for under FASB Statement No. 123 based on the grant date fair values.

The following table summarizes information about warrants outstanding as of December 31, 2001:

____________________________________________________________________________
					Weighted
					Average		Weighted
			Number		Remaining	Average
	Exercise	Of Units	Contractual	Exercise
	Price		Outstanding	Life(Years)	Price
____________________________________________________________________________
	.07		20,000		1.5		.07
        .08		35,000		4.5		.08
  	.17          1,080,000		3.5		.17
	.08		10,000		2.5		.08
____________________________________________________________________________
		     1,145,000
____________________________________________________________________________


Of the warrants issued in 2000, 480,000 were issued to Directors/Officers with the remaining being issued pursuant to a consulting agreement
(see Note 11). All outstanding warrants are exercisable as of December 31, 2001 and 2000.

On January 22, 2002, the Company granted warrants to its legal counsel to purchase a total of 200,000 shares of Company common stock. The warrants are immediately exercisable at an exercise price of $0.04 per share and have a five-year life. These warrants were granted for services performed during January 2002 in connection with the sale of net assets (see Note 2). Therefore, the Company will recognize an expense in that period for approximately $10,000, the estimated fair value of warrants using the Black-Scholes pricing model.

Note 8.   Income Taxes

Deferred tax assets consist of the following:
____________________________________________________________________________
						2001		2000
____________________________________________________________________________
Allowance for inventory Obsolescence    $      2,000	 $      2,000
____________________________________________________________________________
Other					       7,000		2,000
____________________________________________________________________________
Net Operating Loss Carry forwards (NOL's)  1,390,000	    1,640,000
____________________________________________________________________________
____________________________________________________________________________
Tax credit carry forwards		      41,000	       41,000
____________________________________________________________________________
Gross deferred tax assets		   1,440,000	    1,685,000
____________________________________________________________________________
Less valuation allowance		   1,440,000	    1,685,000
____________________________________________________________________________
Net deferred tax assets			$       -	 $       -
____________________________________________________________________________

The Company has federal net operating loss and tax credit carry forwards which are available to reduce taxable income as income taxes payable in future years, subject to potential limitations due to changes in ownership and will be further limited if the future sale of stock to Metaclad occurs, see Note 2. These carry forwards and credits will expire as follows:

					Net
					Operating	Tax Credit
					Loss Carry-	Carry-
		Year			Forwards	Forwards
   ________________________________________________________________________
		2002			$1,128,000	   -
		2003			   995,000	   -
		2004			   407,000	   -
		2005			   144,000	   -
		2006			     4,000	   -
		2007				-	   -
		2008			   164,000	   -
		2009			   187,000	   -
		2010			    21,000	   -
		2011			     3,000	   -
		2012			    72,000	   -
		2015			   173,000	   -
		2016			   180,000	   -
   ________________________________________________________________________
					$3,478,000	$41,000
   ________________________________________________________________________

Note. 9   Leases

Operating: The Company leases its office and warehouse facilities under an operating lease which is on a month to month basis. The lease requires monthly payments of $3,100. The Company also leases certain equipment under operating leases. Total rent expense was approximately $38,000 in both 2001 and 2000.

Capital: The Company leases its computer equipment under a capital lease agreement. As of December 31, 2001, the assets capitalized under the capital lease and related accumulated amortization were approximately $19,500 and $4,400 respectively.

Approximate annual future minimum lease payments under the capital lease at December 31, 2001 are as follows:
 	__________________________________________
	2002				$  5,760
	2003				   5,760
	Total Minimum lease payments	  11,520
	__________________________________________
	Less amount representing interest  1,013

	Present value of minimum lease
	payments using a discount rate
	of 9.0 percent.			  10,507
	__________________________________________
	Less: current maturities	  (5,000)
	__________________________________________
	Long-term portion		$  5,507
	__________________________________________

Note 10.   Major Customers, Suppliers and Export Sales

The Company operates in one business segment, the manufacture and sales of specialty medical and surgical wound drainage products. Major customers: Net Sales for the year ended December 31, 2001 and 2000 include sales to major customers as follows:


				Sales Percentage
	_____________________________________________
	Company			2001	   2000
	_____________________________________________
	A*			 21%	    29%
	B			 16%	    12%
	C			  -	    12%
	_____________________________________________


			Year End Receivable Balances
	_____________________________________________
	Company			2001	    2000
	_____________________________________________
	A*		    $     -	$    -
	B		       13,574        4,855
	C	                  -  	     5,314
	_____________________________________________

*International customer, representing 48% and 62% of export sales in 2001 and 2000, respectively.

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

Export Sales: Net export sales to international customers were $192,400 and $197,020 in 2001 and 2000 respectively.

Note 11.   Consulting Agreement

On June 2, 2000 the Company retained Equity Securities Investments, Inc. (the Consultant) to advise and assist the Company in evaluating strategic opportunities including a possible sale or merger. However, there can be no assurance that these activities will result in a proposal acceptable to the Company or that any transaction will be completed.

The consulting agreement had a term of one year and provided the Consultant with a warrant to purchase 600,000 shares of the Company common stock at a price of $0.17 per share. The Company valued this warrant using the Black-Scholes pricing model, which resulted in a value of approximately $93,000. The expense was recognized over the term of the agreement and $39,000 and $54,000 was reflected as an operating expense in 2001 and 2000 respectively.



ITEM 8.  	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
		AND FINANCIAL DISCLOSURE.

					None.


				PART III

ITEM 9. 	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
		COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following seven persons serve as directors and executive officers of the Company:


								Director
	Name		Age		Position		Since
Charles B. McNeil	72	Director, Executive Vice	1982
3115 Maplewood Road		President and Treasurer
Wayzata, MN 55391

Theodore A. Johnson	61	Chief Executive Officer,	1985
825 Southgate Plaza		Chief Financial Officer
5001 West 80th Street		and Chairman of the Board
Bloomington, MN  55437

David B. Kaysen		52	Director			1988
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN 55437

William F. Gearhart	54	Director and Secretary		1984
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN 55437

Arthur W. Schwalm	69	Director			1984
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN 55437

Vance D. Fiegel		48	Director			1995
2460 South Highway 100
St. Louis Park, MN 55416

David R. Knighton, M.D.	53	Director			1994
2460 South Highway 100
St. Louis Park, MN 55416

Charles B. McNeil, founder of the Company, has over 30 years experience in the health care industry. He served as President of the Company from its incorporation in 1982 until 1988. Since 1988 has served as Executive Vice President of the Company, and since its incorporation he has served as Treasurer of the Company. He previously served as Vice President and General Manager of the Inmed and Bittner Medical and Home Health Division of Inmed Corporation, Norcross, Georgia. Prior to joining Inmed, he was employed for 16 years by Davol, Inc., Providence, Rhode Island, where he directed product development for seven years. New products he successfully developed at Davol include numerous disposable surgical devices such as the Reliavac Closed Suction Device, surgical drains and disposable surgical suction devices.

Theodore A. Johnson, has served as Chairman of the Board and Chief Executive Officer since January 1995 and the Chief Financial Officer since 2001. Mr. Johnson also serves as President, CEO and Director of the Minnesota Cooperation Office for Small Business and Job Creation, Inc. (MCO), a non-profit corporation formed in 1979 to foster job creation through assisting the start-up and growth of innovative, technological ventures in Minnesota. Prior to joining MCO, Mr. Johnson spent eight years at Control Data Corporation and twelve years at DATA 100 Corporation in a number of different technical, marketing and management positions. He currently serves as Chairman of the Board of International Lottery and Totalizator Systems, Inc., a NASDAQ listed company in California. In addition, he serves on the boards of directors of three private companies and one venture capital fund and is also an active investor and advisor to a number of emerging companies around the United States.


Vance D. Fiegel, Director since January 1995, is also Chief Operating Officer and the Director of Research at Embro Corporation, a biomedical research and development company specializing in wound healing products and vascular devices. At Embro, he directs corporate operations and new product development. He is founder of Embro as well as the National Reparative Medicine Foundation where he serves as Director and Executive Vice President. Prior to founding Embro, Mr. Fiegel held various positions at the University of Minnesota, ultimately directing research in the field of wound healing where he has published over fifty papers in national and international journals. Mr. Fiegel previously served as President of the Company from January 1995 through 2001.


David B. Kaysen, Director, is an experienced healthcare executive with over 20 years involvement in medical products sales and marketing. He is currently President, CEO and a Director of Rehabilicare, Inc., a NASDAQ listed company. He also serves as a board member of American Telecare, a private company, and ZEVOX International, Inc., a NASDAQ listed company. From 1991 to 1992 he served as Vice President of Emeritus Corporation.
From 1989 to 1991 he served as Vice President of Sales and Marketing for VDM Corporation. From 1988 to 1989, he served as the President and CEO and Director of Surg II, Inc. From 1986 to 1988, Mr. Kaysen was Vice President of Marketing for Red Line/XVIIIB Medi Mart, Minneapolis, Minnesota.


William F. Gearhart, Director and Secretary, has been Vice President Sales and Marketing for Senorx, Inc. since 1999 and the Executive Vice President, Marketing and Sales, for Micro Therapeutics, Inc. since 1997. He also previously held positions as Vice President, Sales and Marketing for Interventional Technologies, Inc.; Vice President Sales and Marketing for Schneider (USA), Inc.; Director of Marketing for St. Jude Medical; and Director of Sales and Marketing for the clinical division of Sandoz Nutrition Corporation. Mr. Gearhart was President and COO of Med Ventures, Inc. from 1987 to 1990, and from 1985 to 1987 was Chairman and President of Competitive Business Strategies, a developer of strategic planning software, and Vice President of Alpha Business Group, Inc., a business consulting service to start-up medical companies.


Arthur W. Schwalm, Director, was founder of Cardiac Pacemakers, Inc. (CPI) in 1972 and served as President and Chief Executive Officer for 10 years. CPI was sold to Eli Lilly in 1978. Mr. Schwalm served as Chairman of the Board until 1983.


David R. Knighton, M.D., Director and Chairman of the Company's Medical/ Scientific Advisory Board, is currently a practicing vascular surgeon in the Twin Cities. He is also the Medical Director of the Institute for Reparative Medicine and President and CEO of Embro, Inc. Dr. Knighton founded Curative Technologies, Inc., an international wound healing company, which specializes in formation and management of Wound Care Centers. In addition to his recognized expertise in clinical wound care, Dr. Knighton is an experienced basic science researcher in the field of wound repair and wound healing angiogenesis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock of the Company. Officers, directors and greater than ten-percent shareholders are also required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the knowledge of the Company, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to the Company's directors, executive officers and greater than ten-percent beneficial owners were timely filed.


ITEM 10.  EXECUTIVE COMPENSATION

Cash  Compensation

The following table sets forth the annual compensation paid or accrued by the Company for services rendered during the years indicated to Charles B. McNeil, the executive officer serving in the capacity of the Company's chief executive officer (the "Named Executive Officer"). No executive officer of the Company, including the Named Executive Officer, had compensation in excess of $100,000 during any of the fiscal years for which information is provided.

SUMMARY COMPENSATION TABLE

						    Long-Term Compensation
			Annual Compensation
					Other		    Securities	        All
					Annual	Restricted  Underlying	        Other
Name and Principal			Compen-	Stock	    Options/    LTIP    Compen-
    Position	    Year  Salary  Bonus	Sation	Award(s)    SARs	Payouts sation
_______________________________________________________________________________________
Charles B. McNeil  2001   $45,950  -	$4,800	 -	     -		 -	 -
(Executive Vice
President and
Treasurer.)
		   2000	  $46,400  -	$5,000   -	     -		 -       -

		   1999	  $43,284  -	$4,800   -	     -		 -	 -

Stock Options

No options were granted to or exercised by the Named Executive Officer in the year ended December 31, 2001.

Compensation of Directors

The Company does not provide cash remuneration to its directors.

ITEM 11.   SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information with respect to each shareholder known by the Company to own beneficially 5% or more of its outstanding common shares (which includes the assumed conversion of the Series A preferred stock) and for each Director and Officer as of March 29, 2002. Each shareholder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a footnote.

					Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Owner     Percent of Class
_____________________________________________________________________________
All Directors and Officers as a group   1,928,354<F1>		24.1%
	(7 people in group)

Charity, Inc.
6187 Heather Circle
Fridley, MN  55432			1,126,016<F2>		14.3%

Theodore A. Johnson
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN  55437			  722,875<F3>		 9.4%

Charles B. McNeil
3115 Maplewood Road
Wayzata, MN 55391			  648,839<F4>		 8.5%

Arthur W. Schwalm
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN 55419			  356,640		 4.7%

David R. Knighton, M.D.
2460 South Highway 100
St. Louis Park, MN 55416		  200,000<F5>		 2.6%

Vance D. Fiegel
2460 South Highway 100
St. Louis Park, MN 55416		      -  <F6>		 0.0%

William F. Gearhart
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN 55419			      -			 0.0%

David B. Kaysen
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN 55419			      -			 0.0%
**********************

<F1>	Includes 480,000 shares issuable pursuant to warrants, which are
	currently exercisable, and 80,000 shares of Series A convertible preferred stock. Also includes 135,000 shares held by EMBRO Corporation, of which Dr. Knighton is an 80% shareholder.
<F2>	Includes 400,000 shares of Series A convertible preferred stock.  Mr.
	Virgil Brenny is the administrator of Charity, Inc. and, therefore, he holds the voting and investment power of these shares.
<F3>	Includes 60,000 shares of Series A convertible preferred stock. Also
	includes 200,000 shares issuable pursuant to warrants, which are currently exercisable. Does not include 27,300 shares held by Minnesota Cooperation Office, of which Mr. Johnson is President.
<F4>	Includes 215,000 shares of common stock issuable pursuant to warrants,
	which are currently exercisable.
<F5>	Represents 65,000 shares issuable to EMBRO Corporation pursuant to
	warrants which are currently exercisable; 135,000 shares of common stock held by EMBRO Corporation, of which Dr. Knighton is an 80% shareholder; and 20,000 shares of Series A convertible preferred stock.
<F6>	Does not include any portion of the 135,000 shares stock held by
	EMBRO Corporation, of which Mr. Fiegel is a 20% shareholder.

The following table represents certain information with respect to each shareholder known by the Company to own beneficially 5% or more of its outstanding Series A Preferred Stock shares and for each Director and Officer as of December 31, 2001. Each shareholder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a footnote.

					Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Owner	Percent of Class
________________________________________________________________________________
Charity, Inc
6187 Heather Circle
Fridley, MN 55432			400,000			25.0%

Samuel M. Joy
828 Ridge Place
Mendota Heights, MN  55118		140,000			 8.8%

Dr. Demetre Nicoloff
C/o National City Bank
Account number 50-1580-04
75 South Fifth Street
Minneapolis, MN  55402			120,000			 7.5%

Eugene T. and Joan L. Plitt
S76 West 12816 Cambridge Court
Muskego, WI  53150			100,000			 6.3%

John M. Metcalfe
6565 Word Parkway
Melbourne Village, FL  32904-3636	 80,000			 5.0%

Dr. Melvin P. Bubrick
5712 Long Brake Trail
Edina, MN  55345			 80,000<F1>		 5.0%

Theodore A. Johnson
825 Southgate Plaza
5001 West 80th Street
Bloomington, MN  55437			 60,000			 3.8%

David R. Knighton, M.D.
2460 South Highway 100
St. Louis Park, MN 55416		 20,000			 1.3%

All Directors and Officers as a group	 80,000			 5.0%
***********************

<F1>	Includes 40,000 shares held in trust in the names of Dr. Bubrick's
	children.

Potential Change of Control

As discussed in Item 1, on March 21, 2002, the Company signed a non-binding letter of intent with Metalclad Corporation (NASDAQ: MTLC) to sell a majority ownership interest in the Company's capital stock to Metalclad or its subsidiary for $3,000,000 through the sale of approximately 120,000,000 shares of the Company's authorized but unissued shares of common stock. Under the terms of the letter of intent, Metalclad Corporation will own approximately ninety percent (90%) of the outstanding shares of common stock (including all warrants as if converted) of the Company as a result of the stock purchase. One officer of the Company currently owns less than one percent of the outstanding common stock of Metalclad Corporation. The anticipated operation of the Company, as well as the board of directors and officer positions, following such stock sale has not yet been determined.

The consummation of the sale of common stock to Metalclad Corporation is contingent upon the occurrence of a number events, including completion of due diligence by Metalclad Corporation. There is no assurance that the Company will close on the sale of common stock to Metalclad Corporation. If the Company does not close on the sale of common stock to Metalclad Corporation, it intends to continue to explore strategic opportunities for raising capital for the Company.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The following officers and directors of the Company were paid the following amounts from the proceeds of the Company's asset sale to Sterion Incorporated according to various contractual obligations that the Company owed to them:

	    Name		   Approximate Amount Paid
	Theodore A. Johnson		  $760<F1>
	Dr. David Knighton		  $250<F2>
	Arthur W. Schwalm		$1,000<F3>

<F1>	This amount represents the past due amount that was owed to Mr.
	Johnson as a Series A Preferred Shareholder. The Company had an obligation to pay Series A Shareholders certain royalty payments when the Company was profitable. The Company owed this amount based on certain profitable years in the late 1990's.

<F2>	This amount represents the past due amount owed to Dr. Knighton as
	a Series A Preferred Shareholder, as discussed in Note 1 above.

<F3>	This amount represents the past due amount owed to Mr. Schwalm based
	on his participation in a certain investment for the Company in the early 1990's. The Company was to pay such investors certain royalty payments based on sales of certain of the Company's product. No more royalties will accrue for such investors, and their rights have otherwise terminated.

	In addition, Charles B. McNeil, an officer and director, was paid $10,170 under a promissory note pursuant to which Mr. McNeil had loaned $25,000 to the Company in the form of short-term notes payable bearing interest at 10% annually. This amount paid to Mr. McNeil represents full payment, including principal and interest, of the Company's obligations under such promissory note. No additional amounts will accrue or be owed to Mr. McNeil under such promissory note.

	Messrs. Johnson and McNeil have warrants to purchase 200,000 and 215,000 shares, respectively, of the Company's common stock at an exercise price of $0.17 per share. Additionally, EMBRO Corporation, a corporation owned by two directors of the Company, Mr. Fiegel and Dr. Knighton, has warrants to purchase 65,000 shares of the Company's common stock at an exercise price of $0.17. Each of these warrants expires on June 2, 2005.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits required to be filed by Item 601 of Regulation S-B
	are included as Exhibits to this report as follows.
	3.1	Articles of Incorporation of the Company<F1>
	3.2	Certificate of Designation of Series A Preferred Stock
	3.3	Articles of Amendment to Articles of Incorporation,
			effective as of  January 23, 2002
	3.4	Bylaws of the Company<F2>
	4.1	Revised Form of Common Stock Certificate for the
		Company (following name change)
	10.1	Asset Purchase Agreement between Surgidyne, Inc.
		(n/k/a Surg II, Inc.) and Oxboro Medical, Inc.
		(n/k/a Sterion Incorporated) dated as of October 4,
		2001, without exhibits and schedules<F3>
	10.2	Amendment No. 1, dated as of November 29, 2001, to
		the Asset Purchase Agreement between Surgidyne, Inc.
		(n/k/a Surg II, Inc.) and Oxboro Medical, Inc.
		(n/k/a Sterion Incorporated) dated as of October 4,
		2001 (incorporated by reference to the Definitive
		Proxy Statement filed by the Company on January 2,
		2002)<F3>
	10.3	Amendment No. 2, dated as of January 9, 2002, to
		the Asset Purchase Agreement between Surgidyne, Inc.
		(n/k/a Surg II, Inc.) and Oxboro Medical, Inc.
		(n/k/a Sterion Incorporated) dated as of October 4,
		2001<F4>

		<F1>	Incorporated by reference to Exhibits filed with
			Registrants' 1987 Form 10-K under the Securities
			and Exchange Act of 1934, file #33-130583C.
		<F2>	Incorporated by reference to Exhibits filed with
			Registrants' 1987 Form 10-K under the Securities and Exchange Act of 1934, file #33-130583C.
		<F3>	Incorporated by reference to Exhibits filed with the
			Registrant's Definitive Proxy Statement filed on
			January 2, 2002.
		<F4>	Incorporated by reference to Exhibit filed with the
			Registrant's Form 8-K with a date of report of January 22, 2002.

B.	Reports on Form 8-K.
	No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

				SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			       SURG II, INC.
			       (Registrant)


  /s/Theodore A. Johnson				April 15, 2002
Theodore A. Johnson
Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/Charles B. McNeil					April 15, 2002
By: Charles B. McNeil
Executive Vice President, Treasurer and Director


  /s/Theodore A. Johnson				April 15, 2002
Theodore A. Johnson
Chief Executive Officer, Chief Financial Officer.
Chairman of the Board of Directors, Principal Accounting Officer

  /s/David B. Kaysen					April 15, 2002
By: David B. Kaysen
Director


_______________________					April __, 2002
By: Arthur W. Schwalm
Director


_______________________					April __, 2002
By: William F. Gearhart
Secretary and Director


  /s/David R. Knighton					April 15, 2002
By: David R. Knighton
Director

_______________________					April __, 2002
By: Vance D. Fiegel
Director

								EXHIBIT 3.2

		CERTIFICATE OF DESIGNATION, RIGHTS AND PREFERENCES
		   OF SERIES A CONVERTIBLE PREFERRED STOCK

		    SERIES A CONVERTIBLE PREFERRED STOCK

	The powers, preferences, rights, restrictions, and other matters relating to the Designated Preferred Stock are as follows:

	1.	Dividends.

	(a)	The holders of the Designated Preferred Stock shall be entitled to receive dividends only when, as, and if declared by the Board of Directors and such dividends shall be noncumulative. No dividends (other than those payable solely in the Common Stock of the Corporation) shall be paid on any Common Stock of the Corporation during any fiscal year of the Corporation unless a dividend (including the amount of any dividends paid pursuant to the above provisions of this Section 1) is paid with respect to all outstanding shares of Designated Preferred Stock in an amount for each such share of Designated Preferred Stock equal to or greater than the aggregate amount of the dividends payable with respect to that number of shares of Common Stock into which each such share of Designated Preferred Stock could then be converted on the date the dividend is declared.

	(b)	In the event the Corporation shall declare a distribution
(other than any distribution described in Section 2) payable in securities of other persons, evidences of indebtedness issued by the Corporation or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of the Designated Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of the Designated Preferred Stock were the holders of the number of shares of Common Stock of the Corporation into which their respective shares of Designated Preferred Stock are convertible as of the record date fixed for the determination of the holders of Common Stock of the Corporation entitled to receive such distribution.

	2.	Liquidation Preference.

	(a)	In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series
A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of the Common Stock by reason of their ownership thereof, the amount of $.25 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all accrued but unpaid dividends on such share, for each share of Series A Preferred Stock then held by them. If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Designated Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amount, then the entire assets and funds of the Corporation legally available for distribution shall be distributed ratably among the holders of the Designated Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

	(b)	After payment to the holders of the Preferred Stock of the
amounts set forth in Section 2(a) above, the entire remaining assets and funds of the Corporation legally available for distribution, if any, shall be distributed among the holders of the Common Stock and the Preferred Stock in proportion to either the shares of Common Stock then held by them or the shares of Common Stock which they then have the right to acquire upon conversion of the shares of Preferred Stock then held by them into the converted number of shares of Common Stock.

	(c)	Whenever the distribution provided for in this Section 2
shall be payable in securities or property other than cash, the value of such distribution shall be the fair market value of such securities or other property as determined in good faith by the Board of Directors.

	3.	Voting Rights.

	Each holder of shares of the Designated Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Designated Preferred Stock could be converted and shall have voting rights and powers equal to the voting rights and powers of the Common Stock (except as otherwise expressly provided herein or as required by law, voting together with the Common Stock as a single class) and shall be entitled to notice of any stockholders' meeting in accordance with the Bylaws of the Corporation.
 Fractional votes shall not, however, be permitted and any fractional voting rights resulting from the above formula (after aggregating all shares into which shares of Designated Preferred Stock held by each holder could be converted) shall be rounded to the nearest whole number (with one-half being rounded upward).

	4.	Conversion.

	The holders of the Designated Preferred Stock shall have conversion rights as follows (the "Conversion Rights"):

	(a)	Right to Convert.  Each share of Series A Preferred Stock
shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing $.25, by the appropriate Conversion Price applicable to such share, determined as hereinafter provided, in effect on the date the certificate is surrendered for conversion. The price at which shares of Common Stock shall be deliverable upon conversion of shares of the Series A Preferred Stock (the "Series A Conversion Price") shall initially be $.25 per share of Common Stock. Such initial Series A Conversion Price shall be adjusted as hereinafter provided. The Series A Conversion Price is herein sometimes referred to as the "Conversion Price".

	(b)	Automatic Conversion.  Each share of Designated Preferred
Stock shall automatically be converted into shares of Common Stock at the then effective Conversion Price in the event that the Corporation's Common Stock is traded at $.50 or more (the "Automatic Conversion Price") for a period of thirty or more trading days. Such Automatic Conversion Price shall be proportionately increased or decreased in the event of stock dividends, combinations, or subdivisions of stock. Furthermore, each share of Designated Preferred Stock shall automatically be converted into shares of Common Stock at the then effective Conversion Price when the holders of the Designated Preferred Stock have received the cumulative royalties specified in Section 2.3 of the Investors' Rights Agreement between the Corporation and the Series A Shareholders dated November 23, 1993. In addition, in the event that the holders of two-thirds (2/3) or more of any series of Series A Preferred Stock shall convert their shares into Common Stock as provided in Section 4(a) above, then the remaining outstanding Series A Preferred Stock of such series shall automatically be converted into Common Stock in accordance with this Section 4(b).
For the purpose of this Section 4(b) the trading price shall be the mean between the bid and asked price as reported in the Minneapolis Star Tribune. Each holder of a share of Designated Preferred Stock so converted shall be entitled to receive the full number of shares of Common Stock into which such share of Designated Preferred Stock held by such holder could be converted if such holder had exercised its conversion right at the time of the closing of such public offering.
Upon such conversion, each holder of a share of Designated Preferred
Stock shall immediately surrender such share in exchange for appropriate stock certificates representing a share or shares of Common Stock of the Corporation.

	(c)	Mechanics of Optional Conversion.

		(i)	Before any holder of Designated Preferred Stock
	shall be entitled to convert the same into shares of Common Stock, the shall surrender the certificate or certificates therefor, duly endorsed,at the office of the Corporation or of any transfer agent for such stock, and shall give written notice to the Corporation at such office that he elects to convert the same and shall state therein the name or names in which he wishes the certificate or certificates for shares of Common Stock to be issued. The Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Designated Preferred Stock, a certificate or certificates for the number of shares of Common Stock to which he shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of surrender of the shares of Designated Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date.

	(d)	Adjustments to Conversion Price for Certain Diluting issues.

		(i)	Special Definitions.  For purposes of this Section
	4(d), the following definitions apply:

			(A)	"Options" shall mean rights, options, or
		warrants to subscribe for, purchase or otherwise acquire either Common Stock or Convertible Securities (defined below).

			(B)	"Original issue Date" shall mean the date on
		which a share of Designated Preferred Stock was first issued.

			(C)	"Convertible Securities" shall mean any
		evidences of indebtedness, shares (other than Common Stock and Series A Preferred Stock) or other securities convertible into or exchangeable for Common Stock.

	(e)	Adjustments to Conversion Prices for Stock Dividends and
for Combinations or Subdivisions of Common Stock. In the event that this Corporation at any time or from time to time after the Original Issue Date shall declare or pay, without consideration, any dividend on the Common Stock payable in Common Stock or in any right to acquire Common Stock for no consideration, or shall effect a subdivision of the outstanding shares of Common Stock into a greater number of shares of Common Stock (by stock split, reclassification or otherwise than by payment of a dividend in Common Stock or in any right to acquire Common Stock), or in the event the outstanding shares of Common Stock shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Common Stock, then the Conversion Price for the Designated Preferred
Stock in effect immediately prior to such event shall, concurrently with the effectiveness of such event, be proportionately decreased or increased, as appropriate. In the event that this Corporation shall declare or pay, without consideration, any dividend on the Common Stock payable in any right to acquire Common Stock for no consideration, then the Corporation shall be deemed to have made a dividend payable in Common Stock in an amount of shares equal to the maximum number of shares issuable upon exercise of such rights to acquire Common Stock.

	(f)	Adjustments for Reclassification and Reorganization.  If
the Common Stock issuable upon conversion of the Designated Preferred Stock shall be changed into the same or a different number of shares of any other class or classes of stock or other securities or assets, whether by capital reorganization, reclassification, consolidation or merger of the Corporation with another corporation, or the sale of all or substantially all its assets to another corporation, or otherwise (other than a subdivision or combination of shares provided for in Section 4(e) above), then, as a condition of such reorganization, reclassification, consolidation, merger or sale, lawful and adequate provision shall be made whereby the holders of Designated Preferred Stock shall thereafter have the right to receive upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock of the Corporation immediately theretofore receivable upon the conversion of Designated Preferred Stock, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Common Stock equal to the number of shares of such Common
Stock immediately theretofore receivable upon the conversion of Designated Preferred Stock had such reorganization, reclassification, consolidation, merger or sale not taken place, plus all dividends unpaid and accumulated or accrued thereon to the date of such reorganization, reclassification, consolidation, merger or sale, and in any such case appropriate provision shall be made with respect to the rights and interests of the holders of Designated Preferred Stock to the end that the provisions hereof (including without limitation provisions for adjustments of the Conversion Price and of the number of shares receivable upon the conversion of Designated Preferred
Stock) shall thereafter be applicable, as nearly as may be in relation to any shares of stock, securities or assets thereafter receivable upon the conversion of Designated Preferred Stock. The Corporation shall not effect any such consolidation, merger or sale, unless prior to the consummation thereof the successor corporation
(if other than the Corporation) resulting from such consolidation or merger or the corporation purchasing such assets shall assume by written instrument executed and mailed to the holders of Designated Preferred Stock, at the last addresses of such holders appearing on the books of the Corporation, the obligation to deliver to such holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder may be entitled to receive.

	(g)	No Impairment.  The Corporation will not, by amendment
of its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 4 and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of the Designated Preferred Stock against impairment.

	(h)	Certificates as to Adjustments.  Upon the occurrence
of each adjustment or readjustment of any Conversion Price pursuant to this Section 4, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and prepare and furnish to each holder of Designated Preferred Stock a certificate executed by the Corporation's President or Chief Financial Officer setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Designated Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (i) such adjustments and readjustments, (ii) the Conversion Price for such series of Designated Preferred Stock at the time in effect, and (iii) the number of shares of Common Stock and the amount, if any, of other property which at the time would be received upon the conversion of the Designated Preferred Stock.

	(i)	Reservation of Stock Issuable Upon Conversion.  The
Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Designated Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Designated Preferred Stock; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Designated Preferred Stock, the Corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose, including, without limitation, engaging in best efforts to obtain the requisite stockholder approval of any necessary amendment to these Articles of Incorporation.

	(j)	Fractional Shares.  No fractional share shall be
issued upon the conversion of any share or shares of Designated Preferred Stock. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one share of Designated Preferred Stock by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of any fractional share. If, after the aforementioned aggregation, the conversion would result in the issuance of a fraction of a share of Common Stock, the Corporation shall, in lieu of issuing any fractional share, pay the holder otherwise entitled to such fraction a sum in cash equal to the fair market value of such fraction on the date of conversion (as determined in good faith by the Board of Directors).

	(k)	Notices.  Any notice required by the provisions of
this Section 4 to be given to the holders of shares of Designated Preferred Stock shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of the Corporation.

	(l)	Common Stock.  The term "Common Stock" shall mean
and include the Corporation's presently authorized Common Stock and shall also include any capital stock of any class of the Corporation hereafter authorized which shall not be limited to a fixed sum or percentage in respect of the rights of the holders thereof to participate in dividends or in the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Corporation; provided that the shares receivable pursuant to conversion of shares of Designated Preferred Stock shall include shares designated as Common Stock of the Corporation as of the date of issuance of such shares of Designated Preferred Stock, or, in case of any reclassification of the outstanding shares thereof, the stock, securities or assets provided for in subparagraph (f) above.




							EXHIBIT 3.3

		ARTICLES OF AMENDMENT
			TO THE
	 ARTICLES OF INCORPORATION, AS AMENDED
			  OF
		   SURGIDYNE, INC.

	The undersigned, the Chairman of the Board of Directors of Surgidyne, Inc., a Minnesota business corporation (the "Corporation") organized under the provisions of Minnesota Statutes, Chapter 302A, hereby certifies that at a meeting of the shareholders of the Corporation held on January 22, 2002, the shareholders of the Corporation duly amended the Articles of Incorporation of the Corporation, as amended, pursuant to Chapter 302A by amending
Article I and Article III thereof to read in its entirety as follows:

			ARTICLE I.

			 NAME.

	The name of this corporation is Surg II, Inc.

			ARTICLE III.

		     AUTHORIZED SHARES

		The aggregate number of shares that this Corporation has authority to issue is Two-Hundred Million (200,000,000) shares having no par value. Unless otherwise designated, all shares issued shall be designated as common shares. Each holder of common shares shall be entitled to one vote for each common share standing in his name on the books of the Corporation.
	The Board of Directors is authorized to adopt, by an affirmative vote of a majority of the directors present at a duly called meeting, a resolution or resolutions providing for the establishment of a class or series of authorized shares of the Corporation, setting forth the designation of and number of shares constituting the class or series of fixing the relative rights and preferences of the class or series. The Board of Directors may grant preemptive rights with respect to some or all of the shares not designated common shares.

	IN WITNESS WHEREFORE, I have hereunto set my hand this 22nd day of January, 2002.

					/s/ Theodore Johnson
					By:  Theodore A. Johnson
				Its:  Chairman of the Board of Directors

******************************************************************************
						  EXHIBIT 4.1

  COMMON STOCK							COMMON STOCK

			[Company Logo] SURGIDYNE, INC.
			  ["NAME CHANGED TO SURG II"
		 printed diagonally over "Surgidyne, Inc."]

	   INCORPORATED UNDER THE LAWS OF THE STATE OF MINNESOTA

								   86880Q 10 6
							    CUSIP  XXXXXX XX X
					    See reverse for certain definitions

THIS CERTIFIES THAT 			  is the owner and registered holder of


                    XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

						Countersigned and Registered:
					      WELLS FARGO BANK MINNESOTA, N.A.
					  	 Transfer Agent and Registrar
						   By
							 Authorized Signature



    	       XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX
     FULLY PAID AND NONASSESSABLE SHARES OF COMMON STOCK OF NO PAR VALUE OF -------------=================SURGIDYNE, INC.=================-------------

transferable only on the books of the corporation by the holder hereof in person or by a duly authorized attorney upon surrender of this certificate properly endorsed. This Certificate is not valid unless countersigned by the Transfer Agent and Registrar.
	WITNESS the facsimile signatures of its duly authorized officers.



Dated:

     /s/ William F. Gearhart				/s/ Charles B. McNeil
	  SECRETARY				 		PRESIDENT

		[GREEN BORDER DESIGN AROUND THE STOCK CERTIFICATE]
*****************************************************************************

	The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations.

TEN COM	   - as tenants in common  UNIF GIFT MIN ACT - .......Custodian.......
							  (Cust)     (Minor)
TEN ENT	   - as tenants by the enireties	 under Uniform Gifts to Minors

JT TEN	   - as joint tenants with right of
	     survivorship and not as tenants	 Act .........................
	     in common					     (State)
	     Additional abbreviations may also be used though not in the
		above list.


For value received _____ hereby sells, assign and transfer unto


  PLEASE INSERT SOCIAL SECUTIRY OR OTHER
     IDENTIFYING NUMBER OF ASSIGNEE


_____________________________________________________________________________


_____________________________________________________________________________
	   PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS OF ASSIGNEE

_____________________________________________________________________________


______________________________________________________________________SHARES

of the capital stock represented by the within Certificate, and do hereby irrevocably constitute and appoint


_____________________________________________________________________Attorney

to transfer the said stock on the books of the within-named Corporation with full power of substitution in the Premises.

Dated:				      _____________________________________

				      NOTICE THE SIGNATURE TO THIS AGREEMENT
				      MUST CORRESPOND WITH THE NAME AS
				      WRITTEN UPON THE FACE OF THE
				      CERTIFICATE IN EVERY PARTICULAR WITHOUT
				      ALTERATION OF ENLARGEMENT
   				      OR ANY CHANGE WHATSOEVER


SIGNATURE GUARANTEED