Form 10QSB
period 2002-03-31
SURGIDYNE INC
filed 2002-05-17
CIK 745788

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549
				 FORM 12b-25

			NOTIFICATION OF LATE FILING
							SEC FILE NUMBER
								   000-16686
							CUSIP NUMBER
								   86880Q 10 6
(Check One):
 [ ]Form 10-K and Form 10-KSB  [ ]Form 20-F  [ ]Form 11-K
	[X]Form 10-Q and Form 10-QSB  [ ]Form N-SAR

	For Period Ended: March 31, 2002
   [ ]Transition Report on Form 10-K   [ ]Transition Report on Form 10-Q
   [ ]Transition Report on Form 20-F   [ ]Transition Report on Form N-SAR
   [ ]Transition Report on Form 11-K
		For the Transition Period Ended:_____________________

Read attached instruction sheet before preparing form. Please Print or Type.

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
___________________________________________________________________________

PART I - Registrant Information

Surg II, Inc.
___________________________________________________________________________
Full Name of Registrant

Surg II, Inc.
___________________________________________________________________________
Former Name if Applicable

825 Southgate Office Plaza, 5001 W 80th Street
___________________________________________________________________________
Address of Principal Executive Office (Street and Number)

Bloomington, Minnesota 55437
___________________________________________________________________________
City, State and Zip Code

PART II - Rules 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

   	(a)	The reasons described in reasonable detail in Part III of
		this form could not be eliminated without unreasonable effort
		or expense;
    	(b)	The subject annual report, semi-annual report, transition
		report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or
[X]		portion thereof, will be filed on or before the fifteenth
		calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
	(c)	The accountant's statement or other exhibit required by Rule
		12b-25(c) has been attached if applicable.

PART III - Narrative

State below in reasonable detail the reasons why Forms 10-K and Form 10-KSB, 20-F, 11-K, 10-Q and Form 10-QSB, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

On January 22, 2002, the Registrant closed on the sale of all of its assets (except for cash and corporate records) to Sterion Incorporated (f/k/a Oxboro Medical, Inc.), a Minnesota corporation, as disclosed in the Form 8-K with a date of report of January 22, 2002. Subsequent to the sale, the Registrant has been evaluating the effects of this sale and its effect on the March 31, 2002 financials. Moreover, the Registrant signed a nonbinding letter of intent with Metalclad, Inc. on March 21, 2002 in which the Company has agreed to sell such number of shares of its authorized but unissued common stock as will insure Metalclad an ownership percentage of at least 90% of the shares of common stock outstanding (including the conversion of all preferred shares and warrants). The Company's limited staff has spent a large amount of their time attempting to finalize the Metalclad transaction and did not have adequate staffing to prepare the Form 10-QSB for three month period ended March 31, 2002 (the "Form 10-QSB") in a timely manner. For these reasons, the Registrant was unable to complete the Form 10-QSB prior to May 15, 2002 without unreasonable effort or expense.
					(Attach Extra Sheets if Needed)

PART IV - Other Information

(1)	Name and telephone number of person to contact in regard to this
	notification

	Theodore Johnson		(952)		830-1230
	______________________		_________	______________
	(Name)				(Area Code)	(Telephone Number)

(2)	Have all other periodic reports required under Section 13 or 15(d)
	of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).
		 				[X] Yes	 [ ] No

(3)	Is it anticipated that any significant change in results of
	operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the
	subject report or portion thereof?	[X] Yes	 [ ] No

	If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

	The Company is still in the process of finalizing its financial statements for the year ended March 31, 2002, and for these reasons can not make a reasonable estimate of changes in results of operations at this time. In addition, because of the net asset
	sale to Sterion on January 22, 2002, the Company has had no sales activity since that sale. Therefore, our sales for the quarter ended March 31, 2002 will be significantly less than in the same quarter in fiscal 2001.
____________________________________________________________________________

				Surg II, Inc.
       ______________________________________________________________
		(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date  May 15, 2002	  By    /s/ Theodore Johnson
       			        Theodore Johnson, Chief Executive Officer,
				Chairman of the Board and
				Principal Accounting Officer

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

				ATTENTION
	Intentional misstatements or omissions of fact constitute Federal
		 Criminal Violations (See 18 U.S.C. 1001).

			   GENERAL INSTRUCTIONS

1.	This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the
	General Rules and Regulations under the Securities Exchange Act of
	1934.

2.	One signed original and four conformed copies of this form and
	amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3.	A manually signed copy of the form and amendments thereto shall be
	filed with each national securities exchange on which any class of securities of the registrant is registered.

4.	Amendments to the notifications must also be filed on Form 12b-25
	but need to restate information that has been correctly furnished. The form shall be clearly identified an amended notification.

5.	Electronic Filers.  This form shall not be used by electronic filers
	unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (232.201 or 232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (232.13(b) of this chapter).