Form 10QSB/A
period 2002-03-31
SURGIDYNE INC
filed 2002-05-21
CIK 745788

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549

				FORM 10-QSB

(Mark One)
  [X]  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2002
  [ ]  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

Commission File Number 33-13058-C

			  -----------------------

				SURG II, INC.
		(Name of small business issuer in its charter)


     Minnesota					58-1486040
     (State or other jurisdiction of		(I.R.S. Employer
     incorporation of organization)		Identification Number)

	825 Southgate Plaza, 5001 W. 80th Street, Bloomington, MN  55437
		(Address if principal executive offices)

				(952) 830-1230
			 (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     [X]  YES       [ ]  NO

	7,447,085 shares of Common Stock, no par value, outstanding at
				March 31, 2002

Transitional Small Business Disclosure Format. [ ]  YES     [X]   NO



















		    PART I  -  FINANCIAL INFORMATION



ITEM  1.	FINANCIAL STATEMENTS


				SURG II, INC.

___________________________________________________________________________

CONTENTS 							       PAGE
___________________________________________________________________________

FINANCIAL STATEMENTS

	Balance sheets							3
	Statements of operations					5
	Statements of cash flows					6
	Notes to financial statements					7

____________________________________________________________________________
____________________________________________________________________________




















SURG II, INC.
BALANCE SHEETS


____________________________________________________________________________
	 				    March 31,		December 31,
				        2002 (unaudited)	    2001
___________________________________________________________________________
ASSETS
___________________________________________________________________________


Current Assets
    Cash				$      64,794	      $      8,150
    Accounts receivable, less
	allowance for doubtful
	accounts of $4,200 in 2001		-		    44,734
    Inventories					-		   124,712
    Prepaid expenses				2,776	 	    12,243
___________________________________________________________________________
	Total current assets	       	       67,570	   	   189,839
___________________________________________________________________________


Furniture and Equipment, at cost		-		   353,917
    Less accumulated depreciation
	 and amortization			-	  	   338,003
___________________________________________________________________________
	Total furniture and
	equipment				-		    15,914
___________________________________________________________________________


Other Assets
    Patents and trademarks, net
	of accumulated amortization
	of  $19,020 in 2001			-		    3,627
___________________________________________________________________________
         Total assets			$      67,570	      $   209,380

===========================================================================

See Notes to Financial Statements.















SURG II, INC.
BALANCE SHEETS (continued)

___________________________________________________________________________
	   				    March 31,	      December 31,
					2002 (unaudited)	 2001
LIABILITIES AND STOCKHOLDERS' DEFICIT
___________________________________________________________________________


Current Liabilities
   Current maturities of capital
	lease				  $        -		$    5,000
   Notes payable to officers
	and directors			           -		     8,474
    Other notes payable	 			20,000		    61,646
    Accounts payable                	   	38,475	           119,210
    Accrued expenses		   	   	30,000	  	    56,401
___________________________________________________________________________
	Total current liabilities   	   	88,475		   250,731
___________________________________________________________________________


Capital lease obligation,
	less current maturities			   -		     5,507
___________________________________________________________________________



Stockholders' Deficit
    Series A Preferred stock,
	authorized 1,600,000 shares;
	$400,000 liquidation preference,
	1,600,000 shares
        Issued and outstanding		      400,000		   400,000
    Common stock, no par value;
	authorized 200,000,000 shares;
	Issued and outstanding
	7,447,085 shares	            4,616,266	         4,606,266
    Accumulated deficit                    (5,037,171)	        (5,053,124)
___________________________________________________________________________
  	Total stockholders' deficit	      (20,905)   	   (46,858)
___________________________________________________________________________
              Total liabilities and
		stockholders' deficit  $       67,570	      $    209,380
___________________________________________________________________________


See Notes to Financial Statements














SURG II, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
___________________________________________________________________________
					       March 31,	  March 31,
Three Months Ended				 2002		    2001
___________________________________________________________________________

Net sales				$	33,133	      $    130,064

Cost of goods sold				31,524	  	    93,828
___________________________________________________________________________
	Gross profit				 1,609	  	    36,236


Operating expenses
    Research and development			 1,026		     3,548
    Sales and marketing				 2,977		     9,333
    General and administrative			39,039		    70,203
___________________________________________________________________________
        Total operating expenses                43,042	  	    83,084
___________________________________________________________________________

         Operating loss		       	       (41,433)	 	   (46,848)


Other Income (expense)
    Net gain on sale of net assets	        57,067
    Interest income				     1			14
    Interest expense			          (210)	  	    (1,185)
    Other					   528			32
___________________________________________________________________________
         Net income (loss)		   $    15,953	     $     (47,987)
===========================================================================
         Basic and diluted net income (loss)
		per common share	   $	   -	     $       (0.01)
===========================================================================
         Weighted average common shares
		outstanding-basic	     7,447,085	  	 7,447,085
===========================================================================
         Weighted average common shares
		outstanding-diluted	    10,647,085	 	 7,447,085
===========================================================================


See Notes to Financial Statements











SURG II, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

____________________________________________________________________________
						March 31,         March 31,
Three Months Ended				  2002		    2001
____________________________________________________________________________

Cash Flows from Operating Activities
    Net income (loss) 			    $    15,953	      $    (47,987)
    Adjustments to reconcile net
	income (loss) to net
      Cash provided by operating activities:
         Net gain on sale of net assets		(57,067)		-
         Depreciation and amortization		    -		    24,635
         Noncash compensation			 10,000 		-
         Changes in assets and liabilities,
		net of effect of sale of
		net assets:
            Accounts receivable			  6,267             (7,379)
            Inventories			          6,474             25,584
            Prepaid expenses			  9,467                (39)
            Accounts payable and
		accrued expenses		(33,556)            19,237
____________________________________________________________________________
        Net cash provided by (used in)
		operating activities		(42,462)	    14,051
____________________________________________________________________________


Cash Flows from Investing Activities
  Net proceeds from sale of net assets          149,226		       -

Cash Flows from Financing Activities
  Payments on notes payable		        (50,120)	       -
  Payments on capital lease obligation              -               (1,109)
____________________________________________________________________________
        Net cash used in financing
		activities 			(50,120)            (1,109)
____________________________________________________________________________
                Increase in cash		 56,644		    12,942


Cash:
    Beginning					  8,150		    33,924
____________________________________________________________________________
    Ending				  $      64,794       $     46,866
============================================================================

Supplemental Disclosures of Cash Flow Information
    Cash payments for interest	          $       6,105       $        623

Supplemental Disclosures of Non-cash Investing and Financing Activities
    Common stock warrant issued for
	services			  $      10,000       $        -


See Notes to Financial Statements








SURG II, INC.
____________________________________________________________________________
NOTES TO FINANCIAL STATEMENTS (unaudited)
____________________________________________________________________________

Note. 1	Financial Statements

The balance sheet as of March 31, 2002 and the statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position at March 31, 2002; the results of operations and cash flows for the three month periods ended
March 31, 2002 and March 31, 2001, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The balance sheet at December 31, 2001 has been taken from the audited financial statements at that date. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes there to included in the Company's form 10-KSB for the year ended December 31, 2001. Results of operations for the interim periods are not necessarily indicative of future financial conditions or operating results, especially considering the sales of net assets discussed in Note 2.


Note 2.  Sale of Net Operating Assets and Going Concern Considerations:

On January 22, 2002, pursuant to an agreement, the Company closed on the sale of substantially all of its net operating assets. The sale resulted in gross proceeds of $200,000 and a gain of approximately $4,000 after considering total transaction costs of $104,000 including $55,000 that were incurred and expensed in 2001. After the sale the Company has no sources of revenue as the net operating assets sold represent substantially all of its operations. The Company believes that the asset sale will enable the Company to seek a business combination or other transaction with an opportunity that will be more attractive than the Company's former wound drainage business. The Company hopes to utilize its remaining capital structure to attract a business opportunity that will maximize potential value to shareholders, see
Note 3. However, there can be no assurance that a business combination or similar transaction will occur. Moreover, without a source of revenues, the Company's ability to continue as a going concern is dependent on a business combination or other transaction occurring. The Company currently
has no continuing operations.   The financial statements do not reflect any
adjustments that might be necessary should the Company not remain as a going concern.

A summary of the asset sale is as follows:

Proceeds					$200,000
Transaction costs				 104,000
	Net proceeds			        $ 96,000
Less net book value of assets sold 		 (92,160)
	Gain				          $3,840

The actual gain recorded in the statements of operations for the three months ended March 31, 2002 is approximately $57,000 as $54,000 of the total transaction costs of $104,000 were incurred and expensed in 2001. The net proceeds of approximately $150,000 reflected in the accompanying March 31, 2002 statement of cash flows is comprised of the gross proceeds received of $200,000 less the transaction costs incurred and expensed in 2002 of approximately $50,000.

A summary of the net assets sold is as follows:

Accounts receivable			       $ 38,467
Inventories			 		118,238
Other assets	 		     		  3,627
Furniture and equipment                     	 15,914
Long-term debt			  	        (10,506)
Accounts payable			  	(73,580)
   Net assets sold			       $ 92,160

Because the Company sold all of its net operating assets, on a pro forma basis there would have been no sales in either period presented, assuming the transaction had been effective January 1, 2001.

Note 3. Letter of Intent with Metalclad Corporation Regarding Sale of Capital Stock

On March 21, 2002, the Company signed a non-binding letter of intent with Metalclad Corporation (NASDAQ: MTLC) to sell a majority ownership interest in the Company's capital stock to Metalclad or its subsidiary for $3,000,000 through the sale of a sufficient number of shares to provide Metalclad with 90% of the outstanding shares assuming the conversion of the Preferred shares outstanding, conversion of all warrants outstanding and any shares issued in connection with compensating investor's investment banker and executives and directors of the Company. Metalclad Corporation provides insulation and asbestos abatement services, primarily on the West Coast, to a wide range of industrial, commercial and public agency clients. The anticipated operation of the Company, as well as the board of director and officer positions, following such stock sale has not yet been determined. One officer of the Company currently owns less than one percent of the outstanding common stock of Metalclad Corporation.

The consummation of the sale of common stock to Metalclad Corporation is contingent upon the occurrence of a number of events, including completion of due diligence by Metalclad Corporation. There is no assurance that the Company will close on the sale of common stock to Metalclad Corporation.
If the Company does not close on the sale of common stock to Metalclad Corporation, it intends to continue to explore strategic opportunities for raising capital for the Company.


Note 4.	Income taxes

No income tax provision has been presented for the period ended March 31, 2002 due to the utilization of net operating losses.


Note 5.Net Earnings (Loss) Per Share

Basic per-share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive. Because the Company incurred a loss for the three month period ended March 31, 2001, the inclusion of the common stock equivalents in the calculation of the diluted loss per share would have an anti-dilutive effect. Therefore basic and diluted loss per share are the same in the three month period ended March 31, 2001. The diluted earnings per share calculation for the three month period ended March 31, 2002, includes the 3,200,000 shares of common stock resulting from the assumed conversion of the preferred stock.


ITEM 2.	   Management's Discussion and Analysis or Plan of Operations

Results of Operations - 2002 compared to 2001

Overview: On January 22, 2002, pursuant to an agreement and shareholder approval, the Company closed on the sale of substantially all of its net operating assets. The sale resulted in a gain of approximately $4,000 with gross cash proceeds of $200,000. See Note 2 to the financial statements for further information. After the sale the Company has no sources of revenue as the net operating assets sold represented substantially all of its operations. The Company believes that the asset sale will enable the Company to seek a business combination or other transaction with an opportunity that will be more attractive than the Company's former wound drainage business. The Company hopes to utilize its remaining capital structure to attract a business opportunity that will maximize potential value to shareholders. On March 21, 2002, the Company signed a non-binding letter of intent with Metalclad Corporation to sell a majority ownership interest in the Company's common stock, see Note 3 to the interim financial statements above. However, there can be no assurance that this transaction will close on terms acceptable to the Company. Moreover, without a source of revenues, the Company's ability to continue as a going concern is dependent on such a business combination or other transaction occurring.


Sales. Sales for the first three months of fiscal 2002 were $33,133, compared to $130,064 in fiscal 2001, a decrease of approximately 75%. This decrease was primarily related to the sale of net assets, as sales activity ceased after January 22, 2002.

Gross Profit. Gross profit expressed as a percentage of sales decreased from approximately 28% for the first three months of 2001 to approximately 5% for the same period in 2002 due primarily to less sales volume in which to spread certain fixed manufacturing costs.

Operating Expenses. Operating expenses decreased from $83,084 for the three-month period ended March 31, 2001 to $43,042 for the period ended March 31, 2002. The decrease was primarily the result of the sale of net assets, as operating activities ceased after January 22, 2002.

Liquidity and Capital Resources.
At March 31, 2002, the Company had a working capital deficit of $20,905 compared to working capital deficit of $60,892 at December 31, 2001. The slight improvement in the working capital deficit was primarily the result of the proceeds form the net asset sale as offset by payments made to retire notes payable and satisfy other operating liabilities.

The net cash used in operating activities for the three month period ended March 31, 2002 of $42,462 was comprised of the net income of $15,953 offset by the net gain on asset sale of $57,067, noncash compensation of $10,000 and the negative net change in operating assets and liabilities of $11,348. Net cash from investing activities was comprised of the net proceeds received from the net asset sale. Net cash used in financing activities was the result of payments made to retire the note payable obligations.

As discussed in the overview above, the ability of the Company to continue as a going concern and its short-term liquidity is dependent upon obtaining additional debt and/or equity financing to fund a business combination or other transaction. The Company hopes to utilize its remaining capital structure to attract a business opportunity that will maximize potential value to shareholders. However, there can be no assurance that the possible sale of Company's common stock to Metalclad Corporation, as discussed above and in Note 3 to the interim financial statements, will actually close. Moreover, without a source of revenues, the Company's ability to continue as a going concern is dependent on a business combination or other transaction occurring. Without raising additional debt or equity, the Company may be forced to cease any further activities in the near term.

Recently Issued Accounting Pronouncements
In July 2001, FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The adoption of these pronouncements did not have a material effect on its financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

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

Forward-looking statements contained in this annual report on Form 10-QSB, including without limitation in Management's Discussion and Analysis, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-KSB and other recent filings with the Securities and Exchange Commission. Additional factors that could cause results to differ materially include but are not limited to, the Company's ability to consummate the sale of capital stock to Metalclad Corporation or to identify, negotiate and consummate another transaction that raises capital for the Company if the stock sale to Metalclad Corporation is not completed. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company are expressly qualified by these cautionary statements. In addition, the Company disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Risk Factors
	The Company may not consummate the sale of common stock to Metalclad Corporation. There is no assurance that the Company will close on the sale of common stock to Metalclad Corporation or that, if consummated, it will be on as favorable terms as contemplated by the Letter of Intent.
If the Company does not close with Metalclad Corporation it intends to continue to explore strategic opportunities for raising capital for the Company. However, there can be no assurance that the Company will be able to complete a transaction with another operating business. Further, even if such a transaction is completed with Metalclad Corporation or another operating business, there can be no assurances that the market price of the Company's common stock will improve.

	The Company has no current operations. The Company sold all its net operating assets in January 2002. Therefore the Company has no sources of revenues and essentially no operating activities. The Company's continuing existence is dependent upon either closing on the pending transaction with Metalclad or consummating a similar transaction in the near term.

	The Company's current shareholders will be diluted if we close on the sale of common stock to Metalclad Corporation. The sale of shares of the Company's common stock to Metalclad Corporation will immediately reduce the percentage ownership of our then current shareholders.

	The Company's current shareholders may be diluted if the Company is successful in its efforts to convert outstanding preferred stock into common stock and to have certain of its outstanding warrants exercised. The Company intends to make a proposal to its preferred shareholders to convert each share of preferred stock into two shares of common stock. In addition, the Company intends to make a proposal to some of its warrant holders to exercise their warrants such that a certain number of warrants will be cancelled in exchange for a certain number of shares of the Company's common stock, and no cash would be paid for such exercise and exchange. The issuance of the Company's common stock upon such preferred share conversions and warrant exercises may cause our shareholders to incur substantial dilution in net book value per share of common stock.


PART II.	OTHER INFORMATION

ITEMS 1, 2, 3 and 5.  Not Applicable.

ITEM 4.  	Submission of Matters to a Vote of Security Holders

	(a)	A special meeting of the shareholders of the Company was held on January 22, 2002.

	(c)	At the meeting, the shareholders approved the following
items: (i) the sale of substantially all of the assets of the Company pursuant to the Asset Purchase Agreement by and between the Company and Oxboro Medical, Inc. (n/k/a Sterion Incorporated) dated October 4, 2001, as amended - 5,906,249 shares voting For, 1,500 shares voting Against and 27,250 shares Abstaining; (ii) an amendment to the Company's Articles of Incorporation to increase from the number of authorized shares to 200,000,000 -5,889,049 shares voting For, 18,200 shares voting Against and 27,750 shares Abstaining; (iii) an amendment to the Company's Articles of Incorporation to change the Company's name to Surg II, Inc. - 5,905,249 shares voting For, 1,500 shares voting Against and 28,250 shares Abstaining.


ITEM 6.		Exhibits and Reports on Form 8-K

		(a)	Listing of Exhibits:

			4.2	Secured Promissory Note to Gray, Plant,
				Mooty, Mooty & Bennett, P.A.

		(b)	Reports on Form 8-K

		A Form 8-K was filed on February 6, 2002 regarding the January 22, 2002 sale of net operating assets.

                           -----------------------



				SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SURG II, INC.
(Registrant)



Date:  May 17, 2002   				/s/  Theodore A. Johnson
						By: Theodore A. Johnson
						President and Principal
						Accounting Officer









								EXHIBIT 4.2

			SECURED PROMISSORY NOTE


$20,000							January 22, 2002


	FOR VALUE RECEIVED, the undersigned Maker promises to pay to Gray, Plant, Mooty, Mooty & Bennett, P.A., at 3400 City Center, 33 South Sixth Street, Minnesota, or such other place as the holder of this Note may designate in writing to Maker, the principal sum of Twenty Thousand Dollars ($20,000). Principal is due and payable in lawful money of the United States of America.

	Principal is due and payable on demand on the earlier of a) such time as the Maker completes in one or more offerings of debt or equity which in part or in aggregate equals or exceeds Fifty Thousand Dollars, b) at any time after January 22, 2003, or c)immediately in the event Maker makes an assignment for the benefit of creditors or become insolvent, either because its liabilities exceed its assets or it is unable to pay its debts as they become due, or d) immediately, if a default occurs under the terms of any other transaction document or e) immediately if it fails to satisfy or appeal any judgment against it.

	Therefore by way of example, if the Company raises $25,000 on January 30, 2001 and $30,000 on February 15, 2001 the Principal on this note will be due on February 15, 2001.

	This Note may be fully or partially prepaid at any time during the term of this Note without penalty or premium.

	Maker waives presentment, dishonor, protest, demand, diligence, notice of protest, notice of demand, notice of dishonor, notice of nonpayment, and any other notice of any kind otherwise required by law in connection with the delivery, acceptance, performance, default, enforcement or collection of this Note and expressly agrees that this Note, or any payment hereunder, may be extended or subordinated (by forbearance or otherwise) at any time, without in any way affecting the liability of Maker.

	Maker agrees to pay on demand all costs of collecting or enforcing payment under this Note, including attorneys' fees and legal expenses, whether suit be brought or not, and whether through courts of original jurisdiction, courts of appellate jurisdiction, or bankruptcy courts, or through other legal proceedings.

	This Note may not be amended or modified, nor shall any waiver of any provision hereof be effective, except only by an instrument in writing signed by the party against whom enforcement of any amendment, modification, or waiver is sought.

	If this Note is signed by more than one person as Maker, the term "Maker" shall refer to each of them separately and to both or all of them jointly and all such persons shall be bound both severally and jointly with the other(s).

	This Note shall be governed by and construed according to the laws of the State of Minnesota without regard to the conflict of laws and principles thereof.


						MAKER:


						SURGIDYNE, INC.



						By       /s/ Ted Johnson
						Ted Johnson, Chairman and CEO