Form 10QSB
period 2002-06-30
SURG II INC
filed 2002-08-13
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from _________ to _________

Commission File Number 0-16686

SURG II, INC.

(Name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation of organization)	58-1486040 (I.R.S. Employer Identification Number)

800 Nicollet Mall, Suite 2690, Minneapolis MN 55402
(Address of principal executive offices)

(612) 333-0614
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES      NO

159,667,085 shares of Common Stock, no par value, were outstanding at
August 1, 2002

Transitional Small Business Disclosure Format.        YES      NO

SURG II, INC.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001 (audited)	3

Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)	4

Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (unaudited)	5

Notes to financial statements (unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	7

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	9

Item 6. Exhibits and Reports on 8-K	9

SIGNATURES	10

PART I

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SURG II, INC.
BALANCE SHEETS

	June 30,	December 31,
	2002 (unaudited)	2001 (audited)

ASSETS

Current Assets

Cash	$2,886,367	$8,150

Accounts receivable, less allowance for doubtful accounts of $4,200 as of December 31, 2001	—	44,734

Inventory	—	124,712

Prepaid expenses	—	12,243

Total current assets	2,886,367	189,839

Furniture and Equipment, at cost	—	353,917

Less accumulated depreciation and amortization	—	338,003

Total furniture and equipment	—	15,914

Other Assets

Patents and trademarks, net of accumulated amortization of $19,020 as of December 31, 2001	—	3,627

Total assets	$2,886,367	$209,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Current maturities of capital lease	$—	$5,000

Notes payable to officers and directors	—	8,474

Other notes payable	—	61,646

Accounts payable	8,671	119,210

Accrued expenses	—	56,401

Total current liabilities	8,671	250,731

Capital Lease Obligation, Less Current Maturities	—	5,507

Stockholders’ Equity (Deficit)

Series A preferred stock, 1,600,000 shares authorized; $400,000 liquidation preference, 1,600,000 shares issued and outstanding as of December 31, 2001	—	400,000

Common stock, no par value; 200,000,000 shares authorized; 159,667,085 and 7,447,085 issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	7,956,266	4,606,266

Accumulated deficit	(5,078,570)	(5,053,124)

Total stockholders’ equity (deficit)	2,877,696	(46,858)

Total liabilities and stockholders’ equity (deficit)	$2,886,367	$209,380

See Notes to Financial Statements

SURG II, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30	June 30	June 30	June 30
	2002	2001	2002	2001

Net Sales	$—	$96,036	$33,133	$226,099

Cost of Goods Sold	—	71,804	31,524	165,632

Gross profit	—	24,232	1,609	60,467

Operating Expenses

Research and development	—	3,414	1,026	6,962

Sales and marketing	—	7,981	2,977	17,315

General and administrative	52,528	45,068	91,567	115,271

Total operating expenses	52,528	56,463	95,570	139,548

Operating loss	(52,528)	(32,231)	(93,961)	(79,081)

Other Income (Expense)

Net gain on sale of net assets	5,058	—	62,125	—

Interest income	6,071	12	6,072	26

Interest expense	—	(1,322)	(210)	(2,507)

Other	—	658	528	690

Net loss	$(41,399)	$(32,883)	$(25,446)	$(80,872)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding-basic and diluted	60,974,997	7,447,085	34,358,908	7,447,085

See Notes to Financial Statements

SURG II, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended

	June 30, 2002	June 30, 2001

Cash Flows from Operating Activities

Net loss	$(25,446)	$(80,872)

Adjustments to reconcile net loss to net cash provided by operating activities:

Net gain on sale of net assets	(62,125)	—

Depreciation and amortization	—	2,907

Amortization of prepaid consulting expenses	—	38,635

Non-cash compensation	10,000	—

Changes in assets and liabilities, net of effect of sale of net assets:

Accounts receivable	6,267	(8,366)

Inventory	6,474	33,871

Prepaid expenses	12,243	(5,708)

Accounts payable and accrued expenses	(88,302)	14,992

Net cash used in operating activities	(140,889)	(4,541)

Cash Flows from Investing Activities

Net proceeds from sale of net assets	149,226	—

Cash Flows from Financing Activities

Net proceeds from sale of common stock	2,940,000	—

Payments on notes payable	(70,120)	(5,546)

Payments on capital lease obligation	—	(2,242)

Net cash provided by (used in) financing activities	2,869,880	(7,788)

Increase (decrease) in cash	2,878,217	(12,329)

Cash:

Beginning	8,150	33,924

Ending	$2,886,367	$21,595

Supplemental Disclosures of Cash Flow Information

Cash payments for interest	$6,105	$1,383

Supplemental Disclosures of Non-cash Investing and Financing Activities

Conversion of preferred stock to common stock	$400,000	$—

See Notes to Financial Statements

SURG II, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)

Note. 1 Financial Statements:

The accompanying unaudited financial statements of Surg II, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 2. Sale of Net Operating Assets:

On January 22, 2002, pursuant to an agreement, the Company closed on the sale of substantially all of its net operating assets. The sale resulted in gross proceeds of $200,000 and a gain of approximately $4,000 after considering total transaction costs of $104,000 including $55,000 that were incurred and expensed in 2001. After the sale the Company has no sources of revenue as the net operating assets sold represent substantially all of its operations. The Company anticipates utilizing its remaining capital structure to attract a business opportunity with potential value to shareholders, see Note 3. However, there can be no assurance that a business combination or similar transaction will occur. The Company currently has no continuing operations.

A summary of the asset sale is as follows:

Proceeds	$200,000

Transaction costs	104,000

Net proceeds	$96,000

Less net book value of assets sold	(87,102)

Gain	$8,898

The actual gain recorded in the statements of operations for the six months ended June 30, 2002 was approximately $62,000 as $54,000 of the total transaction costs of $104,000 were incurred and expensed in 2001. The net proceeds of approximately $150,000 reflected in the accompanying June 30, 2002 statement of cash flows is comprised of the gross proceeds received of $200,000 less the transaction costs incurred and expensed in 2002 of approximately $50,000.

A summary of the net assets sold is as follows:

Accounts receivable	$38,467

Inventories	118,238

Other assets	3,627

Furniture and equipment	15,914

Long-term debt	(10,506)

Accounts payable	(78,638)

Net assets sold	$87,102

Because the Company sold all of its net operating assets, on a pro forma basis there would have been no sales in any period presented, assuming the transaction had been effective January 1, 2001.

Note 3. Sale of Capital Stock to Entrx Corporation (formerly Metalclad Corporation):

On May 30, 2002, Entrx Corporation (“Entrx”) acquired 145,000,000 shares of common stock, constituting approximately 90% of the outstanding shares of the Company for $3,000,000 invested into the Company. Entrx plans to use the Company for an acquisition of a yet uncommitted business enterprise.

Note 4. Net Loss Per Share:

The loss per share amounts for the three and six months ended June 30, 2002 and June 30, 2001 were computed by dividing the net loss by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock warrants could potentially dilute basic and diluted earnings per share in subsequent periods.

All stock warrants were anti-dilutive as of June 30, 2002 and 2001.

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

All statements, other than statements of historical fact, included in this Form 10-QSB, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Surg II, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, the ability of the Company to acquire a business enterprise and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-QSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations – Three and Six Months Ended June 30, 2002 and 2001

Overview: On January 22, 2002, pursuant to an agreement and shareholder approval, the Company closed on the sale of substantially all of its net operating assets. The sale resulted in a gain of approximately $9,000 with gross cash proceeds of $200,000. See Note 2 to the financial statements for further information. After the sale the Company has no sources of revenue as the net operating assets sold represented substantially all of its operations. On May 30, 2002, Entrx Corporation (“Entrx”), an unrelated company, acquired 145,000,000 shares of common stock, constituting approximately 90% of the outstanding shares of the Company for $3,000,000 invested into the Company. Entrx plans to use the Company for the acquisition of a yet uncommitted business enterprise.

Sales. There were no sales for the three months ended June 30, 2002 compared with sales of $96,000 for the comparable period in 2001. Sales for the six months ended June 30, 2002 were $33,000, compared to $226,000 for the same period in 2001, a decrease of approximately 85%. These decreases were primarily related to the sale of net assets, as sales activity ceased after January 22, 2002.

Cost of Goods Sold and Gross Profit. Due to the sale of the net assets, there was no cost of goods sold for the three months ended June 30, 2002 and cost of goods sold was $32,000 for the six months ended June 30, 2002. For the three and six months ended June 30, 2001 cost of goods sold was $72,000 and $166,000, respectively. Gross profit expressed as a percentage of sales was approximately 25% for the three months ended June 30, 2001 and was 5% for the six months ended June 30, 2002 compared to 27% for the same period in 2001. The decreases were due primarily to less sales volume in 2002 in which to spread certain fixed manufacturing costs.

Operating Expenses. Operating expenses decreased from $56,000 for the three-month period ended June 30, 2001 to $53,000 for the three-month period ended June 30, 2002, a 7% decrease. For the six months ended June 30, 2002, operating expenses were $96,000 compared to $140,000 for the six months ended June 30, 2001, a 32% decrease. The decreases were primarily the result of the sale of net assets, as operating activities ceased after January 22, 2002.

Interest Income and Expense. Net interest income for the three and six months ended June 30, 2002 was $6,000 as compared to net interest expense of $1,000 and $2,000 for the three and six months ended June 30, 2001, respectively. The increase in net interest income is primarily the result of higher cash balances due to the sale of common stock to Entrx Corporation.

Net Loss. As a result of the above factors, the Company experienced a net loss of $41,000, or $0.00 per share, and $25,000, or $0.00 per share, for the three and six months ended June 30, 2002, respectively, compared with a net loss of $33,000, or $0.00 per share, and $81,000, or $0.01 per share, for the three and six months ended June 30, 2001.

Liquidity and Capital Resources:

As of June 30, 2002, the Company had working capital of $2,878,000 compared to a working capital deficit of $61,000 as of December 31, 2001. The increase in working capital was primarily the result of the net proceeds from the sale of common stock to Entrx Corporation.

For the six month period ended June 30, 2002, the net cash used in operating activities was $141,000 compared with net cash used in operating activities of $5,000 for the six months ended June 30, 2001. The negative cash flows from operating activities were primarily the result of funding operating losses. In addition, during the six months ended June 30, 2002, the Company used cash to decrease accounts payable and accrued expenses. These uses were partially offset by non-cash compensation expense and decreases in accounts receivable, inventory and prepaid expenses. During the six months ended June 30, 2001, the use of cash to fund operating losses was partially offset by a decrease in inventory, an increase in accounts payable and accrued expenses and non-cash expenses for amortization of prepaid consulting.

Net proceeds from investing activities provided $149,000 of cash for the six months ended June 30, 2001 due to the net proceeds received from the net asset sale.

Financing activities provided $2,870,000 of cash for the six months ended June 30, 2002 and used $8,000 of cash for the six months ended June 30, 2001. Net proceeds from the sale of common stock, offset by payments on notes payable, was the source of the financing funds provided in 2002. For the six months ended June 30, 2001 payments on notes payable used $6,000 of cash and payments on the capital lease obligation used $2,000 of cash.

As discussed in the overview above, the Company anticipates utilizing its remaining capital structure to attract a business opportunity that will maximize potential value to shareholders. However, there can be no assurance that a business combination or similar transaction will occur. The Company currently has no continuing operations.

Critical Accounting Policies

         Our significant accounting policies are described in Note 1 to the financial statements included in our annual report for the year ended December 31, 2001. The accounting policies used in preparing our interim 2002 condensed financial statements are the same as those described in our annual report.

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after

December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s consolidated financial position or results of operations.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         On May 30, 2002, the Company sold 145,000,000 shares (the “shares”) of its authorized but previously unissued shares of no par value common stock for $3,000,000 in cash, to Entrx Corporation (formerly Metalclad Corporation), in reliance upon the exemption from registration provided under section 4(2) of the Securities Act of 1933, as amended. Entrx Corporation is an accredited investor and acquired the shares for investment.

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         On June 6, 2002 the Company filed a Form 8-K disclosing the transaction described in Item 2 above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURG II, INC

Date:	August 13, 2002	/s/ Kenneth W. Brimmer

By: Kenneth W. Brimmer President and Chief Executive Officer

Date:	August 13, 2002	/s/ Brian D. Niebur

By: Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)