Form 10QSB
period 2002-09-30
SURG II INC
filed 2002-11-07
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(612) 333-0614
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES      NO

4,348,720 shares of Common Stock, $.01 par value, were outstanding at
November 1, 2002

Transitional Small Business Disclosure Format.        YES      NO

SURG II, INC.

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001 (audited)	3
Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)	4
Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (unaudited)	5
Notes to financial statements (unaudited)	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	7
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	9
Item 6. Exhibits and Reports on 8-K	10
SIGNATURES AND CERTIFICATIONS	10

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SURG II, INC.
BALANCE SHEETS

	September 30,	December 31,
	2002 (unaudited)	2001 (audited)

ASSETS
Current Assets
Cash	$3,198,681	$8,150
Accounts receivable, less allowance for doubtful accounts of $4,200 as of December 31, 2001	—	44,734
Inventory	—	124,712
Prepaid expenses	13,500	12,243

Total current assets	3,212,181	189,839

Furniture and Equipment, at cost	—	353,917
Less accumulated depreciation and amortization	—	338,003

Total furniture and equipment	—	15,914

Other Assets
Patents and trademarks, net of accumulated amortization of $19,020 as of December 31, 2001	—	3,627

Total assets	$3,212,181	$209,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Current maturities of capital lease obligation	$—	$5,000
Notes payable to officers and directors	—	8,474
Other notes payable	—	61,646
Accounts payable	40,573	119,210
Accrued expenses	—	56,401

Total current liabilities	40,573	250,731

Capital Lease Obligation, Less Current Maturities	—	5,507

Stockholders’ Equity (Deficit)
Series A preferred stock, 1,600,000 shares authorized; $400,000 liquidation preference, 1,600,000 shares issued and outstanding as of December 31, 2001	—	400,000
Common stock, $.01 par value; 5,000,000 shares authorized; 4,348,720 and 186,177 issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	43,487	1,862
Additional paid-in capital	8,212,779	4,604,404
Accumulated deficit	(5,084,658)	(5,053,124)

Total stockholders’ equity (deficit)	3,171,608	(46,858)

Total liabilities and stockholders’ equity (deficit)	$3,212,181	$209,380

See Notes to Financial Statements

SURG II, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended

	September 30	September 30	September 30	September 30
	2002	2001	2002	2001

Net Sales	$—	$121,156	$33,133	$347,256
Cost of Goods Sold	—	108,926	31,524	274,558

Gross profit	—	12,230	1,609	72,698
Operating Expenses
Research and development	—	3,224	1,026	10,185
Sales and marketing	—	8,534	2,977	25,849
General and administrative	23,507	34,737	115,073	150,008

Total operating expenses	23,507	46,495	119,076	186,042

Operating loss	(23,507)	(34,265)	(117,467)	(113,344)
Other Income (Expense)
Net gain on sale of net assets	—	—	62,125	—
Interest income	17,419	11	23,490	37
Interest expense	—	(1,199)	(210)	(3,709)
Other	—	39	528	730

Net loss	$(6,088)	$(35,414)	$(31,534)	$(116,286)

Basic and diluted loss per common share	$(0.00)	$(0.19)	$(0.02)	$(0.62)

Weighted average common shares outstanding-basic and diluted	4,014,969	186,177	1,922,532	186,177

See Notes to Financial Statements

SURG II, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended

	September 30,	September 30,
	2002	2001

Cash Flows from Operating Activities
Net loss	$(31,534)	$(116,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gain on sale of net assets	(62,125)	—
Depreciation and amortization	—	4,360
Amortization of prepaid consulting expenses	—	38,636
Non-cash compensation	10,000	—
Changes in assets and liabilities, net of effect of sale of net assets:
Accounts receivable	6,267	(34,757)
Inventory	6,474	71,023
Prepaid expenses	(1,257)	(1,149)
Accounts payable and accrued expenses	(56,400)	20,563

Net cash used in operating activities	(128,575)	(17,610)

Cash Flows from Investing Activities
Net proceeds from sale of net assets	149,226	—

Cash Flows from Financing Activities
Net proceeds from sale of common stock	3,240,000	—
Payments on notes payable	(70,120)	(5,546)
Payments on capital lease obligation	—	(3,401)

Net cash provided by (used in) financing activities	3,169,880	(8,947)

Increase (decrease) in cash	3,190,531	(26,557)
Cash:
Beginning	8,150	33,924

Ending	$3,198,681	$7,367

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$6,105	$7,011
Supplemental Disclosures of Non-cash Investing and Financing Activities
Conversion of preferred stock to common stock	$400,000	$—

See Notes to Financial Statements

SURG II, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1. Financial Statements:

The accompanying unaudited financial statements of Surg II, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 2. Sale of Net Operating Assets:

On January 22, 2002, pursuant to an agreement, the Company closed on the sale of substantially all of its net operating assets. The sale resulted in gross proceeds of $200,000 and a gain of approximately $9,000 after considering total transaction costs of $104,000 including $55,000 that were incurred and expensed in 2001. After the sale the Company has no sources of revenue as the net operating assets sold represent substantially all of its operations. The Company anticipates utilizing its remaining capital structure to attract a business opportunity with potential value to shareholders, see Note 3. However, there can be no assurance that a business combination or similar transaction will occur. The Company currently has no continuing operations.

A summary of the asset sale is as follows:

Proceeds	$200,000
Transaction costs	104,000

Net proceeds	$96,000
Less net book value of assets sold	(87,102)

Gain	$8,898

The actual gain recorded in the statements of operations for the nine months ended September 30, 2002 was approximately $62,000 as $55,000 of the total transaction costs of $104,000 were incurred and expensed in 2001. The net proceeds of approximately $150,000 reflected in the accompanying September 30, 2002 statement of cash flows is comprised of the gross proceeds received of $200,000 less the transaction costs incurred and expensed in 2002 of approximately $50,000.

A summary of the assets sold and liabilities assumed is as follows:

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

Note 3. Sale of Capital Stock to Entrx Corporation (formerly Metalclad Corporation):

On May 30, 2002, Entrx Corporation (“Entrx”) acquired 3,625,000 shares of common stock, constituting approximately 90% of the outstanding shares of the Company for $3,000,000 invested into the Company.

On September 25, 2002, Entrx acquired an additional 357,142 shares of common stock for $300,000 invested into the Company.

Note 4. Reverse Stock Split

On September 23, 2002, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-40 and a change in the par value from none to $.01 per share. The reverse split and change in par value became effective with respect to shareholders of record at the close of business on October 4, 2002. In lieu of fractional shares, shareholders will receive a cash payment. Stockholders equity has been restated to give retroactive recognition of the reverse split and change in par value for all periods presented by reclassifying to additional paid-in capital the amount in excess of the par value of the outstanding shares. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

Note 5. Net Loss Per Share:

The loss per share amounts for the three and nine months ended September 30, 2002 and September 30, 2001 were computed by dividing the net loss by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Anti-dilutive common equivalent shares issuable based on future exercise of stock warrants could potentially dilute basic and diluted earnings per share in subsequent periods.

All stock warrants were anti-dilutive as of September 30, 2002 and 2001.

Note 6. Subsequent Event:

On October 18, 2002, Entrx paid a dividend to its shareholders of record as of October 11, 2002 of one share of Surg II’s $0.01 par value common stock for each 2 shares of Entrx common stock held.

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

Results of Operations — Three and Nine Months Ended September 30, 2002 and 2001

Overview: On January 22, 2002, pursuant to an agreement and shareholder approval, the Company closed on the sale of substantially all of its net operating assets. The sale resulted in a gain of approximately $9,000 with gross cash proceeds of

$200,000. See Note 2 to the financial statements for further information. After the sale the Company has no sources of revenue as the net operating assets sold represented substantially all of its operations. On May 30, 2002, Entrx Corporation (“Entrx”), an unrelated company, acquired 3,625,000 shares of common stock, constituting approximately 90% of the outstanding shares of the Company for $3,000,000 invested into the Company, and on September 25, 2002 acquired an additional 357,142 share for $300,000 invested into the Company.

Sales. There were no sales for the three months ended September 30, 2002 compared with sales of $121,000 for the comparable period in 2001. Sales for the nine months ended September 30, 2002 were $33,000, compared to $347,000 for the same period in 2001, a decrease of approximately 90%. These decreases were primarily related to the sale of net assets, as sales activity ceased after January 22, 2002.

Cost of Goods Sold and Gross Profit. Due to the sale of the net assets, there was no cost of goods sold for the three months ended September 30, 2002 and cost of goods sold was $32,000 for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2001 cost of goods sold was $109,000 and $275,000, respectively. Gross profit expressed as a percentage of sales was approximately 10% for the three months ended September 30, 2001 and was 5% for the nine months ended September 30, 2002 compared to 21% for the same period in 2001. The decreases were due primarily to less sales volume in 2002 over which to spread certain fixed manufacturing costs.

Operating Expenses. Operating expenses decreased from $46,000 for the three-month period ended September 30, 2001 to $24,000 for the three-month period ended September 30, 2002, a 49% decrease. For the nine months ended September 30, 2002, operating expenses were $119,000 compared to $186,000 for the nine months ended September 30, 2001, a 36% decrease. The decreases were primarily the result of the sale of net assets, as operating activities ceased after January 22, 2002.

Interest Income and Expense. Net interest income for the three and nine months ended September 30, 2002 was $17,000 and $23,000, respectively, as compared to net interest expense of $1,000 and $4,000 for the three and nine months ended September 30, 2001, respectively. The increase in net interest income is primarily the result of higher cash balances due to the sale of common stock to Entrx Corporation.

Net Loss. As a result of the above factors, the Company experienced a net loss of $6,000, or $0.00 per share, and $32,000, or $0.02 per share, for the three and nine months ended September 30, 2002, respectively, compared with a net loss of $35,000, or $0.19 per share, and $116,000, or $0.62 per share, for the three and nine months ended September 30, 2001.

Liquidity and Capital Resources:

The Company is seeking to acquire a business which the Company believes would be expected to have potential for growth. The Company has been seeking such businesses, and has been negotiating with various parties for such an acquisition. The Company will continue to engage in such negotiations, and will publicly announce any definitive agreement entered into for the acquisition of any new business shortly after reaching such an agreement.

As of September 30, 2002, the Company had working capital of $3,172,000 compared to a working capital deficit of $61,000 as of December 31, 2001. The increase in working capital was primarily the result of the net proceeds from the sale of common stock to Entrx Corporation.

For the nine month period ended September 30, 2002, the net cash used in operating activities was $129,000 compared with net cash used in operating activities of $18,000 for the nine months ended September 30, 2001. The negative cash flows from operating activities were primarily the result of funding operating losses. In addition, during the nine months ended September 30, 2002, the Company used cash to decrease accounts payable and accrued expenses. These uses were partially offset by non-cash compensation expense and decreases in accounts receivable and inventory. During the nine months ended September 30, 2001, in addition to the use of cash to fund operating losses an increase in accounts receivable also used cash. These uses were partially offset by a decrease in inventory, an increase in accounts payable and accrued expenses and non-cash expenses for amortization of prepaid consulting.

Net proceeds from investing activities provided $149,000 of cash for the nine months ended September 30, 2002 due to the net proceeds received from the net asset sale.

Financing activities provided $3,170,000 of cash for the nine months ended September 30, 2002 and used $9,000 of cash for the nine months ended September 30, 2001. Net proceeds from the sale of common stock, offset by payments on notes payable, was the source of the financing funds provided in 2002. For the nine months ended September 30, 2001 payments on notes payable used $6,000 of cash and payments on the capital lease obligation used $3,000 of cash.

As discussed above, the Company anticipates utilizing its remaining capital structure to attract a business opportunity that will maximize potential value to shareholders. However, there can be no assurance that a business combination or similar transaction will occur. The Company currently has no continuing operations. Management believes that its cash should be sufficient to satisfy its cash requirements for the next twelve months.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the financial statements included in our annual report for the year ended December 31, 2001. The accounting policies used in preparing our interim 2002 condensed financial statements are the same as those described in our annual report.

Recently Issued Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002. The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company’s financial position or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     On September 25, 2002, Entrx acquired an additional 357,142 shares of common stock for $300,000 invested into the Company.

     On October 4, 2002, the Company reverse split its no par value common stock one share for each forty shares held. At the same time, the Company changed the par value of its common stock from none to $.01 per share.

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On July 16, 2002 the Company filed a Form 8-K disclosing that it had engaged Virchow, Krause & Company, LLP to audit its financial statements for the year ending December 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURG II, INC

Date:	November 7, 2002	/s/ Kenneth W. Brimmer

By: Kenneth W. Brimmer President and Chief Executive Officer

Date:	November 7, 2002	/s/ Brian D. Niebur

By: Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Kenneth W. Brimmer, certify that:

1. I have reviewed this quarterly report on 10-QSB of Surg II, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002	/s/ Kenneth W. Brimmer

By: Kenneth W. Brimmer President and Chief Executive Officer

I, Brian D. Niebur, certify that:

1. I have reviewed this quarterly report on 10-QSB of Surg II, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002	/s/ Brian D. Niebur

By: Brian D. Niebur Chief Financial Officer