Form 10QSB/A
period 2002-09-30
SURG II INC
filed 2002-11-21
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from                 to

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

Transitional Small Business Disclosure Format.             YES       X    NO

EXPLANATORY NOTE
PART I
SIGNATURES
CERTIFICATIONS
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.1 Certification Pursuant to 18 USC Sec. 1350

EXPLANATORY NOTE

     This Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the “Report”) is being filed solely to include Item 3 of Part I, which was inadvertently omitted from the original filing of the Report.

     This Form 10-QSB/A constitutes Amendment No. 1 to the Report.

PART I

Item 3. Disclosure Controls and Procedures

     Within 90 days prior to the date of the Report, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURG II, INC

Date:	November 21, 2002	/s/ Kenneth W. Brimmer By: Kenneth W. Brimmer President and Chief Executive Officer

Date:	November 21, 2002	/s/ Brian D. Niebur By: Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Kenneth W. Brimmer, certify that:

1.     I have reviewed this quarterly report on 10-QSB of Surg II, Inc., as amended by Amendment No. 1;

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

Date:	November 21, 2002	/s/ Kenneth W. Brimmer By: Kenneth W. Brimmer President and Chief Executive Officer

I, Brian D. Niebur, certify that:

1.     I have reviewed this quarterly report on 10-QSB of Surg II, Inc., as amended by Amendment No. 1;

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

Date:	November 21, 2002	/s/ Brian D. Niebur By: Brian D. Niebur Chief Financial Officer

4