Form 10KSB
period 2002-12-31
SURG II INC
filed 2003-02-07
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-13058-C

SURG II, INC.
(Name of small business issuer in its charter)

Minnesota (State of other jurisdiction of incorporation or organization)	58-1486040 (I.R.S. Employer Identification Number)

800 Nicollet Mall, Suite 2690 Minneapolis, MN    55402
(Address of principal executive offices)    (Zip Code)

(612) 333-0614
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(formerly no par value common stock)
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for the year ended December 31, 2002 were $33,133.

The aggregate market value of the common stock held by non-affiliates of the issuer based upon the closing of the common stock sale price on the OTC bulletin board system on January 29, 2003 was approximately $7,221,312.

4,348,720 Shares of Common Stock, $.01, were outstanding at January 29, 2003
(after a one for 40 reverse stock split on October 4, 2002)

DOCUMENTS INCORPORATED BY REFERENCE
NONE

Transitional Small Business Disclosure Format: Yes ☐ No ☒

This Form 10-KSB consists of 53 pages (including exhibits). The index to exhibits is set forth on page 33

Forward-looking statements contained in this annual report on Form 10-KSB, including without limitation in Management’s Discussion and Analysis or Plan of Operations, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-KSB and other recent filings with the Securities and Exchange Commission. Additional factors that could cause results to differ materially include, but are not limited to, whether the Company’s subsidiary, CQ Acquisition, Inc. completes the merger with Chiral Quest, LLC, and how long the Company can continue to operate, whether or not the merger with Chiral Quest, LLC is consummated, with its current cash reserves. The Company disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

PART I

ITEM 1. Description of Business

Business Development

General

Surg II, Inc. (the “Company”), a Minnesota corporation, was incorporated in Minnesota in March 1984 under the name of Surgidyne, Inc., and is successor by merger to a corporation of the same name that was incorporated in Georgia in September 1982. As part of the sale of substantially all of its assets to Sterion Incorporated (f/k/a Oxboro Medical, Inc.), a Minnesota corporation, on January 22, 2002, the Company changed its name to Surg II, Inc. On November 4, 2002, the Company formed a wholly owned subsidiary, CQ Acquisition, Inc. The Company’s executive offices are located at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402 (612-333-0614).

Unless otherwise indicated, the term “Company” refers to Surg II, Inc. and, where appropriate, its subsidiary.

Sale of Previous Business

Prior to the sale of substantially all of its assets to Sterion Incorporated, the Company was in the business of the design, development, manufacture and sale of specialty medical and surgical wound drainage products. The Company’s products included VariDyne microelectronic AC/DC battery powered suction systems with disposable drainage/collection products for postoperative and other suction drainage applications; disposable SABER and S-VAC 100 bulb evacuators for postoperative closed wound suction drainage; and other related disposable products. The Company sold substantially all of its assets and certain liabilities to Sterion Incorporated on January 22, 2002 for $200,000. The purchase price was determined by arms-length negotiations between the Company and Sterion Incorporated. As a result of the asset sale, the Company has no operating business and no employees.

Sale of Capital Stock to Entrx Corporation

On May 30, 2002, Entrx Corporation (formerly known as Metalclad Corporation), a Delaware corporation (“Entrx”), acquired 3,625,000 shares of the authorized but previously unissued common stock of the Company for $3,000,000 in cash. After this sale of stock, Entrx owned approximately 90.6% of the outstanding shares of the Company.

Between May 20 and May 30, 2002, all members of the board of directors and all officers of the Company, resigned their respective positions, and on May 30, 2002, Kenneth W. Brimmer was elected as a director and chief executive officer of the Company, and Brian D. Niebur was elected as a director and the chief financial officer of the Company.

On September 25, 2002, Entrx acquired an additional 357,142 shares of common stock for $300,000 invested into the Company.

On October 22, 2002, Entrx distributed 3,791,576 shares of the Company’s common stock to its shareholders as a dividend. Each shareholder of record as of October 11, 2002 received one share of Surg II, Inc. common stock for every two shares of Entrx Corporation common stock held.

Reverse Stock Split

On September 23, 2002, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-40 and a change in the par value from no par to $.01 per share. The reverse split and change in par value became effective with respect to shareholders of record at the close of business on October 4, 2002. In lieu of fractional shares, shareholders received a cash payment. Stockholders’ equity (deficit) has been restated to give retroactive recognition of the reverse split and change in par value for all periods presented by reclassifying to additional paid-in capital the amount in excess of the par value of the outstanding shares. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

Formation of CQ Acquisition, Inc.

On November 4, 2002, the Company acquired 1,000 shares of $0.01 par value common stock of CQ Acquisition, Inc. (“CQ Acquisition”) for $10.00. After the purchase of the common stock CQ Acquisition became a wholly-owned subsidiary of the Company. It is anticipated that the Company will use CQ Acquisition to merge with Chiral Quest, LLC. (see below)

Pending Merger with Chiral Quest, LLC

On July 30, 2002, the Company and Chiral Quest, LLC (“Chiral Quest”) executed a non-binding letter of intent to negotiate the terms of an agreement whereby Chiral Quest, LLC would be combined with the Company. While the letter of intent was not binding, it did contemplate that the owners of Chiral Quest, LLC would own two-thirds of the outstanding shares of the Company’s common stock after the combination. The letter of intent contemplated that the Company would have $3,000,000 in cash and only limited liabilities at the time of the combination. The letter of intent provided that each party would be allowed to investigate the business and records of the other party, and that they would both negotiate and use their reasonable best efforts to arrive at a mutually acceptable definitive agreement for the proposed transaction.

In August 2002, the Company and Entrx Corporation entered into separate agreements with Chiral Quest, LLC, which provided that each party would maintain the confidentiality of information exchanged between the parties and provided further that the parties would not solicit or encourage any strategic transaction with a third party for a 60 day period.

While negotiations with Chiral Quest, LLC proceeded, the Board of Directors of the Company took action to effect a one for 40 reverse split of its common stock, and to simultaneously amend the Company’s Articles of Incorporation to reduce its authorized capital stock from 200,000,000 shares of no par value common stock to 5,000,000 of $0.01 par value common stock. The recapitalization and reverse stock split was effective as to shareholders of record on October 4, 2002.

On November 12, 2002, the Company and Chiral Quest, LLC executed a merger agreement.

Under the merger agreement, Chiral Quest, LLC would be merged with and into CQ Acquisition, Inc., a wholly owned subsidiary of the Company formed for the purpose of the merger, with CQ Acquisition, Inc. remaining as the surviving entity and a wholly owned subsidiary of the Company following the merger.

If the merger is consummated, the Company will issue approximately 8,652,300 shares of its $0.01 par value common stock to the members of Chiral Quest, LLC in exchange for their units of membership in Chiral Quest, LLC. This would result in the Chiral Quest, LLC members, in the aggregate, owning approximately two-thirds of the Company’s shares then outstanding. In addition, the Company will be required to reserve approximately 1,593,300 shares to accommodate the exercise of options and warrants which have been granted by both the Company and Chiral Quest, LLC and will be outstanding at the time of the merger.

The merger agreement provides for a change in the membership of the Board of Directors of the Company immediately following the merger. This is planned to be accomplished by Brian D. Niebur resigning from the Board of Directors, and Kenneth W. Brimmer, the remaining member of the Board of Directors appointing Messrs. Vincent M. Aita, Stephen C. Rocomboli, Alan D. Roth, David M.Tanen, Michael Weiser and Xumu Zhang as members of the Company’s Board of Directors. These newly appointed members, as well as Mr. Brimmer, will continue to serve on the Board of Directors of the Company until the next annual meeting of the shareholders of the Company expected to be held in June, 2003.

The merger agreement also provides that the Company will propose to amend its Articles of Incorporation to change the name of the Company to “Chiral Quest, Inc.”

On about January 10, 2003, the Company mailed to its shareholders a notice of a special meeting of the shareholders to be held on February 12, 2003, along with a proxy statement asking the shareholders to vote in favor of proposals to amend the Company’s Articles of Incorporation which would increase its authorized $0.01 par value capital stock from 5,000,000 shares to 50,000,000 shares and to change its name from “Surg II, Inc.” to “Chiral Quest, Inc.” The increase in the authorized shares is required to effect the proposed merger with Chiral Quest, LLC. If the merger is not consummated, the name of the Company will not be changed.

There is no assurance that the merger with Chiral Quest, LLC will be consummated.

ITEM 2. Description of Property

The Company’s headquarters are at 800 Nicollet Mall, Suite 2690, Minneapolis, MN 55402. Management considers that these offices are sufficient for its present operations. The Company anticipates using this space through fiscal year 2003, with its use of the space to terminate earlier if and when the Company completes its merger with Chiral Quest, LLC. See “Item 12. Certain Relationships and Related Transactions”

ITEM 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter ended December 31, 2002.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “SURG.” Prior to October 4, 2002, the symbol was “SUGR”. The following table sets forth for the fiscal period indicated, the high and low bid prices for each quarter of the fiscal years ended December 31, 2002 and December 31, 2001. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. Those quotations are also adjusted to reflect the one for 40 reverse stock split of the Company’s common stock effected on October 4, 2002. Trading in the Company’s common stock in 2002 was sporadic, exemplified by low trading volume and many days upon which no trades occurred.

		Bid Price Range

	2002		2001

Fiscal Period	High	Low	High	Low

First Quarter	$12.00	$1.60	$7.48	$4.00
Second Quarter	8.80	2.80	7.48	1.60
Third Quarter	4.80	2.00	4.00	1.60
Fourth Quarter	4.00	0.65	3.60	1.60

Shareholders of Record

On January 31, 2003, the bid price for the common shares as reported on the OTC Bulletin Board was $2.00, and the Company had approximately 1,525 holders of record of its common shares.

Dividends

The Company has not paid cash dividends on its common shares and does not plan to pay cash dividends to its common shareholders in the immediate future. On December 1, 1993, the Company’s debenture holders elected to convert the $400,000 face value of the debentures into 1,600,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) at $.25 per share. Commencing January 1, 1994, the Preferred Stock holders were entitled to a dividend equal to 3% of net sales. The dividend in a given year was limited to 50% of the Company’s net income. Cumulative dividends could not exceed $210,000. All such cumulative dividends, approximately $20,000 were paid to the Preferred Stock holders from the proceeds of the Company’s asset sale to Sterion Incorporated in the first quarter of fiscal year 2002. In May 2002, all of the outstanding Preferred Stock was converted into 80,000 shares of the Company’s common stock.

Unregistered Sales of Securities

The following table sets forth certain information regarding the sale of common stock by the Company during the calendar year 2002 in transactions which were not registered under the Securities Act of 1933.

				Exemption from
	Number of Shares			Registration Relied
Date of Sale	Sold[1]	Person(s) to Whom Sold	Consideration Paid	Upon

5/23/02	80,000	26 Series A Preferred Stockholders	Exchange of 1,600,000 shares of outstanding Series A Preferred Stock	Section 3(a)(9)[2]
5/23/02	35,000	Two executive officers and directors of the Company[3]	Services as officers valued at $28,840	Section 4(2)[4]
5/23/02	2,000	An individual attorney (and his affiliate) for the
		Company[5]	Legal services valued at $1,648	Section 4(2)[4]
5/23/02	8,500	A law firm[6] representing the Company	Legal services valued at $7,004	Section 4(2)[4]
5/23/02	55,000	A broker/dealer (and associated persons)[7]	Services as a finder valued at $45,320[7]	Section 4(2)[4]
5/30/02	3,625,000	Entrx Corporation	$3,000,000 in cash	Section 4(2)[4]
9/25/02	357,142	Entrx Corporation	$300,000 in cash	Section 4(2)[4]

[1]Adjusted for one for 40 reverse stock split effective for shareholders of record on October 4, 2002.

2No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

[3]Theodore A. Johnson and Charles B. McNeil were officers and directors of the Company, each receiving 12,500 shares. In addition, each had been previously issued a warrant to purchase 5,000 shares. Each of the warrants were converted, without any additional payment, into 5,000 shares of the Company’s common stock, and are included in the 35,000 shares listed above.

[4]All purchasers were accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and acquired their shares for investment. All transactions were effected without any general solicitation.

[5]Frank Vargas of the firm of Gray Plant Mooty Mooty & Bennett, PA, was the individual attorney for the Company. Mr. Vargas also received a warrant for the purchase of 500 shares which was converted, without additional payment, into 500 shares of the Company’s common stock. The 500 shares are included in the 2,000 shares listed above.

[6]The law firm of Gray Plant Mooty Mooty & Bennett, PA, Minneapolis, Minnesota.

[7]Equity Securities Trading, Inc., acted as a finder for the Company with regard to the acquisition of shares of the Company’s common stock by Entrx Corporation on May 30, 2002. Equity Securities Trading assigned its interest in 38,000 of the shares to five registered representatives and principals of Equity Securities Trading, Inc. In addition to the common stock, Equity Securities Trading, Inc. received $60,000 in cash, and five persons associated with Equity Securities Trading, Inc. were permitted to convert warrants they previously received for an aggregate of 15,000 shares of the Company’s common stock into 15,000 shares of the Company’s common stock without any payment. The additional 15,000 shares are included in the 55,000 shares listed above.

In addition to the 8,500 shares of common stock received by Gray Plant Mooty Mooty & Bennett, PA as noted in the table above, that law firm received a warrant for the purchase of 4,500 shares of the Company’s common stock at a price of $1.60 per share. The warrant expires on January 23, 2007.

The Company also issued options to purchase an aggregate of 125,000 shares of the Company’s common stock at $1.25 per share on October 24, 2002, to two of its officers and directors (see “Item 10 — Executive Compensation”).

No security of the Company not listed or discussed above was issued in the calendar year 2002.

Equity Compensation

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2002.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))

	(a )	(b )	(c )
Equity compensation plans approved by security holders	None	n/a	n/a
Equity compensation plans not approved by security holders	129,500 (1)	$1.26	None
Total	129,500	$1.26	—

(1)	Options to purchase 100,000 and 25,000 shares of the Company’s common stock at $1.25 per share were granted to Kenneth W. Brimmer and Brian D. Niebur, respectively, on October 24, 2002. A warrant for the purchase of 4,500 shares of the Company’s common stock at $1.60 per share was issued to the law firm of Gray Plant Mooty Mooty & Bennett, PA on January 23, 2002.

ITEM 6. Management’s Discussion and Analysis or Plan of Operations

Overview. During 2001, and until January 22, 2002, the Company was engaged in the design, development, manufacture and sale of medical and surgical wound drainage products. On January 22, 2002, pursuant to an agreement and shareholder approval, the Company sold substantially all of its operating assets. The sale resulted in a gain of approximately $9,000 with gross cash proceeds of $200,000. After the sale the Company had no sources of revenue, as the operating assets sold represented substantially all of the Company’s operations.

On May 30, 2002, Entrx Corporation (formerly known as Metalclad Corporation), a Delaware corporation (“Entrx”) acquired 3,625,000 shares of the authorized but previously unissued common stock of the Company for $3,000,000 in cash. After this sale of stock, Entrx owned approximately 90.6% of the outstanding shares of the Company. On September 25, 2002, Entrx acquired an additional 357,142 shares of common stock for $300,000 invested into the Company.

On November 12, 2002, the Company, a newly formed subsidiary of the Company, CQ Acquisition, Inc. and Chiral Quest, LLC executed a merger agreement. Under the merger agreement, Chiral Quest, LLC would be merged with and into CQ Acquisition, Inc., with CQ Acquisition, Inc. remaining as the surviving entity and a wholly owned subsidiary of the Company following the merger. If the merger is consummated, the owners of Chiral Quest, LLC will own two-thirds of the outstanding shares of the Company’s common stock. The merger agreement requires that the Company have $3,000,000 in cash and only limited liabilities at the time of the combination.

Results of Operations – 2002 compared to 2001

Sales. Sales for the year ended December 31, 2002 were $33,000, compared to $440,000 in 2001, a decrease of approximately 93%. These decreases were primarily related to the sale of the Company’s operating assets, as sales activity ceased after January 22, 2002.

Cost of Goods Sold and Gross Profit. Due to the sale of the Company’s assets, cost of goods sold was $32,000 for the year ended December 31, 2002 compared to $332,000 for the year ended December 31, 2001. Gross profit expressed as a percentage of sales was approximately 5% for 2002 compared to 25% in 2001. The decrease was due primarily to less sales volume in 2002 over which to spread certain fixed manufacturing costs.

Operating Expenses. Operating expenses decreased from $302,000 for the year ended December 31, 2001 to $157,000 for the year ended December 31, 2002, a 48% decrease. The decrease was primarily the result of the sale of the Company’s assets, as operating activities ceased after January 22, 2002. The primary operating expenses for 2002 consisted of legal and consulting expenses as well as fees paid to the Company’s stock transfer agent.

Sale of Operating Assets

For the year ended December 31, 2002 the Company recognized a net gain on sale of net assets of $62,000 related to the sale of substantially all of its operating assets to Sterion Incorporated.

Interest Income and Expense. Net interest income for the year ended December 31, 2002 was $41,000 as compared to net interest expense of $6,000 for the year ended December 31, 2001. The increase in net interest income is primarily the result of higher cash balances due to the sale of common stock to Entrx Corporation.

Net Loss. As a result of the above factors, the Company experienced a net loss of $52,000, or $0.02 per share for the year ended December 31, 2002, compared with a net loss of $198,000, or $1.06 per share for the year ended December 31, 2001.

Critical Accounting Policies

As of December 31, 2002, the Company does not have any critical accounting estimates included in our financial statements due to the sale of all of our operating assets in January 2002. The major asset of the Company at December 31, 2002 is cash. If the merger with Chiral Quest is consummated, the Company will determine and disclose in future filings our critical accounting policies and estimates.

Liquidity and Capital Resources

At December 31, 2002 the Company had working capital of $3,151,000 compared to a working capital deficit of $61,000 at December 31, 2001. The increase in working capital was primarily the result of the net proceeds from the sale of common stock to Entrx Corporation.

For the year ended December 31, 2002, the net cash used in operating activities was $116,000 compared with net cash used in operating activities of $16,000 for the year ended December 31, 2001. The negative cash flows from operating activities were primarily the result of funding operating losses. In addition, during the year ended December 31, 2002, the Company used cash to increase prepaid expenses, primarily for costs related to the proposed merger with Chiral Quest, LLC. These uses were partially offset by non-cash compensation expense and decreases in accounts receivable and inventory as well as an increase in accounts payable and accrued expenses. During the year ended December 31, 2001, in addition to the use of cash to fund operating losses an increase in accounts receivable also used cash. These uses were partially offset by a decrease in inventory, an increase in accounts payable and accrued expenses and non-cash expenses for amortization of prepaid consulting.

Net proceeds from investing activities provided $149,000 of cash for the year ended December 31, 2002 due to the net proceeds received from the net asset sale.

Financing activities provided $3,170,000 of cash for the year ended December 31, 2002 and used $10,000 of cash for the year ended December 31, 2001. Net proceeds from the sale of common stock, offset by payments on notes payable, was the source of the financing funds provided in 2002. For the year ended December 31, 2001, payments on notes payable used $6,000 of cash and payments on the capital lease obligation used $5,000 of cash.

If the merger with Chiral Quest, LLC is consummated, management believes that its cash should be sufficient to satisfy its cash requirements for the next twelve months. If the merger with Chiral Quest, LLC is not consummated, the Company’s cash position should allow it to satisfy its financial requirements for the foreseeable future, until at least the Company acquires or commences to engage in a new business operation.

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s consolidated financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002. The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s consolidated financial position or results of operations.

In February 2003, the FASB issued SFAS No. 149, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 7. Consolidated Financial Statements

SURG II, INC. AND SUBSIDIARY

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Audit Committee
Surg II, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Surg II, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surg II, Inc. as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Virchow, Krause & Company, LLP

Minneapolis, Minnesota January 21, 2003

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Surg II, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheet of Surg II, Inc. (formerly known as Sugidyne, Inc.) as of December 31, 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surg II, Inc. (formerly known as Surgidyne, Inc.) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The December 31, 2001 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the December 31, 2001 financial statements, subsequent to year-end, the Company sold substantially all of its net operating assets. After the sale, the Company has no sources of revenue. The Company is currently seeking additional equity or debt financing to fund a business combination or other transaction. However, there can be no assurance that such a transaction will occur and with no sources of revenue, substantial doubt exists regarding the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the December 31, 2001 financial statements. The December 31, 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGLADREY & PULLEN, LLP

Minneapolis, Minnesota April 9, 2002

SURG II, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

ASSETS
Current Assets
Cash	$3,211,098	$8,150
Accounts receivable, less allowance for doubtful accounts of $4,200 as of December 31, 2001	—	44,734
Inventory	—	124,712
Prepaid expenses	72,190	12,243

Total current assets	3,283,288	189,839

Furniture and Equipment, at cost	—	353,917
Less accumulated depreciation and amortization	—	338,003

Total furniture and equipment	—	15,914

Other Assets
Patents and trademarks, net of accumulated amortization of $19,020 as of December 31, 2001	—	3,627

Total assets	$3,283,288	$209,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Current maturities of capital lease obligation	$—	$5,000
Notes payable to officer and director	—	8,474
Other notes payable	—	61,646
Accounts payable	127,229	119,210
Accrued expenses	5,000	56,401

Total current liabilities	132,229	250,731

Capital Lease Obligation, Less Current Maturities	—	5,507

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Series A preferred stock, 1,600,000 shares authorized; $400,000 liquidation preference, none and 1,600,000 shares issued and outstanding as of December 31, 2002 and 2001, respectively	—	400,000
Common stock, $.01 par value; 5,000,000 shares authorized; 4,348,720 and 186,177 issued and outstanding as of December 31, 2002 and 2001, respectively	43,487	1,862
Additional paid-in capital	8,212,579	4,604,404
Accumulated deficit	(5,105,007)	(5,053,124)

Total stockholders’ equity (deficit)	3,151,059	(46,858)

Total liabilities and stockholders’ equity (deficit)	$3,283,288	$209,380

See Notes to Consolidated Financial Statements

SURG II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2002	2001

Net Sales	$33,133	$440,234
Cost of Goods Sold	31,524	331,658

Gross profit	1,609	108,576

Operating Expenses
Research and development	1,026	13,364
Sales and marketing	2,977	34,379
General and administrative	153,365	253,848

Total operating expenses	157,368	301,591

Operating loss	(155,759)	(193,015)

Other Income (Expense)
Net gain on sale of net assets	62,125	—
Interest income	41,433	39
Interest expense	(210)	(5,855)
Other	528	742

Net loss	$(51,883)	$(198,089)

Basic and diluted loss per common share	$(0.02)	$(1.06)

Weighted average common shares outstanding-basic and diluted	2,534,065	186,177

See Notes to Consolidated Financial Statements

SURG II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2002 and 2001
					Additional
	Preferred Stock		Common Stock		Paid-in	Accum.
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2000	1,600,000	$400,000	186,177	$1,862	$4,604,404	$(4,855,035)	$151,231
Net Loss	—	—	—	—	—	(198,089)	(198,089)

Balance, December 31, 2001	1,600,000	400,000	186,177	1,862	4,604,404	(5,053,124)	(46,858)
Conversion of preferred stock to Common stock	(1,600,000)	(400,000)	80,000	800	399,200	—	—
Warrant issued as non-cash compensation	—	—	—	—	10,000	—	10,000
Stock issued for services related to the sale of stock to Entrx Corporation	—	—	75,000	750	(750)	—	—
Exercise of common stock warrants	—	—	25,500	255	(255)	—	—
Sale of stock to Entrx Corporation, net of expenses of $60,000	—	—	3,982,142	39,821	3,200,179	—	3,240,000
Cash payments related to the reverse stock split	—	—	(99)	(1)	(199)	—	(200)
Net Loss	—	—	—	—	—	(51,883)	(51,883)

Balance, December 31, 2002	—	$—	4,348,720	$43,487	$8,212,579	$(5,105,007)	$3,151,059

See Notes to Consolidated Financial Statements.

SURG II, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS

	Year ended December 31,

	2002	2001

Cash Flows from Operating Activities
Net loss	$(51,883)	$(198,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on sale of net assets	(62,125)	—
Depreciation and amortization	—	10,314
Amortization of prepaid consulting expenses	—	38,635
Warrants issued as non-cash compensation	10,000	—
Changes in assets and liabilities, net of effect of sale of net assets:
Accounts receivable	6,267	(13,732)
Inventories	6,474	35,975
Prepaid expenses	(59,947)	3,199
Accounts payable and accrued expenses	35,256	108,057

Net cash used in operating activities	(115,958)	(15,641)

Cash Flows from Investing Activities
Net proceeds from sale of net assets	149,226	—

Cash Flows from Financing Activities
Net proceeds from sale of common stock	3,240,000	—
Payments on capital lease obligation	—	(4,587)
Payments on notes payable	(70,120)	(5,546)
Cash payments for reverse stock split	(200)	—

Net cash provided by (used in) financing activities	3,169,680	(10,133)

Increase (decrease) in cash	3,202,948	(25,774)
Cash:
Beginning	8,150	33,924

Ending	$3,211,098	$8,150

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$6,105	$7,587
Supplemental Non Cash Investing and Financing Activities
Conversion of accounts payable to a note payable	$—	$20,000
Conversion of preferred stock to common stock	$400,000	$—

     See Notes to Consolidated Financial Statements.

SURG II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business

Immediately following the asset sale, see Note 2, the Company changed its name from Surgidyne, Inc. to Surg II, Inc. (the “Company”). Prior to the asset sale the Company designed, developed, manufactured and marketed specialty medical and surgical wound drainage products. The Company sold its products primarily on a credit basis throughout the United States and Europe.

Principles of Consolidation

The consolidated financial statements include the accounts of CQ Acquisition, Inc., an inactive company and wholly owned subsidiary of Surg II, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash

The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

Revenue Recognition

The Company recognized revenue upon shipment of the product to the customer, FOB shipping point. Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold.

Recent Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s consolidated financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s consolidated financial position and results of operations.

SURG II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2003, the FASB issued SFAS No. 149, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s consolidated financial position or results of operations.

Inventories

Inventories were stated at the lower of cost (first-in, first-out method) or market.

Patents and Trademarks

Patent and trademark costs were included in other assets and were being amortized over 17 years using the straight-line method.

Furniture and Equipment

Depreciation is provided on the straight-line method over estimated useful lives of three to five years.

Research and Development Costs

Expenditures for research and development activities, whether performed by the Company or performed by outside parties under contract, are charged to operations as incurred.

Accounting of Long-Lived Assets

The Company reviews its furniture and equipment and other long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraised value) of the long-lived assets. To date, there have been no impairment losses related to long-lived assets.

Income Taxes

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

Fair Value of Financial Instruments

The fair value of the notes payable were estimated based on interest rates for the same or similar debt having the same or similar remaining maturities and collateral requirements. The carrying amount of these obligations approximates fair value.

Management Estimates

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

SURG II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123 “Accounting for Stock Based Compensation” (Statement 123), the Company’s net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	2002	2001

Net loss – as reported	$(51,883)	$(198,089)
Net loss – pro forma	$(90,492)	$(200,800)
Basic and diluted net loss per share as reported	$(0.02)	$(1.06)
Basic and diluted net loss per share pro forma	$(0.04)	$(1.08)
Stock-based compensation cost as reported	$—	$—
Stock-based compensation cost pro forma	$38,609	$2,711

Basic and Diluted Loss per Common Share

Basic loss per-common share amounts are computed, generally by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive thereby reducing the loss per common share. Basic and diluted loss per common share are the same in each year presented as the inclusion of the options and warrants to purchase common stock (see Note 7) would have an anti-dilutive effect.

Note 2. Asset Sale:

On January 22, 2002, pursuant to an agreement, the Company closed on the sale of substantially all of its net operating assets. The sale resulted in gross proceeds of $200,000 and a gain of approximately $9,000 after considering total transaction costs of $104,000 including $55,000 that were incurred and expensed in 2001. After the sale the Company had no sources of revenue as the net operating assets sold represent substantially all of its operations.

A summary of the asset sale is as follows:

Proceeds	$200,000
Transaction costs	104,000

Net proceeds	$96,000
Less net book value of assets sold	(87,102)

Gain	$8,898

SURG II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual gain recorded in the statement of operations for the year ended December 31, 2002 was approximately $62,000 as $55,000 of the total transaction costs of $104,000 were incurred and expensed in 2001. The net proceeds of approximately $150,000 reflected in the accompanying December 31, 2002 statement of cash flows is comprised of the gross proceeds received of $200,000 less the transaction costs incurred and expensed in 2002 of approximately $50,000.

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

Note 3. Inventories

Inventories consisted of the following:

	2002	2001

Component parts and subassemblies	$—	$64,218
Work-in-Process	—	11,007
Finished Goods	—	59,487
Less Obsolescence Reserve	—	(10,000)

	$—	$124,712

Note 4. Furniture and Equipment

Furniture and equipment at cost consisted of the following:

	2002	2001

Furniture, fixtures and equipment	$—	$251,735
Tooling and Molds	—	102,182

	$—	$353,917

Depreciation expense was $0 and $10,314 for the years ended December 31, 2002 and 2001, respectively.

Note 5. Notes Payable

Notes Payable to Related Parties

As of December 31, 2001, the Company had short-term notes payable outstanding with a certain officer and director which bore interest at 10%. The principal was due in annual installments limited to 50% of the audited net income each year until paid in full. Related party interest expense was approximately none and $1,000 for 2002 and 2001, respectively. This note was paid in full in February 2002.

Other Notes Payable

In January 2002, the Company converted a portion of an accounts payable balance to a demand note payable of $20,000, which has been reflected as a note payable at December 31, 2001. In 1995, the Company converted an accounts payable balance of $35,546 into a non-interest bearing unsecured note payable due in a single installment on January 1, 1997. The Company did not pay off the note on January 1, 1997 and as a result the note was due on demand. All of these notes, with the exception of the $20,000 note, were paid-off in full during February 2002. The $20,000 note was repaid on May 31, 2002. The outstanding borrowings of these notes were $0 and $41,646 at December 31, 2002 and 2001, respectively.

SURG II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Series A Preferred Stock

On December 1, 1993, certain debenture holders elected to convert the face value of the debentures into 1,600,000 shares of unregistered Series A preferred stock at $.25 per share. The preferred stockholders were entitled to a dividend equal to 3% of net sales. The dividend in a given year was limited to 50% of the Company’s net income. Cumulative dividends could not exceed $210,000. In 1999, 1998 and 1995, the Company accrued $19,008, $884 and $437, respectively, for dividends on net income. Accrued liabilities at December 31, 2001 included approximately $20,000 of dividends payable under the preferred stock. In January, 2002, approximately $20,000 was paid to the preferred stockholders as a dividend.

The preferred shares were originally convertible into common shares on a one for one basis, subject to certain anti-dilutive adjustments. The preferred stock was automatically convertible into common stock upon the occurrence of any of the following:

•	The Company’s common stock price trading at a bid price of $20.00 or more for thirty consecutive trading days:

•	The preferred shareholders having received the cumulative dividends specified above.

•	Two-thirds of the preferred shareholders electing to convert their preferred stock.

In March, 2002, the Board of Directors approved a plan whereby the preferred stockholders were granted the right to convert each share of preferred stock into two shares of common stock. In May 2002, after taking into account the Company’s one for 40 reverse stock split, all 1,600,000 shares of Series A preferred stock was converted into 80,000 shares of the Company’s common stock.

Note 7. Stockholders’ Equity (Deficit)

Sale of Capital Stock to Entrx Corporation (formerly Metalclad Corporation)

On May 30, 2002, Entrx Corporation (“Entrx”) acquired 3,625,000 shares of common stock, constituting approximately 90% of the outstanding shares of the Company for $3,000,000 invested into the Company, with expenses of $60,000.

On September 25, 2002, Entrx acquired an additional 357,142 shares of common stock for $300,000 invested into the Company.

Reverse Stock Split

On September 23, 2002, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-40 and a change in the par value from no par to $.01 per share. The reverse split and change in par value became effective with respect to stockholders of record at the close of business on October 4, 2002. In lieu of fractional shares, shareholders received a cash payment. Stockholders’ equity (deficit) has been restated to give retroactive recognition of the reverse split and change in par value for all periods presented by reclassifying to additional paid-in capital the amount in excess of the par value of the outstanding shares. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

Stock Options and Warrants

On October 24, 2002, the Company granted options to the Company’s two directors to purchase 125,000 shares of common stock at $1.25 per share. These options expire in seven years. Options for 31,250 vested on the date of the grant, and the remaining options vest at the rate of 31,250 per year over a three year period, and are fully exercisable on October 21, 2005. The options vest immediately upon a change in control of the Company. The proposed merger with Chiral Quest, LLC would constitute a change of control. Information with respect to option activity is summarized as follows:

SURG II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,

	2002		2001

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding at beginning of year	—	$—	—	$—
Granted	125,000	1.25	—	—

Options outstanding at end of year	125,000	$1.25	—	$—

The weighted fair value of options granted during the year ended December 31, 2002 was $1.24 per share using the Black-Scholes pricing model, with an average remaining life of 6.8 years at December 31, 2002.

Option and warrant grants to employees and directors are accounted for following APB Opinion No. 25 and related interpretations. For 2002 and 2001, there was no compensation expense recorded on the issuance of options or warrants to employees/officers/directors as they were issued at or above the Company’s quoted market price.

The Company has granted warrants for the purchase of shares of the Company’s common stock to directors, medical advisors, employees and certain debt and equity holders. The warrants are fully exercisable upon issuance and expire in varying amounts through 2006. Information with respect to warrant activity is summarized as follows.

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2000	28,000	$6.80
Granted	875	$3.20
Expired	(250)	$2.80

Outstanding at December 31, 2001	28,625	$6.80
Granted	5,000	$1.60
Expired	(250)	$2.80
Exercised	(25,500)	$6.80

Outstanding at December 31, 2002	7,875	$3.44

The weighted average grant date fair value of warrants granted during the years ended December 31, 2002 and 2001, was $2.00 and $3.10, respectively.

On January 22, 2002, the Company granted warrants to its legal counsel to purchase a total of 5,000 shares of Company common stock. The warrants were immediately exercisable at an exercise price of $1.60 per share and have a five-year life. These warrants were granted for services performed during January 2002 in connection with the sale of net assets (see Note 2). Therefore, the Company recognized an expense in that period for approximately $10,000, the estimated fair value of warrants using the Black-Scholes pricing model.

SURG II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about warrants outstanding as of December 31, 2002:

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Of Shares	Contractual	Exercise	Of Shares	Exercise
Price	Outstanding	Life(Years)	Price	Exercisable	Price

$1.60	4,500	4.1	$1.60	4,500	$1.60
$2.80	250	0.5	$2.80	250	$2.80
$3.20	875	3.6	$3.20	875	$3.20
$6.80	2,000	2.4	$6.80	2,000	$6.80
$11.20	250	1.4	$11.20	250	$11.20

	7,875			7,875

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2001:

	2002	2001

Expected dividend yield	0%	0%
Expected stock price volatility	290%	225%
Risk-free interest rate	2.25%	4.8%
Expected life of options (years)	3	4

Option and warrant grants to non-employees are accounted for under SFAS No. 123 based on the grant date fair values.

Note 8. Income Taxes

Deferred tax assets consist of the following:

	2002	2001

Allowance for Inventory Obsolescence	$—	$2,000
Other	—	7,000
Net Operating Loss Carry forwards (NOL’s)	970,000	1,390,000
Tax credit carry forwards	41,000	41,000
Gross deferred tax assets	1,011,000	1,440,000
Less valuation allowance	1,011,000	1,440,000
Net deferred tax assets	$—	$—

SURG II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the valuation allowance was $(429,000) and $(245,000) for the years ended December 31, 2002 and 2001, respectively. The Company has federal net operating loss and tax credit carry forwards which are available to reduce taxable income as income taxes payable in future years, subject to limitations due to changes in ownership. These carry forwards and credits will expire as follows:

	Federal and State Net Operating
Year	Loss Carry-Forwards	Tax Credit Carry-Forwards

2003	$995,000	$—
2004	407,000	—
2005	144,000	—
2006	4,000	—
2007	—	—
2008	164,000	—
2009	187,000	—
2010	25,000	—
2011	—	—
2012	72,000	—
2020	173,000	—
2021	194,000	—
2022	50,000	—

	$2,415,000	$41,000

Note 9. Leases

Operating: Prior to the asset sale (see Note 2), the Company leased its office and warehouse facilities under an operating lease which was on a month to month basis. The lease required monthly payments of $3,100. The Company also leased certain equipment under operating leases. Total rent expense was approximately $3,000 and $38,000 in 2002 and 2001, respectively.

Capital: The Company leased its computer equipment under a capital lease agreement. As of December 31, 2001, the assets capitalized under the capital lease and related accumulated amortization were approximately $19,500 and $4,400, respectively. These assets, and the related leases, were sold as part of the asset sale (see Note 2).

Note 10. Major Customers, Suppliers and Export Sales

The Company operated in one business segment, the manufacture and sales of specialty medical and surgical wound drainage products.

Major customers: Net sales for the years ended December 31, 2002 and 2001 include sales to major customers as follows:

	Sales Percentage

Company	2002	2001

A*	19%	21%
B	20%	16%
C	12%	*
D	11%	*

*	less than 10%

SURG II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year End Receivable Balances

Company	2002	2001

A*	$—	$—
B	—	13,574
C	—	—
D	—	—

Export Sales: Net export sales to international customers were approximately $13,000 and $192,400 in 2002 and 2001, respectively.

Note 11. Consulting Agreement

On June 2, 2000 the Company retained Equity Securities Investments, Inc. (the Consultant) to advise and assist the Company in evaluating strategic opportunities including a possible sale or merger. The consulting agreement had a term of one year and provided the Consultant with a warrant to purchase 15,000 shares of the Company common stock at a price of $6.80 per share. The Company valued this warrant using the Black-Scholes pricing model, which resulted in a value of approximately $93,000. The expense was recognized over the term of the agreement and therefore $39,000 was reflected as an operating expense in 2001 with the balance recorded in 2000.

Note 12. Related Party Transactions

During the year ended December 31, 2002, the Company expensed $31,427 to two of its former board of directors for consulting services related to the sale of net assets (Note 2).

Since its investment on May 30, 2002, Entrx Corporation has been providing the Company with limited office space, and limited accounting, management and clerical services without charge. In consideration of Entrx’s contribution, if the merger with Chiral Quest, LLC is consummated, the Company has agreed to pay to Entrx Corporation a management fee equal to an amount by which the cash assets of the Company, after deduction of all liabilities, exceed $3,000,000 as of the effective time of the merger with Chiral Quest, LLC, estimated to be $50,000.

Note 13. Pro-forma Financials

The following pro forma unaudited condensed consolidated financial information consists of Pro Forma Unaudited Condensed Consolidated Statements of Operations of the Company for the year ended December 31, 2002 and 2001 and a Pro Forma Unaudited Consolidated Balance Sheet of the Company as of December 31, 2002. The unaudited Pro Forma Consolidated Financial Statements give effect to the proposed acquisition of Chiral Quest, LLC (“Chiral Quest”) by the Company. The Pro Forma Unaudited Consolidated Statements of Operations give effect to the acquisition as if it occurred on January 1, 2001. The Pro Forma Unaudited Consolidated Balance Sheet gives effect to the acquisition as if it occurred on December 31, 2002.

On July 30, 2002, the Company entered into a letter of intent to merge with Chiral Quest, and on November 12, 2002, the parties executed a definitive merger agreement. The merger agreement requires the Company to issue each membership unit holder of Chiral Quest an estimated 0.7524 shares of the Company common stock in exchange for each membership unit of Chiral Quest. The merger agreement further contemplates the satisfaction of certain conditions to the closing of the transaction, including the requirements that the Company will have at least $3 million in cash available and no liabilities. The merger is subject to several conditions including the Company shareholder approval of an increase in the authorized shares of common stock of the Company. The Company believes the proposed merger will be beneficial for the Company’s stockholders since the Company will have the potential to benefit from the development efforts that Chiral Quest has made to date.

Following the merger with Chiral Quest, the Company, through a wholly owned subsidiary, will own 100% of Chiral Quest. The Pro Forma Unaudited Consolidated Statements give effect to certain adjustments, including the issuance of common stock and the elimination of certain revenues and costs of the Company.

SURG II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Pro Forma Unaudited Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere or incorporated by reference in this Form 10-KSB. Since the Company is a company with only monetary assets and no current operations, the merger will be accounted for as the issuance of stock by Chiral Quest in exchange for monetary assets of the Company. Accordingly, there will be no change in the recorded amount of Chiral Quest’s assets and liabilities. The monetary assets of the Company that are acquired as a result of the Merger will be recorded at their fair value and no goodwill will be recorded. The Pro Forma Unaudited Consolidated Financial Statements do not purport to represent what the results of operations or financial position of the Company would actually have been if the aforementioned transactions in fact had occurred on January 1, 2001 or on December 31, 2002 or at any future date.

Pro Forma Condensed Consolidated Balance Sheet
(Unaudited)

December 31, 2002

Current assets	$3,289,362
Equipment, net	67,011
Intellectual property rights, net	266,342

Total assets	$3,622,715

Current liabilities	$754,292
Deferred revenue	141,835
Stockholders’ equity	2,726,588

Total liabilities and stockholders’ equity	$3,622,715

Pro Forma Condensed Consolidated Statements of operations
(Unaudited)

	Year ended December 31,

	2002	2001

Net sales	$223,858	$167,683
Operating loss	$(465,766)	$(642,197)
Net loss	$(469,104)	$(640,393)
Basic and diluted loss per common share	$(0.04)	$(0.07)
Weighted average common shares outstanding – basic and diluted	11,186,361	8,838,473

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On July 15, 2002, the Company dismissed McGladrey & Pullen, LLP, the independent accountants previously engaged by the Company to conduct an audit of its accounts for more than the past two years, and engaged Virchow, Krause & Company, LLP, with offices in Minneapolis, Minnesota, to audit the Company’s financial statements for the year ending December 31, 2002. The Company had not previously engaged or consulted with Virchow, Krause & Company, LLP on any matter. Entrx Corporation, which acquired approximately 90% of the common stock of the Company on May 30, 2002, engaged Virchow, Krause & Company, LLP as its auditors on April 16, 2002.

The reports of McGladrey & Pullen, LLP on the financial statements of the Company for the years 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, but contained a paragraph regarding the uncertainty of the ability of the Company to remain a going concern. The opinions of McGladrey & Pullen, LLP with respect to the financial statements for the periods ended December 31, 2000 and December 31, 2001, indicated that there was substantial doubt about the Company’s ability to continue as a going concern without obtaining additional debt or equity capital. This was emphasized in McGladrey & Pullen, LLP’s opinion with respect to the December 31, 2001 financial statements, as the Company had sold all of its assets on January 22, 2002, and thereafter had no source of revenues.

Since the date of McGladrey & Pullen, LLP’s report with respect to the December 31, 2001 financial statements, the Company sold 3,982,142 shares of its previously unissued common stock for $3,300,000 in cash. The dismissal of McGladrey & Pullen, LLP and the engagement of Virchow, Krause & Company, LLP was approved by the Board of Directors of the Company

During the Company’s fiscal years 2000 and 2001, and any subsequent interim period through July 15, 2002, (i) there were no disagreements between the management of the Company and McGladrey & Pullen, LLP with respect to the financial statements of the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of McGladrey & Pullen, LLP, would have caused McGladrey & Pullen, LLP to make reference to the subject matter of the disagreement in connection with its reports, and (ii) and there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the U.S. Securities and Exchange Commission (the “Commission”).

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following two persons serve as directors and executive officers of the Company:

Name	Age	Position	Director Since

Kenneth W. Brimmer 800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	46	Chief Executive Officer & Director	2002
Brian D. Niebur 800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	39	Chief Financial Officer & Director	2002

Kenneth W. Brimmer
 Kenneth W. Brimmer has served as Chief Executive Officer and a Director of the Company since May 2002. Mr. Brimmer was the chief executive officer and chief financial officer of Active IQ Technologies, Inc., from March 2000 until December 2001, and continues to act as its chairman of the board of directors. Active IQ Technologies, Inc., which is headquartered in Minnetonka, Minnesota, is engaged in providing software services and is listed on the NASDAQ System under the symbol AIQT. Until April 2000, Mr. Brimmer was an executive officer of Rainforest Cafe, Inc., serving as its treasurer from 1995, and its president from April, 1997. From 1990 until 1997, Mr. Brimmer was also engaged in an executive position with Grand Casino, Inc., in Minneapolis, Minnesota. Mr. Brimmer is currently a member and the chairman of the board of directors of Sterion Incorporated, Hypertension Diagnostics, Inc. and Entrx Corporation.

Brian D. Niebur
 Brian D. Niebur has served as Chief Financial Officer and a Director of the Company since May 2002. Mr. Niebur has been employed part time by Entrx Corporation as its treasurer and chief financial officer since February 13, 2002. Entrx Corporation, with its principal offices in Minneapolis, Minnesota, is primarily engaged in providing industrial insulation services through its California subsidiary, Metalclad Insulation Corporation, operating out of its Anaheim, California facilities. In addition, since July 2000, and also on a part-time basis, Mr. Niebur has acted as a vice president and controller for Wyncrest Capital, Inc. in Minneapolis, Minnesota, a privately held venture capital firm. Mr. Niebur’s primary duties for Wyncrest Capital, Inc. are to act as chief financial officer for Marix Technologies, Inc., a development stage software company in which Wyncrest Capital, Inc. has made an equity investment. From August 1997 until July 2000, Mr. Niebur was the controller for Vital Images, Inc., a developer and marketer of medical visualization and analysis software in Plymouth, Minnesota. Mr. Niebur was the vice president and controller of IVI Publishing, Inc. in Eden Prairie, Minnesota, from September 1993 until August 1997. IVI Publishing, Inc. was an electronic publisher of health and medical information. Mr. Niebur is a certified public accountant.

Director Compensation

None of the directors have received or are entitled to any cash compensation. On October 24, 2002, Messrs. Brimmer and Niebur were granted options to purchase 100,000 and 25,000 shares, respectively, of the Company’s common stock at $1.25 per share. The options are exercisable through October 21, 2009; provided that only 25% of the options granted were immediately exercisable. The remaining options vested at the rate of 25% per year, and are to be fully exercisable on October 21, 2005. The options further become exercisable in full upon a change in control of the Company. The merger with Chiral Quest, LLC would result in such a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock of the Company. Officers, directors and greater than ten-percent shareholders are also required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the knowledge of the Company, during the fiscal year ended December 31, 2002 and 2001, all Section 16(a) filing requirements applicable to the Company’s directors, executive officers and greater than ten-percent beneficial owners were timely filed.

Item 10. Executive Compensation

Cash Compensation

The following table sets forth the annual compensation paid or accrued by the Company for services rendered during the years indicated to Kenneth W. Brimmer, Theodore A. Johnson and Charles B. McNeil, the executive officers serving in the capacity of the Company’s chief executive officer (the “Named Executive Officers”). No executive officer of the Company, including the Named Executive Officers, had compensation in excess of $100,000 during any of the fiscal years for which information is provided.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation

						Securities
Name and Principal				Other Annual	Restricted Stock	Underlying		All Other
Position	Year	Salary	Bonus	Compensation	Award(s)	Options/SARs	LTIP Payouts	Compensation

Kenneth W. Brimmer[1]	2002	$—	$—	$—	$—	100,000	$—	$—
(Chairman and Chief	2001	—	—	—	—	—	—	—
Executive Officer)	2000	—	—	—	—	—	—	—

Theodore A. Johnson[2]	2002	—	20,000	4,138	14,420	—	—	—
(Chairman and Chief	2001	—	—	—	—	—	—	—
Executive Officer)	2000	—	—	—	—	—	—	—

Charles B. McNeil[3]	2002	7,987	11,427	4,138	14,420	—	—
(Executive Vice	2001	45,950	—	4,800	—	—	—	—
President and Treasurer)	2000	46,400	—	5,000	—	—	—	—

1)	Mr. Brimmer was named Chairman and Chief Executive Officer of the Company on May 30, 2002.

2)	Mr. Johnson was the named Chief Executive Officer of the Company during 2001 and until May 30, 2002.

3)	Mr. McNeil resigned as Executive Vice President and Treasurer on May 30, 2002. Prior to his resignation in May 2002, Mr. McNeil, although not named as such, periodically acted in the capacity of the Chief Executive Officer of the Company.

Stock Options

On October 24, 2002, Kenneth W Brimmer, a director and the Company’s Chief Executive Officer, and Brian D. Niebur, a director and Chief Financial Officer, were granted options to purchase 100,000 and 25,000 shares, respectively, of the Company’s common stock at $1.25 per share. The options are exercisable through October 21, 2009; provided that only 25% of the options granted were immediately exercisable. The remaining options vest at the rate of 25% per year, and are to be fully exercisable on October 21, 2005. The options further become exercisable in full upon a change in control of the Company, the merger with Chiral Quest, LLC would result in such a change in control. Neither Mr. Brimmer or Niebur received any cash compensation from the Company in any capacity.

Compensation of Directors

The Company does not provide cash remuneration to its directors, but messrs. Brimmer and Niebur received stock options in their capacity as both officers and directors of the Company.

Option Grants

The following table sets forth certain information regarding stock options and warrants granted to the Named Executive Officers during the Company’s 2002 fiscal year.

Option Grants in Last Fiscal Year
(Individual Grants)

	Number of	Percent of Total
	Securities	Options Granted to
	Underlying Options	Employees in Fiscal	Exercise of Base
Name	Granted	Year	Price ($/SH)	Expiration Date

Kenneth W. Brimmer	100,000	80%	$1.25	10/21/09
Theodore A. Johnson	—	—	n/a	n/a
Charles B. McNeil	—	—	n/a	n/a

Option Exercises

The following table sets forth certain information regarding the number and value of unexercised stock options held by the Named Executive Officers as of December 31, 2002.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

					Number of	Value of Unexercised
					Unexercised Options	In-The-Money Options
	Shares Acquired on				at Year-End (#)	at Year-End ($)[1]
Name	Exercise		Value Realized ($)		Exercisable/Unexercisable	Exercisable/Unexercisable

Kenneth W. Brimmer	—		$—		25,000/75,000	$15,000/$45,000
Theodore A. Johnson	5,000	(2)	4,120	(2)	—	—
Charles B. McNeil	5,000	(2)	4,120	(2)	—	—

1)	Based on the difference between the December 31, 2002 closing price of $1.85 per share as reported on The Nasdaq SmallCap Market and the exercise prices of the options.

2)	Warrants previously granted to messrs. Johnson and McNeil for 5,000 shares each at $6.80 per share, were each converted, without payment, into 5,000 shares of the Company’s common stock on May 23, 2002. The value realized was based upon the price Entrx Corporation paid for its 3,625,000 shares purchased on May 30, 2002.

ITEM 11. Security of Certain Beneficial Owners and Management

The following table sets forth, as of January 31, 2003, certain information regarding the beneficial ownership of shares of common stock of the Company by (i) each person or entity who is known by the Company to own more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each person listed in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group.

	Number of Shares
	Beneficially Owned
Name and Address of Beneficial Owners	(1)		Percent of Class (2)

Wayne W. Mills
5020 Blake Road
Edina, MN 55436	860,000	(3)	20%

Kenneth W. Brimmer
800 Nicollet Mall, Suite 2690
Minneapolis, MN 55402	75,000	(4)	1.7%

Brian D. Niebur
800 Nicollet Mall, Suite 2690
Minneapolis, MN 55402	6,250	(5)	*

All directors and executive officers as a group (two persons)	81,250		1.9%

*	Less than 1%

(1)	Each person has sole voting and sole dispositive power with respect to all outstanding shares, except as noted.

(2)	Based on 4,348,720 shares outstanding as of January 31, 2003; provided that each figure showing the percentage of outstanding shares owned beneficially has been calculated by treating as outstanding and owned the shares which could be purchased by the indicated person(s) within 60 days upon the exercise of existing stock options and warrants.

(3)	Includes 200,000 shares which are owned by Blake Capital Partners, LLC, which is owned by Mr. Mills, 200,000 shares which are owned by Mr. Mills Individual Retirement Account and 137,500 shares which are owned by Mr. Mills’ spouse and to which Mr. Mills disclaims beneficial ownership. Entrx Corporation is holding 250,000 shares of Surg’s common stock as part of the collateral for a loan Mr. Mills obtained from Entrx Corporation before he became an officer or director of Entrx.

(4)	Includes 7,500 shares which are owned by Mr. Brimmer’s Individual Retirement Account, 2,500 shares which are owned by the Individual Retirement Account of Mr. Brimmer’s spouse (to which he disclaims any beneficial interest), and 25,000 shares which Mr. Brimmer has the right to acquire under an outstanding option. Mr. Brimmer is a director and the Company’s Chief Executive Officer.

(5)	Includes 6,250 shares that Mr. Niebur has the right to acquire under an outstanding stock option. Mr. Niebur is a director and the Company’s Chief Financial Officer.

The Company, along with its wholly owned subsidiary, CQ Acquisition, Inc., have entered into a merger agreement with Chiral Quest, LLC, whereby Chiral Quest, LLC will be merged into CQ Acquisition, Inc. on or about February 13, 2003. If the merger is completed, the members of Chiral Quest, LLC will own approximately two thirds of the

Company’s outstanding common stock, and certain of those members will be appointed to, and constitute a majority of the members of the Company’s Board of Directors. (See “Item 1. Description of Business”)

Item 12. Certain Relationships and Related Transactions

Certain Transactions

Sale of Capital Stock to Entrx Corporation (formerly Metalclad Corporation)

On May 30, 2002, Entrx Corporation (“Entrx”) acquired 3,625,000 shares of the Company’s common stock, constituting approximately 90% of the outstanding shares of the Company for $3,000,000 invested into the Company. While in control of the Company, Entrx Corporation acquired an additional 357,142 shares of the Company’s common stock for approximately $.84 per share, while the market price was $2.00 per share.

Since its investment on May 30, 2002, Entrx Corporation has been providing the Company with limited office space, and limited accounting, management and clerical services without charge. In consideration of Entrx’s contribution, if the merger with Chiral Quest, LLC is consummated, the Company has agreed to pay to Entrx Corporation a management fee equal to an amount by which the cash assets of the Company, after deduction of all liabilities, exceed $3,000,000 as of the effective time of the merger with Chiral Quest, LLC, estimated to be $50,000.

Item 13. Exhibits and Reports on Form 8-K

A.	Exhibits required to be filed by Item 601 of Regulation S-B are included as Exhibits to this report as follows.

3.1	Articles of Incorporation of the Company[1]

3.2	Certificate of Designation of Series A Preferred Stock[2]

3.3	Articles of Amendment to Articles of Incorporation, effective as of January 23, 2002[2]

3.4	Bylaws of the Company[1]

3.5	Articles of Amendment to Articles of Incorporation effective September 26, 2002

10.1	Asset Purchase Agreement between Surgidyne, Inc. (n/k/a Surg II, Inc.) and Oxboro Medical, Inc. (n/k/a Sterion Incorporated) dated as of October 4, 2001[3]

10.2	Amendment No. 1, dated as of November 29, 2001, to the Asset Purchase Agreement between Surgidyne, Inc. (n/k/a/ Surg II, Inc.) and Oxboro Medical, Inc. (n/k/a Sterion Incorporated) dated as of October 4, 2001[3]

10.3	Amendment No. 2, dated as of January 9, 2002, to the Asset Purchase Agreement between Surgidyne, Inc. (n/k/a/ Surg II, Inc.) and Oxboro Medical, Inc. (n/k/a Sterion Incorporated) dated as of October 4, 2001[4]

10.4	Stock Purchase Agreement among the Company, Entrx Corporation (formerly Metalclad Corporation), Theodore A. Johnson and Charles B. McNeil dated May 29, 2002

10.5	Merger Agreement among the Company, CQ Acquisition, Inc. and Chiral Quest, LLC dated November 12, 2002[5]

99.1	CEO Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CFO Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to Exhibits filed with Registrant’s 1987 Form 10-K.

2.	Incorporated by reference to Exhibits filed with Registrant’s 2001 Form 10-K.

3.	Incorporated by reference to Exhibits filed with Registrant’s Definitive Proxy Statement filed on January 2, 2002.

4.	Incorporated by reference to Exhibits filed with Registrant’s Form 8-K dated January 22, 2002.

5.	Incorporated by reference to Exhibits filed with Registrant’s Form 8-K dated November 27, 2002.

B.	Reports on Form 8-K.

On November 5, 2002, the Company filed a Form 8-K disclosing that Entrx Corporation had distributed as a dividend 3,791,576 shares of the Company’s common stock.

On November 27, 2002, the Company filed a Form 8-K disclosing that its wholly owned subsidiary, CQ Acquisition, Inc., had entered into a merger agreement with Chiral Quest, LLC contemplating the merger of Chiral Quest into CQ Acquisition, Inc. with CQ Acquisition, Inc. being the surviving corporation in the merger.

Item 14. Controls and Procedures

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

Surg II, Inc.

By:	/s/ Brian D. Niebur Brian D. Niebur Chief Financial Officer Date: February 7, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 7, 2003	/s/ Kenneth W. Brimmer

By: Kenneth W. Brimmer Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 7, 2003	/s/ Brian D. Niebur

By: Brian D. Niebur Chief Financial Officer and Director (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Kenneth W. Brimmer, certify that:

1.	I have reviewed this annual report on 10-KSB of Surg II, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”) and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003	/s/ Kenneth W. Brimmer By: Kenneth W. Brimmer President and Chief Executive Officer

I, Brian D. Niebur, certify that:

1.	I have reviewed this annual report on 10-KSB of Surg II, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”) and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003	/s/ Brian D. Niebur By: Brian D. Niebur Chief Financial Officer