Form 10QSB
period 2003-03-31
CHIRAL QUEST INC
filed 2003-05-15
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 33-13058-C

Chiral Quest, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	58-1486040 (I.R.S. Employer Identification No.)

1981 Pine Hall Drive, State College, Pennsylvania 18901
(Address of principal executive offices)

(814) 234-5054
(Issuer’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

As of May 13, 2003, there were 13,001,018 shares of the issuer’s common stock, $.01 par value, outstanding.

Forward-Looking Statements

          The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I, Item 2 of this quarterly report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to the risks identified under the section entitled “Risk Factors” following Item 2 in Part I of this Report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHIRAL QUEST, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31,
	(Unaudited)	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,418,216	$33,520
Accounts receivable, net of allowance for doubtful accounts of $50,000 at March 31, 2003 and December 31, 2002	34,428	12,456
Inventory	35,210	28,422

Total Current Assets	2,487,854	74,398
EQUIPMENT, NET	61,326	67,011
INTELLECTUAL PROPERTY RIGHTS, NET	321,434	318,320

TOTAL ASSETS	$2,870,614	$459,729

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$212,900	$111,832
Accrued expenses	83,503	105,377
Notes payable	—	336,625
Deferred revenue	133,967	133,967

Total Current Liabilities	430,370	687,801

LONG-TERM LIABILITIES
Deferred revenue	139,591	173,083

Total Long-Term Liabilities	139,591	173,083

TOTAL LIABILITIES	569,961	860,884

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 50,000,000 authorized, 13,001,018 and 8,652,298 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	130,010	86,523
Additional paid-in capital	4,225,738	1,261,527
Deferred consulting expense	(324,000)	(356,400)
Accumulated deficit	(1,731,095)	(1,392,805)

Total Stockholders’ Equity (Deficiency)	2,300,653	(401,155)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$2,870,614	$459,729

See accompanying notes to condensed consolidated financial statements.

CHIRAL QUEST, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2003	March 31, 2002

REVENUE	$72,059	$50,293
COST OF GOODS SOLD	17,859	4,170

GROSS MARGIN	54,200	46,123

OPERATING EXPENSES
Management and consulting fees	54,674	65,400
Research and development	96,233	34,902
Selling, general and administrative	163,484	18,601
Compensation	71,125	47,866
Depreciation and amortization	9,924	10,531

Total Operating Expenses	395,440	177,300

LOSS FROM OPERATIONS	(341,240)	(131,177)
INTEREST EXPENSE	(2,809)	—
INTEREST INCOME	5,759	—

NET LOSS	$(338,290)	$(131,177)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(.03)	$(.02)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	10,826,658	8,652,298

See accompanying notes to condensed consolidated financial statements.

CHIRAL QUEST, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

			Additional	Deferred
	Common Stock		Paid-In	Consulting	Accumulated	Total Equity
	Shares	Amount	Capital	Expense	Deficit	(Deficiency)

Balance, December 31, 2002	8,652,298	$86,523	$1,261,527	$(356,400)	$(1,392,805)	$(401,155)
Recapitalization of the Company (See Note 1(A))	4,348,720	43,487	2,964,211	—	—	3,007,698
Amortization of deferred consulting expense	—	—	—	32,400	—	32,400
Net loss	—	—	—	—	(338,290)	(338,290)

BALANCE, MARCH 31, 2003	13,001,018	$130,010	$4,225,738	$(324,000)	$(1,731,095)	$2,300,653

See accompanying notes to condensed consolidated financial statements.

CHIRAL QUEST, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2003	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(338,290)	$(131,177)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,924	10,531
Amortization of deferred consulting expense	32,400	32,400
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(21,972)	12,302
Decrease in other current assets	—	101
(Increase) in inventory	(6,788)	—
(Decrease) increase in accounts payable	101,067	(90,670)
(Decrease) increase in accrued expenses	(31,418)	(86,905)
(Decrease) increase in deferred revenue	(33,492)	372,372

Net Cash (Used In) Provided By Operating Activities	(288,569)	118,954

CASH FLOWS FROM -INVESTING ACTIVITIES:
Payments on purchased equipment	—	4,288
Payments for intellectual property rights	(7,353)	(15,701)

Net Cash Used In Investing Activities	(7,353)	(11,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(376,625)	—
Proceeds from notes payable	40,000	—
Proceeds from loans payable	—	100,000
Payment of loans payable	—	(150,000)
Cash received in merger and recapitalization	3,017,243	—

Net Cash Provided By (Used In) Financing Activities	2,680,618	(50,000)

NET INCREASE IN CASH	2,384,696	57,541
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	33,520	45,008

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,418,216	$102,549

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2003, the Company issued 8,652,298 shares of common stock related to the merger (See Note 1). In connection with the merger and share issuance, in addition to the cash received of $3,017,243, the Company’s accrued expenses were increased by $9,545. Also in connection with the merger and share issuance, common stock and additional-paid-in capital were increased by $43,487 and $2,964,211, respectively.

See accompanying notes to condensed consolidated financial statements.

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2003
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

(A) Nature of Operations

On February 18, 2003, Chiral Quest, LLC merged with and into CQ Acquisition, Inc. (the “Merger”), a wholly owned subsidiary of the Company, which at that time was a reporting public corporation with no operations. In connection with the Merger, each unit of the membership interests of Chiral Quest, LLC outstanding immediately prior to the effective time of the Merger automatically converted into and thereafter represented the right to receive 0.752374 shares of the Company’s common stock. Immediately prior to the effective time of the Merger, Chiral Quest, LLC had outstanding 11,500,000 units of its membership interests. Accordingly, in connection with the Merger, the Company issued an aggregate of 8,652,298 shares of its common stock to the former members of Chiral Quest, LLC. There were 4,348,720 shares of Surg common stock issued and outstanding and 682,875 options at the effective time. After giving effect to the issuance of the shares in the Merger, the Company had outstanding 13,001,018 shares of common stock. In addition, immediately prior to the effective time of the Merger, Chiral Quest, LLC had outstanding non-vested contingent options and warrants to purchase an aggregate of up to 1,210,000 units of its membership interests, which following the merger, now represent the right to purchase an aggregate of up to 910,374 shares of the Company’s common stock at an average of $1.49 per share. Upon the effective time of the Merger, the Company changed its name from “Surg II, Inc.” to “Chiral Quest, Inc.”

Generally accepted accounting principles in the United States of America require that the company whose shareholders retain a majority interest in a business combination be treated as the acquiror for accounting purposes. As a result, for accounting purposes, the Merger was treated as a recapitalization of Chiral Quest, LLC. Accordingly, when the term “Company” is used herein, it is referring to business and financial information of Chiral Quest, LLC.

The Company provides chiral products and services to the pharmaceutical and fine chemical industries. The Company develops chemical catalysts used in the synthesis of desired isomers of chiral molecules using asymmetrical catalysis technology (the “Technology”) owned by the Pennsylvania State University Research Foundation (“PSRF”), the University’s technology transfer unit. The Company has a worldwide, exclusive license from PSRF for the inventions covered by the license. The original license agreement was signed and effectuated on November 8, 2000 (See Note 4).

In 2000, the Company entered into a five-year consulting agreement with a Pennsylvania State University employee to act as its Chief Technology Officer (“CTO”). The CTO is responsible for all aspects of PSRF’s inventions, compound development and other technologies to which the Company has rights. The agreement may be terminated by either the Company or the CTO upon sixty days notice. In the event that the CTO’s services to the Company survive his employment relationship with PSRF, or in the event that the Company develops independent research capabilities that would allow the Company to generate other intellectual property, such inventions will be owned exclusively by the Company.

(B) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary, which shall collectively be referred to herein as the “Company.” These statements have been prepared in accordance with accounting principles generally accepted in the United States of America

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2003
(UNAUDITED)

for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying condensed consolidated financial statements and the information included under the heading “Management’s Discussion and Analysis” should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Form 8-K/A filed on May 5, 2003.

(C) Basis of Consolidation

The accompanying March 31, 2003 condensed consolidated financial statements, after giving effect to the recapitalization resulting from the Merger, include the consolidated balance sheets of the Company at historical cost and the statements of operations of the accounting acquiror for the three months ended March 31, 2003 and that of the acquiree for the period since the Merger. All significant intercompany transactions and balances have been eliminated in consolidation.

(D) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(E) Inventory

Inventory, consisting of mixtures of raw material compounds and completed proprietary ligands, is stated at the lower of cost or market. The compounds are intermediates in the production of finished product ligands that are sometimes also used by the Company for further research and development of the Technology . The completed ligands are sold to third parties (See Note 2).

(F) Equipment

Depreciation is provided over the estimated useful lives of the assets, principally using the straight-line method. For tax purposes, accelerated methods are used. The estimated useful lives used for depreciation were five and seven years for laboratory equipment and office equipment, respectively (See Note 3).

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2003
(UNAUDITED)

(G) Intangibles

Under Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), subsequent to June 30, 2002, goodwill should not be amortized. Effective January 1, 2002, intangibles existing as of June 30, 2001 having a finite life will be amortized and those with indefinite lives will no longer be amortized, but rather, evaluated for impairment on an annual basis using a fair value based test. Intangibles of the Company as of March 31, 2003 and December 31, 2002 consisted of rights to PSRF’s intellectual property, which are classified as Intellectual Property Rights in the accompanying balance sheet as of March 31, 2003 and December 31, 2002, of $321,434, net of accumulated amortization of $18,157, and $318,320 net of accumulated amortization of $13,918, respectively. See Note 4 for more discussion on the Company’s Rights to Intellectual Property.

(H) Revenue Recognition

Revenues from the Company’s rights to PSRF’s intellectual property are recognized upon a signed agreement with the customer or remittance of an invoice and allocated over the applicable periods. The revenues are comprised principally of the licensing of PSRF’s Technology. The Company assumes the financial risks related to these revenues by financing the research and development of PSRF’s technology as well as the defense of PSRF’s patents. Deferred revenue in the accompanying balance sheets represents amounts prepaid by customers to the Company for services. These deferred amounts will be amortized into revenue over the applicable periods.

In addition the company records revenue from the sale of manufactured proprietary ligands (“ligands”). The revenue is recognized in full upon the shipping and invoicing of the ligands to the customer.

(I) Income Taxes

Since inception to September 30, 2002, the Company had elected to file its income tax returns as a partnership for federal and state income tax purposes. As such, the Company did not pay income taxes, as any income or loss through September 30, 2002 was included in the tax returns of the individual members. Accordingly, no provision was made for income taxes in the accompanying financial statements through September 30, 2002. On October 1, 2002, the Company elected to file its income tax returns as a “C” corporation and has adopted SFAS No. 109 “Accounting for Income Taxes.”

Commencing October 1, 2002, the Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A deferred tax asset as of March 31, 2003 consisting primarily of the tax effect of net operating loss carryforwards of approximately $596,000 has been fully offset by a valuation allowance because it is management’s belief that realization of such amount is not considered more likely than not.

(J) Stock-Based Compensation

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2003
(UNAUDITED)

Employee stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per share impacts are provided as if the fair value method had been applied. See Note 5 for more discussion on the Company’s stock-based compensation. For the three months ended March 31, 2003, the impact on net income related to adopting the fair value method of employee options would have been an increase in net loss of approximately $115,900 due to the amortization of employee option issuances prior to the merger date. The Company did not issue options to employees during the three month period ended March 31, 2003.

(K) Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(L) Impairment of Long-Lived Assets

The Company evaluates the recoverability of the Intellectual Property Rights, where indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. For the three months ended March 31, 2003 and 2002 the Company determined that, based on estimated future cash flows, the carrying amount of the Intellectual Property Rights, equals the fair value. Accordingly, no impairment loss was required for the three months ended March 31, 2003 and 2002.

(M) Research and Development Expense

Research and development (“R&D”) costs are expensed as incurred. These expenses include the cost of the Company’s proprietary R&D efforts as well as costs incurred in connection with the Company’s third-party collaboration efforts. For the three months ended March 31, 2003 and 2002 approximately $96,233 and $34,902, respectively, had been charged to research and development expense.

NOTE 2	INVENTORY

The principal components of inventory as of March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003	December 31,
	(Unaudited)	2002

Raw material compounds	$24,803	$28,422
Finished goods	10,042	—
Work-in-process	365	—

Total Inventory	$35,210	$28,422

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2003
(UNAUDITED)

NOTE 3	EQUIPMENT, NET

The major classes of equipment and the related estimated useful lives are as follows:

	March 31, 2003	December 31,
	(Unaudited)	2002	Life

Laboratory equipment	$112,043	$112,044
Accumulated depreciation	(52,622)	(47,020)	5 Years

Laboratory equipment, net	59,421	65,024

Office equipment	$2,291	$2,291
Accumulated depreciation	(386)	(304)	7 Years

Office equipment, net	1,905	1,987

Total	$61,326	$67,011

Depreciation expense for the three months ended March 31, 2003 and 2002 was $5,685 and $6,135, respectively.

NOTE 4	RIGHTS TO INTELLECTUAL PROPERTY

The Company’s exclusive right to certain PSRF patents, in the aggregate, are of material importance for the Company’s survival. These PSRF patents cover chemical formulations, processes for or intermediates useful in the manufacture of products and the uses of products. Protection for PSRF’s individual products extends for varying periods in accordance with the date of grant and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage. The Company is financially responsible for all aspects of these PSRF inventions, including legal and research and development expenses associated with the chemical developments. As of November 8, 2002, PSRF no longer has an obligation to license future inventions by the CTO to the Company.

During the three months ended March 31, 2003 and 2002, the Company capitalized approximately $7,400 and $20,000, respectively, in legal fees, U.S. Patent office handling fees and other expenses that PSRF incurred in the defense of the patents. Expenses incurred for research and development of the patents were expensed.

The Intellectual Property Rights are being amortized over the lives of the underlying patents, which generally are twenty years. Amortization expense recorded for the three months ended March 31, 2003 and 2002 was $4,239 and $4,396, respectively.

NOTE 5	STOCKHOLDERS’ EQUITY AND NOTES PAYABLE

The Company accounts for equity based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. The standard requires the

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2003
(UNAUDITED)

Company to adopt the “fair value” method with respect to equity-based compensation of consultants and other non-employees.

The Company issued 4,062,820 shares of common stock for services during the period from October 11, 2000 (inception) to December 31, 2000 in connection with two five-year consulting agreements. As a result of these agreements, the Company recorded current charges to operations of $32,400 and $32,400 for the three-month periods ended March 31, 2003 and 2002, respectively. The Company also recorded a deferred consulting expense, which is recognized as an offset to equity, of $324,000 and $356,400 as of March 31, 2003 and December 31, 2002, respectively, as a result of these agreements. The deferred consulting expense is being amortized over the lives of the agreements.

The Company did not adopt the fair value method, in accordance with SFAS 123, with respect to employee stock options. The Company accounts for employee stock options under the “intrinsic value” method in accordance with APB 25. In December 2000, the Company granted an employee 1,128,562 options for services rendered to the Company. During January 2001, the employee exercised 564,281 of the 1,128,562 options to purchase 564,281 shares of common stock at the exercise price of $.0133 for total proceeds of $7,500. During June 2002, the employee exercised the remaining 564,281 of the 1,128,562 options to purchase 564,281 shares of common stock at the exercise price of $.0133 for total proceeds of $7,500. The option issuances did not result in a charge to operations for the three-month period ended March 31, 2003 and 2002, under the intrinsic value method. Additionally, the Company did not issue options to employees during the three month period ended March 31, 2003.

During 2002, the Company granted 865,230 options under an employment agreement to an individual who became the Company’s CEO. The options vest over a three-year period equally commencing with the merger date (See Note 1), are exercisable at $1.4886 per share and are for services to be rendered to the Company over the vesting period. The option issuance did not result in charges to operations for the three months ended March 31, 2003 and 2002.

During July 2002, two of the Company’s members (the “Sellers”) sold all of their interest in the Company to an individual. The total number of shares sold was 4,589,481, giving the individual a then 53% ownership in the Company. The individual is paying the purchase price for his shares to the Sellers in six quarterly installments. As of March 31, 2003, the individual is current on his quarterly payments. Should the individual default on his payments to the Sellers, the shares will revert back to the Sellers. Subsequent to the purchase of the shares from the Sellers, the individual sold a substantial portion of his shares to certain other individuals who are restricted from selling their shares purchased from the individual until such time as the Sellers have been paid in full for the interests he purchased from them.

In connection with the Merger (see Note 1), the Company issued 550,000 options, with an exercise price of $1.25, to an independent consultant for financial advisory services related to the Merger. The value of the options were treated as Merger transaction costs and charged directly to equity in the accompanying financial statements.

NOTE 6	AGREEMENTS

During January 2002, the Company entered into a licensing agreement with a pharmaceutical product development customer through September 3, 2005 for a non-refundable fee of $400,000. The Company received $400,000 during the year ended December 31, 2002. The agreement grants the customer a worldwide non-exclusive royalty fee to license to make and use certain Intellectual Property Rights for all

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2003
(UNAUDITED)

research purposes involving the customer’s compounds but not the sale or manufacture for sale of compounds or processes under the Company’s right, title and interest in such Intellectual Property Rights. The fee is being recognized over the remaining consulting contract life for the Employee referenced in Note 1(A) Nature of Operations. For the three months ended March 31, 2003 and 2002, the Company has recognized income of $28,560 and $28,619, respectively, in relation to this agreement.

In August 2002, the Company entered into a one-year scientific research agreement with another pharmaceutical product development customer to assist in the completion of a feasibility screening program and report. In consideration for the experimental activity, the customer paid a fee of $30,000. The fee is being recognized over the life of the agreement, which resulted in the Company recognizing income. For the three-month periods ended March 31, 2003 and 2002, the Company has recognized income of $4,932 and $0, respectively.

NOTE 7	BUSINESS AND CREDIT CONCENTRATIONS

The Company had two customers who accounted for approximately 60% and 85% of net revenue for the three months ended March 31, 2003 and 2002, respectively.

The Company had two customers who accounted for approximately 44% and 37%, respectively, of net accounts receivable as of March 31, 2003.

NOTE 8	COMMITMENTS AND CONTINGENCIES

During 2002, the Company received a cease and desist letter from a competitor apprising the Company of the existence of a U.S. Patent. In October 2002, the Company and such competitor entered into a mutual confidentiality agreement in which each party agreed to exchange technology information in order to more fully evaluate whether either is infringing upon the rights of the other.

Also, the Company received an additional patent notification letter from another competitor apprising them of the existence of another U.S. Patent.

As of March 31, 2003, no civil actions have been filed in either of the above instances.

NOTE 9	RELATED PARTY TRANSACTIONS

The original purchaser of the 53% ownership is also the managing member of Paramount Capital Investments, LLC (“Paramount”) which has been performing the financial and administrative functions for the Company since July 12, 2002, and financed the Company through the granting of loans for working capital evidenced by a series of promissory notes (the “Notes”) aggregating $376,625. The Notes were bearing interest at 5% and matured upon the earlier of (1) July 31, 2004, (2) the date of an initial public offering of common stock or (3) the first date on which the Company’s common stock (or securities received in exchange for the Company’s common stock) trades on a national exchange. The Notes were repaid including interest in full on February 28, 2003, and subsequently cancelled.

Additionally, since September 1, 2002, the Company has been paying $4,000 per month to Paramount for administrative services. For the three month period ended March 31, 2003 this resulted in charges to operations of $12,000.

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2003
(UNAUDITED)

NOTE 10	SUBSEQUENT EVENTS

During April 2003, the Company issued a total of 167,500 options to purchase 167,500 shares of common stock to three employees related to their employment contracts, subject to approval of the Board of Directors. The total value of the option issuance of $157,650 was valued using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate ranging from 3.98% to 4.0%, volatility ranging from 67.24% to 67.38%, lives of ten years and annual rate of quarterly dividend of 0%.

During April 2003, the Company paid $65,115 to lease laboratory and office space located in Monmouth Junction, New Jersey. The payment was applied as follows: $20,000 for the security deposit, $12,565 for the first month’s rent and expenses and $32,550 for fit-out costs to conform the space to specified needs of the Company. In the event that the lease is not finalized, the Company will be refunded all amounts paid except for the $20,000 security deposit. The lease is for a three-year term with a total base rent of $354,240 to be paid in monthly installments that increase after each year. The Company also issued the landlord 20,000 options that will vest over the term of the lease, provided that the lease is finalized.

Item 2.      Management’s Discussion and Analysis or Plan of Operation.

Overview

Until January 22, 2002, we were engaged in the design, development, manufacture and sale of medical and surgical wound drainage products. On January 22, 2002, we sold substantially all of our operating assets, leaving us with no sources of revenue.

On February 18, 2003, we completed a reverse acquisition of privately-held Chiral Quest, LLC, a Pennsylvania limited liability company, in accordance with the terms of a merger agreement dated November 12, 2002. Pursuant to the merger agreement, Chiral Quest, LLC merged with and into CQ Acquisition, Inc., a wholly-owned subsidiary of the Company. In connection with the merger, we issued approximately two-thirds of our outstanding common stock (after giving effect to the transaction) to the former members of Chiral Quest, LLC. Following the merger, we adopted the business of Chiral Quest, LLC as our business and changed our name from Surg II, Inc. to Chiral Quest, Inc. Accordingly, when we refer to business or financial information relating to us or our company, we are referring to the business and financial information of Chiral Quest, LLC, unless the context indicates otherwise.

Since our inception in October 2000, we have focused our efforts and resources on the development of Asymmetrical catalysis technology (“ACT”), our primary intellectual property to which we hold an exclusive worldwide license from the Pennsylvania State Research Foundation (“PSRF”). Our license from PSRF covers certain inventions discovered by our CTO prior to November 8, 2002.

Since inception we have incurred a cumulative deficit of $1,731,095 through March 31, 2003. We expect our operating losses to increase significantly over the next several years, primarily due to expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities.

Our ability to achieve profitability depends upon, among other things, our ability to discover and develop products (specifically new “ligands”), and to develop our products on a commercial scale through a cost effective and efficient process. To the extent that we are unable to produce, directly or indirectly, ligands in quantities required for commercial use, we will not realize any substantial revenues from our technology. Moreover, there can be no assurance that we will ever achieve significant revenues or profitable operations from the sale of any of our products or technologies. Risks associated with our business are more thoroughly addressed in the section entitled “Risk Factors.”

Since our inception, we have generated sales revenue but not yet generated any net profits. Our management believes that our R&D and manufacturing capacity will need to grow in order for us to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies.

Results of Operations

Our revenues for the three months ended March 31, 2003 were $72,059, as compared to $50,293 during the three months ended March 31, 2002. Cost of goods sold for the three months ended March 31, 2003 was $17,859, as compared to $4,170 during the three months ended March 31, 2002.

For the three months ended March 31, 2003, approximately 47% of total revenue was derived from option fee income pertaining to the licensing of our intellectual property and 53% of total revenue was derived from sales of our ligands to third parties. It is anticipated that sales of our ligands will comprise the majority of our revenues in the future as we expand our manufacturing capabilities.

Our research and development expenses for the three months ended March 31, 2003 were $96,233, as compared to $34,902 during the three months ended March 31, 2002. This increase was primarily caused by increased utilization of the Penn State research resources in connection with the development of new ligands. Our current agreement with Penn State obligates us to fund four Penn State post-doctorate fellows to produce research quantities of chiral ligands to Chiral Quest. This arrangement expires on October 15, 2003. In order to obtain research quantities of ligands after October 15, 2003, we will have to either enter into a new agreement with Penn State or find another source. There is no guarantee that we will be able to enter into such new agreement or find an alternative source for its ligands on commercially reasonable terms. However, during the second quarter, we expect to open additional laboratory facilities where we will be able to produce both research and commercial quantities of our ligands. We may also outsource certain manufacturing requirements. These new facilities may enable the Company to rely less on the Penn State post-doctoral fellows. Accordingly, the Company expects R&D and manufacturing costs to increase significantly in the third and fourth quarters due to the opening of additional facilities and the possible increased cost of using facilities and chemists at Penn State.

Management and consulting fees for the three months ended March 31, 2003 were $ 54,674, as compared to $65,400 during the three months ended March 31, 2002. The overall change for the three months ended March 31, 2003 versus 2002 was caused by a reduction in management fee expense and an increase in consulting fee expense. Management fee expense was only $4,000 per month for the three months ended March 31, 2003 compared to $11,000 per month for the three months ended March 31, 2002. Consulting fees for the three months ended March 31, 2003 increased due to the hiring of a new consultant at a rate of $6,850 per month through February 15, 2003. Following the Surg II, Inc.-Chiral Quest, LLC merger, we hired the consultant on a full-time basis to be our Director of Operations.

Selling, general and administrative expense for the three months ended March 31, 2003 was $163,484, as compared to $ 18,601 during the three months ended March 31, 2002. This increase in SG&A expenses was primarily due to higher legal and accounting fees in connection with the merger with Surg II, Inc.

Compensation expense was $ 71,125 for the three months ended March 31, 2003 compared to $47,866 for the three months ended March 31, 2002. This increase was caused primarily by the new CEO (hired in November 2002) receiving an increase of annual base salary to $205,000 effective at the merger date.

Interest expense for the three months ended March 31, 2003 was $2,809, as compared to $0 during the three months ended March 31, 2002. This increase was caused by the promissory notes owed to an affiliate which were fully satisfied in February 2003. There were no promissory notes outstanding at March 31, 2002.

Interest income for the three months ended March 31, 2003 was $5,759, as compared to $0 during the three months ended March 31, 2002. The increase in interest income was caused by significantly higher cash reserves obtained after the merger.

Our net loss for the three months ended March 31, 2003 was $338,290 compared to $131,177 for the three months ended March 31, 2002. The increased losses for the three months ended March 31, 2003 compared to 2002 were primarily due to higher research and development expense and expenses in connection with the merger. We expect losses to continue and increase in the next year as the company attempts to expand its laboratory space, purchase more chemicals and raw material compounds, hire additional employees, and incur public filing and regulatory expenses as well as higher legal and accounting fees in connection therewith.

Liquidity and Capital Resources

As of March 31, 2003, we had working capital of $ 2,057,484 and cash and cash equivalents of $2,418,216. We anticipate that our current working capital will be sufficient to fund operations for at least an additional 12 months excluding revenues. If we are unable to significantly increase our revenues in the next 12 months, however, we will most likely require additional financing in order to continue operations. The most likely source of financing includes private placements of our stock or a bridge loan to the company from outside investors or a bank.

Our working capital requirements will depend upon numerous factors, including without limitation the progress of our research and development programs, the resources we devote to developing manufacturing and marketing capabilities, technological advances, the status of competitors, and our ability to establish sales arrangements with new customers. Working capital will also be affected by new leases for office and laboratory space. During April 2003, the Company paid $65,115 (including a non-refundable $20,000 security deposit) to lease laboratory and office space located in Monmouth Junction, New Jersey. The lease is for a three-year term with a total base rent of $354,240 to be paid in monthly installments that increase after each year. The Company also issued the landlord 20,000 options that will vest over the term of the lease, provided that the lease gets finalized. We may also lease additional facilities in the future as well.

Critical Accounting Policies

The Company evaluates the recoverability of the Intellectual Property Rights, where indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. For the three months ended March 31, 2003 the Company determined that, based on estimated future cash flows, the carrying amount of the Intellectual Property Rights, equals the fair value. Accordingly, no impairment loss was required for the three months ended March 31, 2003. Please refer to Note 1 of the condensed consolidated financial statements as of March 31, 2003 for a complete description of our significant accounting policies.

Recently Issued Accounting Standards

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards.

Statement No. 143 “Accounting for Asset Retirement Obligations” establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

In August 2002, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of” and APB No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 established a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provision of APB No. 30 for presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2002 and the interim periods within.

In April 2002, the FASB issued Financial Accounting Standards No. 145 (“FAS 145”) “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. This statement rescinds FAS 4 “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, FAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. The

statements also rescinds FAS 44 “Accounting for Intangible Assets of Motor Carriers” and amends FAS 13 “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 is effective for fiscal years beginning after May 15, 2002 and to certain transactions occurring after that date.

In July 2002, the FASB issued Financial Accounting Standards No. 146 (“FAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”. FAS 146 requires that a liability for a cost associated with exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the entity’s commitment to the exit plan. FAS 146 is effective for fiscal years beginning after December 31, 2002, with early application encouraged.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123,” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

We believe that the adoption of these pronouncements will not have a material impact on our financial position or results of operations.

RISK FACTORS

Risks Relating to Our Operations

We have no meaningful operating history on which to evaluate our business or prospects.

          Since we only commenced operations in October 2000, we have only a limited operating history on which you can base an evaluation of our business and prospects. Accordingly, our business prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the fine chemical, pharmaceutical and biotechnology markets.

Our management anticipates incurring losses for the foreseeable future.

          For the year ending December 31, 2002, we had a net loss of $537,978, and since its inception in October 2000 through December 31, 2002, we have incurred an aggregate net loss of $1,392,805. As of March 31, 2003, we had total assets of approximately $2.87 million, of which approximately $2.42 million was cash or cash equivalents. Our management expects operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably.

We will require additional financing in order to complete the development of our products and services and otherwise develop its business operations. Such financing may not be available on acceptable terms, or even at all.

          We anticipate that our current capital will be adequate to fund our operations through at least fiscal 2003. However, changes may occur that would consume available capital resources before that time. Our combined capital requirements will depend on numerous factors, including competing technological and market developments; changes in our existing collaborative relationships; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute; the purchase of additional capital equipment; acquisition of technologies; and the development and regulatory approval progress of our customers’ product candidates into which our technology will be incorporated.

          Additional capital which may be needed by us in the future may not be available on reasonable terms, or at all. If adequate financing is not available, we may be required to terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, or potential markets that it would not otherwise relinquish.

Potential fluctuations in results of operations; difficulty in predicting results of operations.

          As we develop our business, we expect our revenues and operating results to vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to the fact that we have little or no significant operating history with our new technology, we cannot predict our future revenues or results of operations accurately. Our current and future expense levels are based largely on planned expenditures and estimates of future revenues. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenues relative to our planned expenditures could have an immediate adverse effect on our business and results of operations.

We may be unable to develop successful customer relationships.

          We intend to establish relationships with various types of customers and partners, such as pharmaceutical and fine chemical manufacturers. Each of these relationships will involve negotiation of terms and fees. We cannot be certain that we will be able to negotiate profitable relationships or that we can successfully fulfill its obligations under development agreements that will allow us to continue these relationships.

Our future success is highly dependent on the continued availability of Dr. Xumu Zhang and other key employees and consultants.

          In connection with the continued development of our products and services, we are substantially dependent upon on the continued service of our existing research personnel, including in particular, Dr. Xumu Zhang. Dr. Zhang, an associate professor at Penn State, serves as our chief technology officer and provides essential services to us pursuant to a consulting agreement. Dr. Zhang may terminate the consulting agreement upon 60 days notice. Although we maintain key-man life insurance with respect to Dr. Zhang, the loss of his services would have a material adverse effect on our business. We also employ other research scientists who are critical to our success. Although our employees and consultants have entered into confidentiality agreements, most have not entered into noncompete agreements with us. The loss of one or more of our research personnel, especially Dr. Zhang, could prevent or delay the ongoing development of our products and services, which would materially and adversely affect our business.

Our license agreement with Penn State Foundation may be terminated if we do not achieve certain milestones.

          Our business is based on technically complex products and services. We do not directly own our technology, but rather have the exclusive, worldwide right to use it pursuant to a license agreement with PSRF. Currently, our commercial success depends entirely on this licensed technology. Pursuant to the license agreement, we are required to use its best efforts to achieve “gross revenue” (as defined in the license agreement) of at least $250,000 in 2004, at least $350,000 in 2005 and at least $500,000 in 2006. In the event we fail to achieve these milestones, or otherwise materially breach the license agreement, PSRF has the right, but not the obligation, to terminate the license. Unless we subsequently develop our own technology independent of PSRF, termination of this license would preclude us from implementing our business plan.

We currently rely and will in the future rely heavily on our relationship with Penn State.

          In addition to the license agreement with PSRF, we rely heavily on our relationship with Penn State for research and development activities and as our only current supplier of its ligands. Our current agreement with Penn State requires us to fund four Penn State post-doctorate fellows to produce research quantities of chiral ligands to us. This arrangement expires on October 15, 2003. We have no agreement with Penn State to produce ligands in commercial quantities and Penn State does not currently have such capabilities. Should the post-doctoral fellows at Penn State fail to produce the chiral ligands in sufficient quantities or cease to produce the ligands altogether, it could adversely affect our business operations. Even if we could establish additional or replacement supplies of its ligands in a timely fashion, it may not be able to do so on commercially reasonable terms. In order to obtain research quantities of ligands after October 15, 2003, we will have to either enter into a new agreement with Penn State or find another source. There is no guarantee that we will be able to enter into such new agreement or find an alternative source for its ligands on commercially reasonable terms. Any material interruption in the supply of the ligands will have a material adverse effect on our business. However, during the second quarter, we expect to open additional laboratory facilities where we will be able to produce both research and commercial quantities of our ligands. We also may outsource certain manufacturing requirements. Accordingly, the existence of this new facility and our ability to outsource certain manufacturing requirements may serve to mitigate any adverse effects resulting from our failure to obtain an extension of our research agreement with Penn State.

We may rely heavily on third parties to formulate and manufacture its products.

          We currently lack the resources to formulate or manufacture our own products on a commercial scale. Our researchers currently only have the ability to develop our ligands in research quantities, although we expect to have the capacity to develop at least some ligands on a commercial scale in the near future as we intend to open another laboratory in New Jersey. If any of our customers require our ligands in commercial quantities in the near term, we may have to rely on one or more third-party contractors to manufacture the ligands to satisfy the needs of such customers. Reliance on one or more third-party manufacturers exposes us to certain risks, including the following:

•	We may be unable to replace manufacturers on commercially reasonable terms or at all because the number of potential manufacturers is limited, and the United States Food and Drug Administration (“FDA”), or such similar regulatory authorities, may have to approve any replacement contractor;

•	Third-party manufacturers might be unable to formulate and manufacture our ligands in the volume and of the quality required to meet customers’ clinical and commercial needs;

•	Our existing and future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our customers to complete their clinical trials or to successfully produce, store and distribute our products;

•	Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards, which we would be unable to control; and

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay the clinical trials conducted by our customers, approvals required by regulatory authorities, and the commercialization of some of our customers’ product candidates. These risks could also result in higher costs to the customer or could deprive us of potential product revenues.

We will need to create and grow its scientific, sales and support operations.

          We will need to create and substantially grow its direct and indirect sales operations, both domestically and internationally, in order to create and increase market awareness and sales of its products and services. The sale of our products and services will require the engagement of sophisticated and highly knowledgeable sales personnel. Similarly, the anticipated complexity of our products and services and the difficulty of customizing them will require us to hire research and development personnel, and customer service and support personnel, highly trained in chiral chemistry and chemical engineering. Competition among us and others to retain qualified sales personnel, chemists and chemical engineers is intense due to the limited number of available qualified candidates for such positions. Many of our competitors are in a financial position to offer potential employees of our company greater compensation and benefits than those which may be offered by us. Failure to recruit and retain such persons will have a material adverse effect on our business operations.

Our future success is dependent on the management of its potential growth.

          Our future success depends upon our ability to grow our business. Such growth, if it occurs, will require us to establish management and operating systems, hire additional support technical and sales personnel, and establish and maintain its own independent office, research and production facilities. Failure to manage that growth efficiently could have a material adverse effect on our business.

We currently have no capabilities and no experience in manufacturing our products on a commercial scale.

          We do not currently have the experience or ability to directly manufacture or market any chemical or pharmaceutical products in commercial quantities that may be developed under our collaborative arrangements. Rather, we currently intend to rely on third parties to manufacture our ligands, although we may determine in the future to develop our own manufacturing capabilities. However, prior to the end of the second quarter, we intend to open additional laboratory facilities where we will be able to produce both research and commercial quantities of its ligands. Nevertheless, we most likely will not be able to produce all of our ligands on a commercial scale at our laboratories. Accordingly, the existence of these new laboratories, if we are able to acquire such facilities, and our ability to outsource certain manufacturing requirements may serve to partially mitigate the risks described above.

          In addition, we have not yet developed a cost effective and efficient commercial manufacturing process for our ligands, and may never be able to do so. To the extent we are unable to produce, directly or indirectly, our ligands in quantities required for commercial use, we will not realize any benefits from our technology. Further, in the event we decide to establish a manufacturing facility in the future, we may require substantial additional funds, and will be required to hire and train a significant number of additional personnel, and, in certain circumstances, may need to comply with the extensive FDA “good manufacturing practice” regulations applicable to such a facility.

A small group of persons will be able to exert significant control over us.

Our officers and directors beneficially own or control approximately 29% of our outstanding common stock. Individually and in the aggregate, these persons have significant influence over the management of our business, the election of directors and all matters requiring shareholder approval. In particular, this concentration of ownership may have the effect of facilitating, delaying, deferring or preventing a potential acquisition of our company and may adversely affect the market price of our common stock. Additionally, our treasurer and four of the persons on our Board of Directors are employees of Paramount Capital, Inc., or one of its affiliates. Dr. Lindsay A. Rosenwald is the chairman and sole owner of Paramount Capital, Inc., and such affiliates. Dr. Rosenwald beneficially owns 4.9% of our outstanding common stock, and several trusts for the benefit of Dr. Rosenwald and his family will beneficially own 14.7% of our outstanding common stock. Dr. Rosenwald does not have the legal authority to exercise voting power or investment discretion over the shares held by those trusts; however, as a result of the foregoing, Dr. Rosenwald may have the ability to exert significant influence over us.

Risks Relating to Our Industry

We face intense competition.

          We compete directly with the in-house research departments of fine chemical, pharmaceutical and biotechnology companies, as well as contract research companies, and research and academic institutions. Many of our competitors have greater financial and other resources than us. As new companies enter the market and as more advanced technologies become available, we expect to face increased competition. In the future, any one of our competitors may develop technological advances that render our current or future products and services obsolete. While we plan to develop new and better technologies, which will give us competitive advantages, our competitors plan to do the same. We may not be able to develop the technologies we need to successfully compete in the future, and our competitors may be able to develop such technologies before we do. Consequently, we may not be able to successfully compete in the future.

The fine chemical, pharmaceutical and biotechnology industries involve rapidly changing technologies.

          Rapid technological change and uncertainty due to new and emerging technologies characterize the drug and fine chemical development industries. We may not be able to develop, integrate and market, on a timely basis, the new and enhanced products and services necessary to keep pace with competitors. Failure to anticipate or to respond to changing technologies, or significant delays in product development or introduction, could cause our customers to delay or decide against purchases of our products or services.

Many of our customers and potential customers are pharmaceutical and biotechnology companies, and we are and will be is subject to risks, uncertainties and trends that affect companies in these industries.

          For the foreseeable future, we will derive a substantial portion of our revenue from pharmaceutical and biotechnology companies. As a result, we will be subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries and possible reduction and delays in research and development expenditures by companies in these industries. Our future revenues may also be adversely affected by consolidation in the pharmaceutical and biotechnology industries, which will reduce the number of potential customers.

          Further, pharmaceutical and biotechnology companies face significant regulation by governmental entities in the United States and other countries. The nature and the extent to which such regulation may apply to our customers will vary depending on the nature of any such customers’ products. Virtually all pharmaceutical products developed by our customers will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the U.S. Food and Drug Administration and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming, can cause significant delays in the commercialization of a drug, and often require the expenditure of substantial resources. To the extent our customers experience significant delays in obtaining the necessary regulatory approvals to market their pharmaceutical products, or are unable to obtain such approvals at all, these customers will not purchase our proprietary ligands and other services used in the manufacture of the ultimate pharmaceutical product.

We may be held liable for harm caused by drugs that our customers develop and test.

          Our ligands may be used by our customers to produce drugs that are used by humans. If any of the drugs cause injuries or illness to people, we may be required to incur substantial costs in defending against such claims and may be required to pay damages to those persons. Although we intend to obtain liability insurance and will use commercially reasonable efforts to obtain indemnification from our customers for their use of our products, such protections may not be sufficient to protect us from the cost of such claims. Damages awarded in a product liability action could be substantial and could have a material negative impact on our financial condition.

We may be held liable for contamination or other harm caused by hazardous materials that we use.

          Some of our research and development processes involve the use of hazardous materials and, therefore, it is subject to federal, state and local regulation governing the use, manufacture, handling, storage and disposal of hazardous materials. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any contamination or injury. We may also incur expenses relating to compliance with environmental laws. Such expenses or liability could have a significant negative impact on our financial condition.

Risks Relating to Our Technology

We may not be able to license technologies that we needs to conduct our business.

          In addition to the technologies that we develop, we will rely heavily on technologies that we license from other companies or institutions. We may not be able to license technologies that we need in the future or we may be unable to license such technologies on a commercially reasonable basis. Although our license agreement with the Penn State Foundation provides that we are entitled to use any “improvements” subsequently made to the technologies we currently licenses, the Penn State Foundation’s obligation to license, for no additional consideration, any “new” technologies subsequently discovered by Dr. Zhang and researchers at Penn State expired on November 8, 2002. If we are unable to license the technologies we need in the future, or to license or otherwise acquire such technologies on commercially reasonable terms, we could experience increased costs and, therefore, reduced profits, or be unable to engage in certain activities that require those technologies. Accordingly, failure to license the technologies we need in the future or failure to license or otherwise acquire such technologies on commercially reasonable terms could have a material adverse effect on our business operations.

Our success will depend on our ability to protect our proprietary technology.

          Our rights to a substantial portion of our technology are as the exclusive licensee to several United States patents and a number of United States and foreign pending patent applications held by the Penn State Foundation including the ligands that comprise Our “Toolbox.” These patents and patent applications are based primarily upon the work of Dr. Zhang, our chief technology officer, who is also an associate professor at Penn State. Our success will depend largely on our ability, and the ability of our licensors and licensees, to obtain patents for their technologies and products, if any, resulting from the application of such technologies, defend patents once obtained, and maintain trade secrets.

If we are unable to protect its intellectual property, or incur significant expense in doing so, our business, operating results and financial condition may be materially adversely affected. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive.

          Our success and ability to compete are substantially dependent upon our internally developed products and services, which we currently protect, and will protect in the future, through the use of United States and foreign patents, and to the extent such products and services are not patentable, we will rely on trade secret protection. As with other knowledge-based products, however, our patent positions rest on complex factual and legal issues that are not entirely resolved and there can be no assurance that the patents utilized by us will adequately protect our proprietary products and services. Although we have taken steps to protect our unpatented trade secrets and know-how, in part through the control of access to such information and through the use of confidentiality agreements with our employees, consultants and certain of our contractors, customers and potential customers, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed or discovered by competitors. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We anticipate that policing unauthorized use of our products will be difficult, and we cannot be certain that the steps we intend to take to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, will be successful. Other businesses may also independently develop substantially equivalent information.

Foreign laws may not afford us sufficient protection for our intellectual property and, in certain cases, we may not seek patent protection outside the United States.

          We believe that our success will depend, in part, upon our ability to obtain international protection for our intellectual property. We have existing foreign customers and believe we will have access to large markets oversees. However, the laws of some foreign countries may not be as comprehensive as those of the U.S. and may not be sufficient to protect our proprietary rights abroad. In addition, in certain cases, we may decide not to pursue patent protection outside the United States, because of cost and confidentiality concerns. Accordingly, our international competitors could obtain foreign patent protection for, and market overseas, technology for which we are seeking U.S. patent protection, though such competitors’ patent protection generally requires such competitors to make their patent filings prior to information on our relevant inventions becoming sufficiently available under local law as to block the availability of such competitors’ patent protection.

Our technology may infringe on the proprietary rights of others.

          We anticipate that other patents that we license or may license in the future will be increasingly subject to infringement claims due to the rapid development of chiral chemistry and competitors in our industry. In fact, one potential competitor, Solvias, AG, based in Basel, Switzerland, notified us of its claim that one of the patented ligands that we license from the Penn State Foundation infringes on a patent that Solvias licenses from BASF Group, AG. We believe our patent position is strong and have entered into confidentiality agreements with Solvias to discuss its claims. We do not believe the Solvias matter will have a material effect on our operations and business prospects even if the matter was settled or finally adjudicated on terms unfavorable to us. Additionally, some of our other competitors or potential competitors may have filed or intend to file patent applications that may make claims that conflict with our own patent claims. We cannot be certain that these competitors or other third parties will not assert infringement claims against us with respect to our products and technology. Any infringement claim, including Solvias’ claim, regardless of its merit, could be time-consuming and expensive to defend. Such claims may also require us to enter into royalty or licensing agreements in order to continue using our technology. In the event we could not afford to defend our self against an infringement claim or are not able to enter into a license or royalty agreement on commercially favorable terms, or at all, we may be required to abandon the technology that is subject to such claims.

Item 3.      Controls and Procedures

          Within 90 days prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

          We are not a party to any material legal proceedings.

Item 2.    Changes in Securities

          In connection with our merger with Chiral Quest, LLC, effective as of February 18, 2003, we issued an aggregate of 8,652,298 shares of our common stock to the former members of Chiral Quest, LLC in exchange for all their membership units in Chiral Quest, LLC. In addition, at the time of the merger, Chiral Quest had outstanding options, warrants, and other rights to purchase up to an aggregate of 1,210,000 membership units, which automatically converted into rights to purchase up to an aggregate of 910,374 shares of our common stock. We relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the issuance of such securities did not involve a public offering, as there were fewer than 35 “non-accredited” investors, all of whom, either alone or through a purchaser representative, had such knowledge and experience in financial and business matters so that each was capable of evaluating the risks of the investment.

          Also in connection with the merger, we issued Key West Associates, LLC a warrant to purchase 550,000 shares of our common stock at a price of $1.25 per share. The warrant was issued pursuant to a letter agreement with Key West Associates in consideration of Key West Associates’ efforts introducing the Company to Chiral Quest, LLC. The Company relied on the exemption from federal registration under Section 4(2) of the Securities Act based on its belief that the issuance of the warrant did not involve a public offering and that Key West Associates is an accredited investor.

Item 4.    Submission of Matters to a Vote of Security Holders.

          A special meeting of shareholders was held on February 12, 2003. The shareholders took the following actions:

          (a)     The shareholders approved an amendment to our articles of incorporation, increasing the number of authorized shares of authorized capital to 50 million. There were 3,575,275 votes were cast for the resolution, 237,250 votes were cast against the resolution, 7,825 votes abstaining, and there were no broker non-votes.

          (b)     The shareholders approved an amendment to our articles of incorporation, changing our name to “Chiral Quest, Inc.” There were 3,665,612 votes were cast for the resolution, 148,774 votes were cast against the resolution, 5,964 votes abstaining, and there were no broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

(a)            Exhibits

Exhibit No.	Description

3.1	Articles of Amendment to the Registrant’s Articles of Incorporation dated February 12, 2003 (incorporated by reference to Exhibits 3.1 and 3.2 of the Registrant’s Form 8-K dated February 18, 2003).

4.1	Form of Warrant dated February 18, 2003 issued to Key West Associates, LLC.

10.1	Employment Agreement dated November 8, 2002 by and between Chiral Quest, LLC and Alan D. Roth.

10.2	Form of License Agreement dated on or about October 27, 2000 (as amended) by and between Chiral Quest, LLC and Penn State Research Foundation.

99.1	Certification of Chief Executive and Chief Financial Officer.

(b)       Reports on Form 8-K

          On March 5, 2003, we filed a Current Report on Form 8-K dated February 18, 2003 disclosing under Item 2 thereof our merger transaction with Chiral Quest, LLC. On May 5, 2003, we amended the current report to include financial statements and pro forma information, as required by Item 7 of Form 8-K.

          On April 25, 2003, we filed a Current Report on Form 8-K dated April 21, 2003 disclosing a change of accountants under Item 4, dismissing Virchow, Krause & Company, LLP and engaging Weinberg & Company, P.A. to be its principal independent accountants.

SIGNATURES

          In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIRAL QUEST, INC

Date: May 15, 2003	By:	/s/ Alan D. Roth

Alan D. Roth
President, Chief Executive Officer
and Chief Financial Officer

CERTIFICATIONS

I, Alan D. Roth, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Chiral Quest, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Alan D. Roth

Alan D. Roth
President, Chief Executive Officer
and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Articles of Amendment to the Registrant’s Articles of Incorporation dated February 12, 2003 (incorporated by reference to Exhibits 3.1 and 3.2 of the Registrant’s Form 8-K dated February 18, 2003).

4.1	Form of Warrant dated February 18, 2003 issued to Key West Associates, LLC.

10.1	Employment Agreement dated November 8, 2002 by and between Chiral Quest, LLC and Alan D. Roth.

10.2	Form of License Agreement dated on or about October 27, 2000 (as amended) by and between Chiral Quest, LLC and Penn State Research Foundation.

99.1	Certification of Chief Executive and Chief Financial Officer.