Form 10QSB
period 2003-06-30
CHIRAL QUEST INC
filed 2003-08-14
CIK 745788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-16686

Chiral Quest, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	58-1486040 (I.R.S. Employer Identification No.)

1981 Pine Hall Drive, State College, Pennsylvania 16801
(Address of principal executive offices)

(814) 234-5054
(Issuer’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     As of August 12, 2003, there were 13,001,018 shares of the issuer’s common stock, $.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation.
Item 3. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index
EX-4.1 Option Agreement No. LL-1 dated May 6, 2003
EX-4.2 Form of Option Agreement dated May 6, 2003
EX-4.3 Schedule of Options
EX-10.1 Consulting Agreement dated May 15, 2003
EX-31.1 Certification of CEO and CFO
EX-32.1 Certification Pursuant to Section 906

Forward-Looking Statements

     The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Part I, Item 2 of this quarterly report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to the risks identified under the section entitled “Risk Factors” following Item 2 in Part I of this Report.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CHIRAL QUEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

ASSETS

	June 30, 2003	December 31,
	(Unaudited)	2002

CURRENT ASSETS
Cash and cash equivalents	$1,790,874	$33,520
Accounts receivable, net of allowance for doubtful accounts of $50,000 at June 30, 2003 and December 31, 2002	60,330	12,456
Inventory	38,512	28,422
Prepaid expenses	17,830	—

Total Current Assets	1,907,546	74,398
PROPERTY, PLANT AND EQUIPMENT, NET	186,498	67,011
SECURITY DEPOSIT — RENT	20,000	—
INTELLECTUAL PROPERTY RIGHTS, NET	325,650	318,320

TOTAL ASSETS	$2,439,694	$459,729

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$210,606	$111,832
Accrued expenses and other	181,713	105,377
Due to related party	16,663	—
Notes payable	—	336,625
Deferred revenue	133,967	133,967

Total Current Liabilities	542,949	687,801

LONG-TERM LIABILITIES
Deferred revenue	106,099	173,083

Total Long-Term Liabilities	106,099	173,083

TOTAL LIABILITIES	649,048	860,884

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 50,000,000 authorized, 13,001,018 and 8,652,298 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	130,010	86,523
Additional paid-in capital	4,858,553	1,261,527
Deferred consulting expense	(902,636)	(356,400)
Accumulated deficit	(2,295,281)	(1,392,805)

Total Stockholders’ Equity (Deficiency)	1,790,646	(401,155)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$2,439,694	$459,729

See accompanying notes to condensed consolidated financial statements.

CHIRAL QUEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

REVENUE	$59,382	$61,191	$131,441	$111,484
COST OF GOODS SOLD	(7,528)	(1,286)	(25,387)	(5,456)

GROSS MARGIN	51,854	59,905	106,054	106,028

OPERATING EXPENSES
Management and consulting fees	71,335	54,400	126,009	119,800
Research and development	110,242	11,634	206,475	46,536
Selling, general and administrative	259,882	17,527	423,366	36,128
Compensation	146,595	42,765	217,720	90,631
Depreciation and amortization	32,716	10,536	42,640	21,067

Total Operating Expenses	620,770	136,862	1,016,210	314,162

LOSS FROM OPERATIONS	(568,916)	(76,957)	(910,156)	(208,134)
INTEREST EXPENSE	—	—	(2,809)	—
INTEREST INCOME	4,730	—	10,489	—

NET LOSS	$(564,186)	$(76,957)	$(902,476)	$(208,134)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(.04)	$(.01)	$(.08)	$(.02)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	13,001,018	8,652,298	11,937,998	8,652,298

See accompanying notes to condensed consolidated financial statements.

CHIRAL QUEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

			Additional	Deferred
	Common Stock		Paid-In	Consulting	Accumulated	Total Equity
	Shares	Amount	Capital	Expense	Deficit	(Deficiency)

Balance, December 31, 2002	8,652,298	$86,523	$1,261,527	$(356,400)	$(1,392,805)	$(401,155)
Recapitalization of the Company (See Note 1(A))	4,348,720	43,487	2,964,211	—	—	3,007,698
Options issued for services and rent	—	—	632,815	(622,970)	—	9,845
Amortization of deferred consulting expense	—	—	—	76,734	—	76,734
Net loss	—	—	—	—	(902,476)	(902,476)

BALANCE, JUNE 30, 2003	13,001,018	$130,010	$4,858,553	$(902,636)	$(2,295,281)	$1,790,646

See accompanying notes to condensed consolidated financial statements.

CHIRAL QUEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(902,476)	$(208,134)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,640	21,067
Amortization of deferred consulting expense	76,734	64,800
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(47,874)	13,542
(Increase) in inventory	(10,090)	—
(Increase) in prepaid expenses (cash only)	(7,985)	—
(Increase) in security deposit	(20,000)	—
Increase (decrease) in accounts payable	98,774	(79,845)
Increase (decrease) in accrued expenses	66,791	(110,979)
Increase (decrease) in due to related party	16,663	—
(Decrease) increase in deferred revenue	(66,984)	329,744

Net Cash (Used In) Provided By Operating Activities	(753,807)	30,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased property, plant and equipment	(139,297)	8,684
Payments for intellectual property rights	(30,160)	(27,578)

Net Cash Used In Investing Activities	(169,457)	(18,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(336,625)	—
Exercise of unit options	—	7,500
Payment of loans payable	—	(50,000)
Cash received in merger and recapitalization	3,017,243	—

Net Cash Provided By (Used In) Financing Activities	2,680,618	(42,500)

NET INCREASE IN CASH	1,757,354	(31,199)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	33,520	45,008

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,790,874	$13,809

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2003, the Company issued 8,652,298 shares of common stock related to the merger (See Note 1). In connection with the merger, the Company’s accrued expenses, common stock and additional-paid-in capital (“APIC”) were increased by $9,545, $43,487 and $2,964,211, respectively. In addition, $9,485 was charged to Prepaid Rent and credited to APIC for the value of 20,000 options issued to a landlord under a new lease agreement signed in May 2003 and $622,970 was charged to Deferred Consulting in June 2003 and credited to APIC for the value of 740,052 options issued to consultants and scientific board members (See Note 5).

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

(A) Nature of Operations

On February 18, 2003, Chiral Quest, LLC merged (the “Merger”) with and into CQ Acquisition, Inc., a wholly owned subsidiary of Surg II, Inc. (“Surg”), a reporting public corporation with no current operations. Each membership interest of Chiral Quest, LLC issued and outstanding on February 18, 2003 (“Effective Date”) was automatically converted into 0.752374 shares of Surg common stock. There were 4,348,720 shares of Surg common stock issued and outstanding and options to purchase an additional 682,875 shares immediately prior to the Effective Date. At the Effective Date, Chiral Quest, LLC had 11,500,000 member equity units outstanding. Accordingly, as a result of the Merger, Surg issued 8,652,298 shares of its common stock to the former members of Chiral Quest, LLC. In addition, immediately prior to the Effective Date, there were non-vested contingent options and warrants outstanding to purchase an aggregate of up to 1,210,000 of Chiral Quest LLC’s member equity units, which following the merger represented the right to purchase an aggregate of up to 910,374 shares of Surg common stock at $1.49 per share. In connection with the Merger, Surg changed its name to Chiral Quest, Inc. (together with its subsidiaries, the “Company” or “Chiral Quest”).

Generally accepted accounting principles in the United States of America require the company whose equity holders retain a majority interest in a business combination be treated as the acquiror for accounting purposes. Since, following the Merger, the former members of Chiral Quest, LLC held approximately two-thirds of the outstanding common stock of the Company, the Merger was accounted for as a reverse acquisition with Chiral Quest, LLC as the accounting acquiror (legal acquiree) and Surg as the accounting acquiree (legal acquiror). Accordingly, when we discuss financial and other information of the “Company” or “Chiral Quest,” we are referring to Chiral Quest, LLC’s financial and other information, unless the context indicates otherwise.

Chiral Quest provides chiral products and services to the pharmaceutical and fine chemical industries. Chiral Quest develops chemical catalysts used in the synthesis of desired isomers of chiral molecules using asymmetrical catalysis technology (the “Technology”) owned by the Pennsylvania State University Research Foundation (“PSRF”), the University’s technology transfer unit. Chiral Quest has a worldwide, exclusive license from PSRF for the inventions covered by the license. The original license agreement was entered into on November 8, 2000 (See Note 4).

(B) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Chiral Quest and its subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying condensed consolidated financial statements and the information included under the heading “Management’s Discussion and Analysis” should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on May 5, 2003.

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

(C) Basis of Consolidation

The accompanying June 30, 2003 condensed consolidated financial statements, after giving effect to the recapitalization, include the consolidated balance sheets of the Company and its wholly owned subsidiaries CQ Acquisition, Inc. and Chiral Quest, Ltd. at historical cost and the consolidated statements of operations of the accounting acquiror for the three and six months ended June 30, 2003 and that of the acquiree for the period since the Merger. All significant intercompany transactions and balances have been eliminated in consolidation.

The statements of operations presented for the three and six months ended June 30, 2002 and the statements of cash flows for the six months ended June 30, 2002 are that of the accounting acquiror. Certain prior year balances have been reclassified to conform to the current year presentation.

(D) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(E) Inventory

Inventory, consisting of mixtures of raw material compounds and completed proprietary ligands, is stated at the lower of cost or market. The compounds are intermediates in the production of finished product ligands that are sometimes also used by the Company for further research and development of the Technology. The completed ligands are sold to third parties (See Note 2).

(F) Property and Equipment

Property and equipment is depreciated over the estimated useful lives of the assets, principally using the straight-line method. For tax purposes, accelerated methods are used. The estimated useful lives used for depreciation and amortization were three, five and seven years for leasehold improvements, laboratory/computer equipment and office equipment, respectively (See Note 3).

(G) Intangibles

Under Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), subsequent to June 30, 2002, goodwill should not be amortized. Effective January 1, 2002, intangibles existing as of June 30, 2001 having a finite life will be amortized and those with indefinite lives will no longer be amortized, but rather, evaluated for impairment on an annual basis using a fair value based test. Intangibles of the Company as of June 30, 2003 and December 31, 2002 consisted of rights to PSRF’s intellectual property, which are classified as Intellectual Property Rights in the accompanying balance sheets. As of June 30, 2003 and December 31, 2002, Intellectual Property Rights are $325,650, net of accumulated amortization of $36,748, and $318,320 net of accumulated amortization of $13,918, respectively. See Note 4 for more discussion on the Company’s Rights to Intellectual Property.

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

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

PSRF’s technology as well as the defense of PSRF’s patents. Deferred revenue in the accompanying balance sheets represents amounts prepaid by customers to the Company for services. These deferred amounts will be amortized into revenue over the applicable periods.

In addition, the Company records revenue from the sale of manufactured proprietary ligands (“ligands”). The revenue is recognized in full upon the shipping and invoicing of the ligands to the customer.

(I) Income Taxes

From inception in October 2000 through September 30, 2002, the Company elected to be treated as a partnership for federal and state income tax purposes. As such, the Company did not pay income taxes, as any income or loss through September 30, 2002 was included in the tax returns of the individual equity holders. Accordingly, no provision was made for income taxes in the accompanying financial statements through September 30, 2002.

As of October 1, 2002, the Company elected to be treated as a Subchapter “C” corporation for income tax purposes and has adopted SFAS No. 109 “Accounting for Income Taxes.” Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A deferred tax asset as of June 30, 2003, consisting primarily of the tax effect of net operating loss carryforwards of approximately $1,159,976, has been fully offset by a valuation allowance because it is management’s belief that realization of such amount is not considered more likely than not.

(J) Stock-Based Compensation

The Company accounts for its employee and director stock option plans in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees,” and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company by applying the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Net income (loss)
As reported	$(564,186)	$(902,476)
Total stock-based employee compensation expense using fair value based method for all awards, net of related tax effects	(15,789)	(131,614)

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

Pro Forma	$(579,975)	$(1,034,090)

Basic and diluted net income (loss) per common share
As reported	$(.04)	$(.08)
Pro forma	$(.04)	$(.09)

In addition, options are issued to non-employees such as consultants and scientific board members. Any options issued to non-employees are recorded in the financial statements in Deferred Consulting in the Equity section using the fair value method and then amortized to consulting expense over the applicable periods. See Note 5 for more discussion on the Company’s stock-based compensation.

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

(L) Impairment of Long-Lived Assets

The Company evaluates the recoverability of the Intellectual Property Rights, where indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. For the six months ended June 30, 2003 and 2002, the Company determined that, based on estimated future cash flows, the carrying amount of the Intellectual Property Rights equals the fair value. Accordingly, no impairment loss was required for the six months ended June 30, 2003 and 2002.

(M) Research and Development Expense

Research and development (“R&D”) costs are expensed as incurred. These expenses include the cost of the Company’s proprietary R&D efforts, as well as costs incurred in connection with the Company’s third-party collaboration efforts. For the three months ended June 30, 2003 and 2002, $110,242 and $11,634, respectively, had been charged to R&D expense. For the six months ended June 30, 2003 and 2002, $206,475 and $46,536, respectively, had been charged to R&D expense.

(N) Loss Per Share

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

Accounting Standards No. 128, “Earnings Per Share.” The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive.

(O) Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

In July 2002, FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate it’s previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation” to provide alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

Management does not expect the impact from these statements’ pronouncements to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2 INVENTORY

The principal components of inventory as of June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31,
	(Unaudited)	2002

Raw material compounds	$24,723	$28,422
Finished goods	13,789	—

Total Inventory	$38,512	$28,422

NOTE 3 PROPERTY, PLANT AND EQUIPMENT, NET

The major classes of equipment and the related estimated useful lives are as follows:

	June 30, 2003	December 31,
	(Unaudited)	2002	Life

Laboratory equipment	$197,926	$112,044
Accumulated depreciation	(62,518)	(47,020)	5 Years

Laboratory equipment, net	135,408	65,024

Office equipment	$2,291	$2,291
Accumulated depreciation	(468)	(304)	7 Years

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

Office equipment, net	1,823	1,987

Computer equipment	$9,118	$—

Accumulated depreciation	(456)	—	5 Years

Computer equipment, net	8,662	—

Leasehold improvements	$44,297	$—
Accumulated amortization	(3,692)	—	3 Years

Leasehold improvements, net	40,605	—

Total	$186,498	$67,011

Depreciation and amortization expense for property, plant and equipment for the three months ended June 30, 2003 and 2002 was $14,125 and $6,135, respectively. Depreciation and amortization expense for property, plant and equipment for the six months ended June 30, 2003 and 2002 was $19,809 and $12,270, respectively.

NOTE 4 RIGHTS TO INTELLECTUAL PROPERTY

The Company’s exclusive right to certain PSRF patents, in the aggregate, are of material importance for the Company’s survival. These PSRF patents result from inventions by the Company’s Chief Technology Officer (“CTO”), who is also an employee at Pennsylvania State University. The PSRF patents cover chemical formulations, processes for or intermediates useful in the manufacture of products and the uses of products. Protection for PSRF’s individual products extends for varying periods in accordance with the date of grant and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage. The Company is financially responsible for all aspects of these PSRF inventions, including legal and R&D expenses associated with the chemical developments. As of November 8, 2002, PSRF is not obligated to license future inventions by the CTO to the Company.

During the three months ended June 30, 2003 and 2002, the Company capitalized $22,807 and $11,877, respectively, in legal fees, U.S. Patent office handling fees and other expenses incurred in the defense of the patents. During the six months ended June 30, 2003 and 2002, the Company capitalized approximately $30,160 and $27,578, respectively. Expenses incurred for research and development of the patents were expensed.

The Intellectual Property Rights are being amortized over the lives of the underlying patents, which generally are twenty years. Amortization expense recorded for the three months ended June 30, 2003 and 2002 was $18,591 and $4,401, respectively. Amortization expense recorded for the six months ended June 30, 2003 and 2002 was $22,830 and $8,797, respectively.

NOTE 5 STOCKHOLDERS’ EQUITY AND NOTES PAYABLE

The Company accounts for equity based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. The standard requires the Company to adopt the “fair value” method with respect to equity-based compensation of consultants and other non-employees.

In connection with two 5-year consulting agreements entered into by the Company in 2000, the Company issued 4,062,820 shares of common stock. As a result of these agreements, the Company

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

recorded current charges to operations of $32,400 and $64,800 for the three and six months ended June 30, 2003 and 2002, respectively. The Company also recorded a deferred consulting expense, which is recognized as an offset to equity, of $291,600 and $356,400 as of June 30, 2003 and December 31, 2002, respectively, as a result of these agreements. The deferred consulting expense is being amortized over the lives of the agreements.

The Company did not adopt the fair value method, in accordance with SFAS 123 (as amended by SFAS 148), with respect to employee stock options. The Company accounts for employee stock options under the “intrinsic value” method in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”. In December 2000, the Company granted an employee 1,128,562 options for services rendered to the Company. During January 2001, this employee purchased 564,281 shares of common stock subject to the option an exercise price of $.0133 per share for total proceeds of $7,500. During June 2002, the employee purchased the remaining 564,281 shares subject to the option at an exercise price of $.0133 per share for total proceeds of $7,500. The option issuance did not result in charges to operations for the three and six months ended June 30, 2003 and 2002.

During 2002, the Company granted options to purchase 865,230 shares of its common stock to its CEO as required by his employment agreement with the Company. The options vest equally over a three-year period commencing with the date of the Merger (See Note 1), are exercisable at $1.4886 per share and are for services to be rendered to the Company over the vesting period. The option issuance did not result in charges to operations for the three and six months ended June 30, 2003 and 2002.

During July 2002, two of the Company’s former shareholders (the “Sellers”) sold all of their interest in the Company to another individual. The total number of shares sold was 4,589,481, giving the individual a then 53% ownership in the Company. The individual is paying the purchase price for his shares to the Sellers in six quarterly installments. As of June 30, 2003, the individual is current on his quarterly payments. Should the individual default on his payments to the Sellers, the shares will revert back to the Sellers. Subsequent to the purchase of the shares from the Sellers, the individual sold a substantial portion of his shares to certain other individuals who are restricted from selling their shares purchased from the individual until such time as the Sellers have been paid in full for the interests he purchased from them.

In connection with the Merger (see Note 1), the Company issued options to purchase 550,000 shares of common stock at an exercise price of $1.25 to an independent consultant for services related to the Merger. The value of the options were treated as Merger transaction costs and charged directly to equity in the accompanying financial statements.

During April 2003, the Company issued options to purchase an aggregate of 167,500 shares of common stock at an exercise price of $1.50 to three employees. The total value of the option issuance of $157,650 was valued using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate ranging from 3.98% to 4.0%, volatility ranging from 67.24% to 67.38%, lives of ten years and an annual rate of quarterly dividend of 0%. Since the Company uses the intrinsic value method for employee option issuances, none of the expense is recorded in the financial statements as of June 30, 2003.

During May 2003, the Company issued options to purchase an aggregate of 20,000 shares of common stock to the landlord of new office space that the Company is leasing in New Jersey. The

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

option issuance resulted in a charge to Prepaid Rent of $9,845 and it will be amortized to rent expense over the applicable vesting periods beginning in July 2003. The option issuance did not result in charges to operations for the three and six months ended June 30, 2003.

In June 2003, the Company issued options to purchase an aggregate of 30,000 shares of common stock at an exercise price of $1.50 to two employees. The total value of the option issuance of $12,690 was valued using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate of 2.35%, volatility of 74.03%, estimated lives of five years and an annual rate of quarterly dividend of 0%. Since the Company uses the intrinsic value method for employee option issuances, none of the expense is recorded in the financial statements for the three and six months ended June 30, 2003.

In June 2003, the Company issued options to purchase an aggregate of 740,052 shares of common stock at exercise prices ranging between $1.49 and $1.50 per share to two consultants (including 650,052 options issued to the CTO) and two members of the Company’s Scientific Advisory Board. The total value of the option issuances of $622,970 was valued using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate ranging from 2.32% to 2.49%, volatility ranging from 86.63% to 87.94%, lives of five years and an annual rate of quarterly dividend of 0%. The option issuances were charged to Deferred Consulting expense in the Equity section of the balance sheet and are being amortized to consulting expense over the applicable vesting periods. For the three and six months ended June 30, 2003 total charges to operations for these option issuances was $11,934.

NOTE 6 AGREEMENTS

Pursuant to a January 2002 agreement between the Company and a pharmaceutical product development customer, the Company granted the customer a worldwide, non-exclusive, royalty free license to certain of the Company’s Intellectual Property Rights for research purposes only in connection with certain of the customer’s compounds. The customer paid the Company a non-refundable license fee of $400,000 in 2002. The fee is being amortized to revenue through September 2005. For the three months ended June 30, 2003 and 2002, the Company has recognized income of $28,560 and $28,169, respectively, in relation to this agreement. For the six months ended June 30, 2003 and 2002, the Company has recognized income of $57,120 and $56,338, respectively, in relation to this license agreement.

In August 2002, the Company entered into a one-year scientific research agreement with another pharmaceutical product development customer to assist in the completion of a feasibility screening program and report. In consideration for the experimental activity, the customer paid a fee of $30,000. The fee is being amortized to revenue through August 2003. For the three months ended June 30, 2003 and 2002, the Company recognized income of $4,932 and $0, respectively. For the six months ended June 30, 2003 and 2002, the Company has recognized income of $9,864 and $0, respectively.

In May 2003 the Company entered into a four-year consulting agreement with the CTO at an annual rate of $120,000 per year. In addition, the CTO received an option to purchase 650,052 shares of common stock at $1.49 per share as mentioned in Note 5.

In May 2003, the Company entered into an option agreement with the Science and Technology Bureau of Jiashan County, China (“Jiashan”), whereby the Company has an option to acquire a laboratory facility in an industrial park near Shanghai. Jiashan is currently building 4,000 square meters of laboratory space built to the Company’s specifications. The Company will not pay rent

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

for the initial 3 years of the lease, following which the Company, at its sole option, may rent the space for annual rent of no more than US$60,000 (based on the approximate conversion rate at June 30, 2003). In addition, the Company will have the option to purchase the lab on commercially reasonable terms. Should the Company wish to occupy the laboratory after its completion (estimated to be in the fourth quarter of 2003 or first quarter of 2004), it will begin to pay a maintenance fee of $4,500 per month. For purposes of entering the lease, the Company has established a wholly owned subsidiary in Hong Kong, Chiral Quest Ltd., which in turn will be the sole shareholder of a subsidiary in the People’s Republic of China (the “China Sub”). The Company will provide at least $65,000 of capital to the China Sub by the end of the year. In addition, the Company was also granted the option to purchase approximately 13 acres of land adjacent to the industrial park where the lab will be established. As of June 30, 2003, the Company is still completing its due diligence regarding this potential operation and has not yet committed to the exercise of the option.

NOTE 7 BUSINESS AND CREDIT CONCENTRATIONS

The Company had two customers who accounted for approximately 43% and 11%, respectively of net revenue for the six months ended June 30, 2003. The Company had two customers who accounted for approximately 60% and 17%, respectively of net revenue for the six months ended June 30, 2002.

The Company had two customers who accounted for approximately 34% and 27%, respectively, of net customer accounts receivable as of June 30, 2003, respectively.

NOTE 8 COMMITMENTS AND CONTINGENCIES

In May 2003, the Company signed an agreement to lease laboratory and office space located in Monmouth Junction, New Jersey. The lease commenced effective June 1, 2003 and is for a three-year term with a total base rent of $354,240 to be paid in monthly installments that increase after each year. Due to the escalation clause in the lease, the Company is straight-lining the expense of the lease over the term of the lease and has therefore recorded deferred rent of $410, which is included in accrued expenses and other in the accompanying balance sheet. Rent expense recognized for the three months ended June 2003 was $16,949. The Company also issued the landlord 20,000 options as described in Note 5. The future minimum lease payments under this lease are as follows: $56,580 for the remainder of 2003, $116,030 for 2004, $120,950 for 2005, and $51,250 for 2006.

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

As of June 30, 2003, no civil actions have been filed in either of the above instances.

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

NOTE 9 RELATED PARTY TRANSACTIONS

The original purchaser of the 53% ownership discussed in Note 5 above is also the managing member of Paramount Capital Investments, LLC (“Paramount”), which has been performing certain administrative functions for the Company since July 12, 2002, and financed the Company through loans for working capital evidenced by a series of promissory notes (the “Notes”) aggregating $376,625. The Notes bore interest at 5% and were repaid including interest in full on February 28, 2003, and subsequently cancelled.

Additionally, since September 1, 2002, the Company has been paying $4,000 per month to Paramount for administrative services. For the three and six month period ended June 30, 2003 this resulted in charges to operations of $12,000 and $24,000, respectively.

NOTE 10 SUBSEQUENT EVENTS

In July 2003, a member of the board of directors received an option to purchase 50,000 shares of common stock, exercisable at a price of $1.70 per share. These options will vest over a three year period.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Until January 22, 2002, we were engaged in the design, development, manufacture and sale of medical and surgical wound drainage products. On January 22, 2002, we sold substantially all of our operating assets, leaving us with no sources of revenue.

On February 18, 2003, we completed a reverse acquisition of privately-held Chiral Quest, LLC. In accordance with this transaction we issued approximately two-thirds of our outstanding common stock (after giving effect to the transaction) to the former members of Chiral Quest, LLC, a Pennsylvania limited liability company. Following the acquisition, we adopted the business plan of Chiral Quest, LLC as our business plan and changed our name to Chiral Quest, Inc. Accordingly, when we refer to business or financial information relating to us or our company, we are referring to the business and financial information of Chiral Quest, LLC, unless the context indicates otherwise.

Since our inception in October 2000, we have focused our efforts and resources on the development of asymmetric catalysis technology, our primary intellectual property to which we hold an exclusive worldwide license from the Pennsylvania State Research Foundation (“PSRF”). Our license from PSRF covers certain inventions discovered by our CTO prior to November 8, 2002.

Since inception we have incurred a cumulative deficit of $2,295,281 through June 30, 2003. We expect our operating losses to increase significantly over the next several years, primarily due to expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities.

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

Since our inception, we have generated sales revenue but not yet generated any net profits. Our management believes that our research and development (“R&D”) and manufacturing capacity will need to grow in order for us to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies.

Results of Operations — Three Months Ended June 30, 2003 vs. 2002

Our revenues for the three months ended June 30, 2003 were $59,382, as compared to $61,191 during the three months ended June 30, 2002. Cost of goods sold for the three months ended June 30, 2003 was $7,528 as compared to $1,286 during the three months ended June 30, 2002.

For the three months ended June 30, 2003, approximately 57% of total revenue was derived from option fee income pertaining to the licensing of our intellectual property and 43% of total revenue was derived from sales of our ligands and feasibility screening services sold to third parties. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will comprise the majority of our revenues in the future as we expand our manufacturing capabilities.

Our research and development expenses for the three months ended June 30, 2003 were $110,242, as compared to $11,634 during the three months ended June 30, 2002. This increase was primarily caused by increased utilization of the Penn State research resources in connection with the development of new ligands. Our current agreement with Penn State obligates us to fund four Penn State post-doctorate fellows to produce research quantities of chiral ligands to Chiral Quest. This arrangement expires on October 15, 2003. In order to obtain research quantities of ligands after October 15, 2003, we will have to either enter into a new agreement with Penn State or find another source. There is no guarantee that we will be able to enter into such new agreement or find an alternative source for its ligands on commercially reasonable terms. In addition, during the second quarter we opened additional laboratory facilities that will enable the Company to produce both research and commercial quantities of our ligands. In connection with the new facilities numerous lab supplies and chemicals were purchased. We may also outsource certain manufacturing requirements. Accordingly, the Company expects R&D and manufacturing costs to continue to increase significantly in the third and fourth quarters due to the new facilities and the possible increased cost of using facilities and chemists at Penn State.

Management and consulting fees for the three months ended June 30, 2003 were $71,335, as compared to $54,400 during the three months ended June 30, 2002. The overall change for the three months ended June 30, 2003 versus 2002 was caused by a reduction in management fee expense and an increase in consulting fee expense. Management fee expense was only $4,000 per month during the three months ended June 30, 2003 compared to $11,000 per month for April and May during the three months ended June 30, 2002. Consulting fees for the three months ended June 30, 2003 increased due to the new consultant agreement entered with the Chief Technology Officer at a rate of $10,000 per month effective May 15, 2003. In addition, consulting expense increased from the amortization of stock options issued to consultants and scientific advisory board members during the second quarter of 2003.

Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2003 was $259,882 as compared to $17,527 during the three months ended June 30, 2002. This increase in SG&A expenses was primarily due to higher legal and accounting fees following the Company’s reverse merger transaction with Surg II, Inc. and our subsequent reporting obligations under the Securities Exchange Act of 1934, as amended. SG&A expenses also increased due to increased travel expenses for new business development opportunities in Europe and Asia.

Compensation expense was $146,595 for the three months ended June 30, 2003 compared to $42,765 for the three months ended June 30, 2002. This increase was caused primarily by the new CEO (hired in November 2002) receiving an annual base salary of $205,000 effective at the date of our merger with Sung II, Inc., as provided in his employment agreement. In addition, compensation expense increased due to the hiring of several chemists to work at the new laboratory facility that was leased in the second quarter of 2003.

Interest income for the three months ended June 30, 2003 was $4,730, as compared to $0 during the three months ended June 30, 2002. The increase in interest income was caused by significantly higher cash reserves obtained after the merger.

Our net loss for the three months ended June 30, 2003 was $564,186 compared to $76,957 for the three months ended June 30, 2002. The increased losses for the three months ended June 30, 2003 compared to 2002 were primarily due to higher research and development expenses incurred with Penn State, increased legal and accounting expenses in connection with becoming a public company, and higher payroll expenses associated with having more employees. We expect losses to continue and increase in the next year as the company attempts to expand its laboratory space, purchase more chemicals and raw material compounds, hire additional employees, and incur public filing and regulatory expenses as well as higher legal and accounting fees in connection therewith.

Results of Operations — Six Months Ended June 30, 2003 vs. 2002

Our revenues for the six months ended June 30, 2003 were $131,441, as compared to $111,484 during the six months ended June 30, 2002. Cost of goods sold for the six months ended June 30, 2003 was $25,387, as compared to $5,456 during the six months ended June 30, 2002. Upon the expected hiring of a Director of Business Development later in 2003 or early 2004, it is anticipated that sales will increase significantly in future years.

Our research and development expenses for the six months ended June 30, 2003 were $206,475, as compared to $46,536 during the six months ended June 30, 2002. This increase was primarily caused by increased utilization of the Penn State research resources in connection with the development of new ligands. R&D expense also was higher because of the new laboratory facilities that were leased in the second quarter of 2003.

Management and consulting fees for the six months ended June 30, 2003 were $126,009 as compared to $119,800 during the six months ended June 30, 2002. The overall change for the six months ended June 30, 2003 versus 2002 was caused by a reduction in management fee expense and an increase in consulting fee expense. Management fee expense was only $24,000 for the six months ended June 30, 2003 compared to $55,000 for the six months ended June 30, 2002. Consulting fees for the six months ended June 30, 2003 increased due to a new consultant agreement with the Chief Technology Officer at an annual rate of $120,000 effective May 15, 2003 and the amortization of stock options issued to consultants in the second quarter of 2003.

S,G & A expense for the six months ended June 30, 2003 was $423,366 as compared to $36,128 during the six months ended June 30, 2002. The increase in SG&A expense was caused primarily by higher legal and accounting fees in connection with the merger in the first quarter of 2003 as well as ongoing legal and accounting fees for SEC filings. SG&A expenses also increased due to increased travel expenses for new business development opportunities in Europe and Asia.

Compensation expense was $217,720 for the six months ended June 30, 2003 compared to $90,631 for the six months ended June 30, 2002. This increase was caused primarily by the new CEO (hired in November 2002) receiving an annual base salary of $205,000 effective at the date of our merger with Sung II, Inc., as provided in his employment agreement. In addition, compensation expense increased due to the hiring of several chemists to work at the new laboratory facility that was leased in the second quarter of 2003.

Interest expense for the six months ended June 30, 2003 was $2,809, as compared to $0 during the six months ended June 30, 2002. This increase was caused by the promissory notes owed to an affiliate which were fully paid and discharged in February 2003. There were no promissory notes outstanding during the six months ended June 30, 2002.

Interest income for the six months ended June 30, 2003 was $10,489, as compared to $0 during the six months ended June 30, 2002. The increase in interest income was caused by significantly higher cash reserves obtained after the merger.

Our net loss for the six months ended June 30, 2003 was $902,476 compared to $208,134 for the six months ended June 30, 2002. The increased losses for the six months ended June 30, 2003 compared to 2002 were primarily due to higher research and development expenses, expenses in connection with the merger and becoming a public company, and higher payroll costs. We expect losses to continue and increase in the next year as the company attempts to expand its laboratory space, purchase more chemicals and raw material compounds, hire additional employees, and incur public filing and regulatory expenses as well as higher legal and accounting fees in connection therewith.

Liquidity and Capital Resources

As of June 30, 2003, we had working capital of $1,364,597 and cash and cash equivalents of $1,790,874. We anticipate that our current working capital will be sufficient to fund operations for approximately 6-8 months excluding revenues. If we are unable to significantly increase our revenues in the next 6 months, we will most likely require additional financing in order to continue operations. The most likely source of financing includes private placements of our stock or a bridge loan to the company from outside investors or a bank.

Our working capital requirements will depend upon numerous factors, including without limitation the progress of our research and development programs, the resources we devote to developing manufacturing and marketing capabilities, technological advances, the status of competitors, and our ability to establish sales arrangements with new customers. Working capital will also be affected by new leases for office and laboratory space that were entered into during the second quarter of 2003.

Critical Accounting Policies

Review of Impairment of Intellectual Property Rights

The Company evaluates the recoverability of the Intellectual Property Rights, where indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. For the three months ended June 30, 2003 the Company determined that, based on estimated future cash flows, the carrying amount of the Intellectual Property Rights, equals the fair value. Accordingly, no impairment loss was required for the three months ended June 30, 2003. Please refer to Note 1 of the condensed consolidated financial statements as of June 30, 2003 for a complete description of our significant accounting policies.

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

Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“’FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate it’s previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

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

     For the six months ended June 30, 2003, we had a net loss of $902,476, and since our inception in October 2000 through June 30, 2003, we have incurred an aggregate net loss of $2,295,281. As of June 30, 2003, we had total assets of approximately $2.4 million, of which approximately $1.8 million was cash or cash equivalents. Our management expects operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably.

We will require additional financing in order to complete the development of our products and services and otherwise develop our business operations. Such financing may not be available on acceptable terms, or even at all.

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

     We intend to establish relationships with various types of customers and partners, such as pharmaceutical and fine chemical manufacturers. Each of these relationships will involve negotiation of terms and fees. We cannot be certain that we will be able to negotiate profitable relationships or that we can successfully fulfill our obligations under development agreements that will allow us to continue these relationships.

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

Our license agreement with Penn State Research Foundation (“PSRF”) may be terminated if we do not achieve certain milestones.

     Our business is based on technically complex products and services. We do not directly own our technology, but rather have the exclusive, worldwide right to use it pursuant to a license agreement with PSRF. Currently, our commercial success depends entirely on this licensed technology. Pursuant to the license agreement, we are required to use our best efforts to achieve “gross revenue” (as defined in the license agreement) of at least $250,000 in 2004, at least $350,000 in 2005 and at least $500,000 in 2006. In the event we fail to achieve these milestones, or otherwise materially breach the license agreement, PSRF has the right, but not the obligation, to terminate the license. Unless we subsequently develop our own technology independent of PSRF, termination of this license would preclude us from implementing our business plan.

We currently rely heavily on our relationship with Penn State.

     In addition to the license agreement with PSRF, we rely heavily on our relationship with Penn State for research and development activities. Our current agreement with Penn State requires us to fund four Penn State post-doctorate fellows to produce research quantities of chiral ligands to us. This arrangement expires on October 15, 2003. We have no agreement with Penn State to produce ligands in commercial quantities and Penn State does not currently have such capabilities. Should the post-doctoral fellows at Penn State fail to produce the chiral ligands in sufficient quantities or cease to produce the ligands altogether and we are unable to produce replacement quantities at our New Jersey laboratory, it could materially and adversely affect our business operations. In order to obtain research quantities of ligands after October 15, 2003, we will have to either enter into a new agreement with Penn State, increase production at our New Jersey laboratory or find another source. There is no guarantee that we will be able to enter into such new agreement or find an alternative source for our ligands, including increasing production at our New Jersey laboratory, on commercially reasonable terms. Any material interruption in the supply of the ligands will have a material adverse effect on our business.

We may rely heavily on third parties to formulate and manufacture our products.

     We currently lack the resources to formulate or manufacture our own products on a commercial scale. Our researchers currently only have the ability to develop our ligands in research quantities, although we expect to have the capacity to develop at least some ligands on a commercial scale at our New Jersey laboratory. If any of our customers require our ligands in commercial quantities in the near term and we are unable to produce sufficient quantities at our New Jersey laboratory, we may have to rely on one or more third-party contractors to manufacture the ligands to satisfy the needs of such customers. Reliance on one or more third-party manufacturers exposes us to certain risks, including the following:

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

We will need to create and grow our scientific, sales and support operations.

     We will need to create and substantially grow our direct and indirect sales operations, both domestically and internationally, in order to create and increase market awareness and sales of our products and services. The sale of our products and services will require the engagement of sophisticated and highly knowledgeable sales personnel. Similarly, the anticipated complexity of our products and services and the difficulty of customizing them will require us to hire research and development personnel, and customer service and support personnel, highly trained in chiral chemistry and chemical engineering. Competition among us and others to retain qualified sales personnel, chemists and chemical engineers is intense due to the limited number of available qualified candidates for such positions. Many of our competitors are in a financial position to offer potential employees of our company greater compensation and benefits than those which may be offered by us. Failure to recruit and retain such persons will have a material adverse effect on our business operations.

Our future success is dependent on the management of our potential growth.

     Our future success depends upon our ability to grow our business. Such growth, if it occurs, will require us to establish management and operating systems, hire additional support technical and sales personnel, and establish and maintain our own independent office, research and production facilities. Failure to manage that growth efficiently could have a material adverse effect on our business.

We currently have limited capabilities and experience in manufacturing our products on a commercial scale.

     We currently have only limited experience or ability to directly manufacture or market any chemical or pharmaceutical products in commercial quantities that may be developed under our collaborative arrangements. Although we have limited capabilities to manufacture our ligands on a commercial scale at our New Jersey facility, we intend to rely primarily on third parties to manufacture most of our ligands on a commercial scale.

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

     Our officers and directors beneficially own or control approximately 32% of our outstanding common stock. Individually and in the aggregate, these persons have significant influence over the management of our business, the election of directors and all matters requiring shareholder approval. In particular, this concentration of ownership may have the effect of facilitating, delaying, deferring or preventing a potential acquisition of our company and may adversely affect the market price of our common stock. Additionally, our treasurer and four of the persons on our Board of Directors are employees of Paramount Capital, Inc., or one of its affiliates. Dr. Lindsay A. Rosenwald is the chairman and sole owner of Paramount Capital, Inc., and such affiliates. Dr. Rosenwald beneficially owns 4.9% of our outstanding common stock, and several trusts for the benefit of Dr. Rosenwald and his family will beneficially own 14.7% of our outstanding common stock. Dr. Rosenwald does not have the legal authority to exercise voting power or investment discretion over the shares held by those trusts; however, as a result of the foregoing, Dr. Rosenwald may have the ability to exert significant influence over us.

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

Many of our customers and potential customers are pharmaceutical and biotechnology companies, and we are and will be subject to risks, uncertainties and trends that affect companies in these industries.

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

Risks Relating to Our Technology

We may not be able to license technologies that we need to conduct our business.

     In addition to the technologies that we develop, we will rely heavily on technologies that we license from other companies or institutions. We may not be able to license technologies that we need in the future or we may be unable to license such technologies on a commercially reasonable basis. Although our license agreement with the Penn State Foundation provides that we are entitled to use any “improvements” subsequently made to the technologies we currently license, the Penn State Foundation’s obligation to license, for no additional consideration, any “new” technologies subsequently discovered by Dr. Zhang and researchers at Penn State expired on November 8, 2002. If we are unable to license the technologies we need in the future, or to license or otherwise acquire such technologies on commercially reasonable terms, we could experience increased costs and, therefore, reduced profits, or be unable to engage in certain activities that require those technologies. Accordingly, failure to license the technologies we need in the future or failure to license or otherwise acquire such technologies on commercially reasonable terms could have a material adverse effect on our business operations.

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

If we are unable to protect our intellectual property, or incur significant expense in doing so, our business, operating results and financial condition may be materially adversely affected. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive.

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

Item 3. Controls and Procedures

     As of the end of this fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     We are not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     In May 2003, the Company issued options to purchase an aggregate of 20,000 shares of its common stock to its New Jersey landlord as partial consideration for office space that the Company leases. The Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended, based on its belief that the issuance of the options did not involve a public offering and that landlord is an accredited investor.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

4.1	Option Agreement No. LL-1 dated May 6, 2003 issued to Princeton Corporate Plaza, LLC.
4.2	Form of Option Agreement dated May 6, 2003 issued to Princeton Corporate Plaza, LLC.
4.3	Schedule of Options substantially identical to Exhibit 4.2.
10.1	Consulting Agreement dated May 15, 2003 between the Company and Xumu Zhang.
31.1	Certification of Chief Executive Officer and Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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

CHIRAL QUEST, INC.

Date: August 14, 2003	By:	/s/ Alan D. Roth Alan D. Roth President, Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.1	Option Agreement No. LL-1 dated May 6, 2003 issued to Princeton Corporate Plaza, LLC.
4.2	Form of Option Agreement dated May 6, 2003 issued to Princeton Corporate Plaza, LLC.
4.3	Schedule of Options substantially identical to Exhibit 4.2.
10.1	Consulting Agreement dated May 15, 2003 between the Company and Xumu Zhang.
31.1	Certification of Chief Executive Officer and Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.