Form 10QSB
period 2003-09-30
CHIRAL QUEST INC
filed 2003-11-14
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 14, 2003, there were 13,001,018 shares of the issuer’s common stock, $.01 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CHIRAL QUEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$918,998	$33,520
Accounts receivable, net of allowance for doubtful accounts of $50,000 at September 30, 2003 and December 31, 2002	101,374	12,456
Inventory	82,481	28,422
Prepaid expenses	61,637	—

Total Current Assets	1,164,490	74,398

PROPERTY, PLANT AND EQUIPMENT, NET	236,341	67,011
SECURITY DEPOSITS	21,000	—
INTELLECTUAL PROPERTY RIGHTS, NET	375,451	318,320

TOTAL ASSETS	$1,797,282	$459,729

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$79,449	$111,832
Accrued expenses and other	79,984	105,377
Due to related party	8,664	—
Notes payable	—	336,625
Deferred revenue, current portion	227,800	133,967

Total Current Liabilities	395,897	687,801

LONG-TERM LIABILITIES
Deferred revenue, long-term portion	72,608	173,083

Total Long-Term Liabilities	72,608	173,083

TOTAL LIABILITIES	468,505	860,884

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 50,000,000 authorized, 13,001,018 and 8,652,298 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	130,010	86,523
Additional paid-in capital	4,924,993	1,261,527
Deferred consulting expense	(882,386)	(356,400)
Accumulated deficit	(2,843,840)	(1,392,805)

Total Stockholders’ Equity (Deficiency)	1,328,777	(401,155)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,797,282	$459,729

See accompanying notes to condensed consolidated financial statements.

CHIRAL QUEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

REVENUE	$83,068	$48,089	$214,509	$159,573
COST OF GOODS SOLD	(37,321)	(1,307)	(62,708)	(6,763)

GROSS MARGIN	45,747	46,782	151,801	152,810

OPERATING EXPENSES
Management and consulting	128,691	46,675	254,700	166,475
Research and development	76,995	1,061	283,470	47,597
Selling, general and administrative	230,705	30,966	654,071	67,094
Compensation	138,205	32,715	355,925	123,346
Depreciation and amortization	22,032	7,481	64,672	28,548

Total Operating Expenses	596,628	118,898	1,612,838	433,060

LOSS FROM OPERATIONS	(550,881)	(72,116)	(1,461,037)	(280,250)
INTEREST EXPENSE	—	(302)	(2,809)	(302)
INTEREST INCOME	2,323	—	12,811	—

NET LOSS	$(548,558)	$(72,418)	$(1,451,035)	$(280,552)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(.04)	$(.01)	$(.12)	$(.03)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	13,001,018	8,652,298	12,324,550	8,276,114

See accompanying notes to condensed consolidated financial statements.

CHIRAL QUEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIENCY) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

			Additional	Deferred
	Common Stock		Paid-In	Consulting	Accumulated	Total Equity
	Shares	Amount	Capital	Expense	Deficit	(Deficiency)

Balance, December 31, 2002	8,652,298	$86,523	$1,261,527	$(356,400)	$(1,392,805)	$(401,155)
Recapitalization of the Company (See Note 1(A))	4,348,720	43,487	2,964,211	—	—	3,007,698
Options issued for services and rent	—	—	699,255	(689,410)	—	9,845
Amortization of deferred consulting expense	—	—	—	163,424	—	163,424
Net loss	—	—	—	—	(1,451,035)	(1,451,035)

BALANCE, SEPTEMBER 30, 2003	13,001,018	$130,010	$4,924,993	$(882,386)	$(2,843,840)	$1,328,777

See accompanying notes to condensed consolidated financial statements.

CHIRAL QUEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,451,035)	$(280,552)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	64,672	28,548
Amortization of deferred consulting expense	163,424	97,200
Changes in operating assets and liabilities:		(7,741)
(Increase) decrease in accounts receivable	(88,918)	(287)
(Increase) in inventory	(54,059)	—
(Increase) in prepaid expenses	(51,792)	—
(Increase) in security deposit	(21,000)	—
Increase (decrease) in accounts payable	(32,383)	16,876
Increase (decrease) in accrued expenses and due to related party	(26,274)	(98,964)
(Decrease) increase in deferred revenue	(6,642)	306,465

Net Cash (Used In) Provided By Operating Activities	(1,504,007)	61,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	8,366
Payments for purchased property, plant and equipment	(203,888)	—
Payments for intellectual property rights	(87,245)	(128,747)

Net Cash Used In Investing Activities	(291,133)	(120,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	40,000	156,625
Payment of notes payable	(376,625)	—
Exercise of unit options	—	7,500
Payment of loans payable	—	(50,000)
Cash received in merger and recapitalization	3,017,243	—

Net Cash Provided By Financing Activities	2,680,618	114,125

NET INCREASE IN CASH AND CASH EQUIVALENTS	885,478	55,289

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	33,520	45,008

CASH AND CASH EQUIVALENTS — END OF PERIOD	$918,998	$100,297

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2003, the Company issued 8,652,298 shares of common stock related to the merger (See Note 1(A). In connection with the merger, the Company’s accrued expenses, common stock and additional paid-in capital (“APIC”) were increased by $9,545, $43,487 and $2,964,211, respectively. In addition, $9,845 was charged to Prepaid Rent and credited to APIC for the value of 20,000 options issued to a landlord under a new lease agreement signed in May 2003 and $689,410 was charged to Deferred Consulting in the nine months ended September 2003 and credited to APIC for the value of 790,052 options issued to consultants, scientific advisory board members and directors (See Note 5).

See accompanying notes to condensed consolidated financial statements.

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
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

Generally accepted accounting principles in the United States of America require the company whose equity holders retain a majority interest in a business combination be treated as the acquiror for accounting purposes. Since, following the Merger, the former members of Chiral Quest, LLC held approximately two-thirds of the outstanding common stock of the Company, the Merger was accounted for as a reverse acquisition with Chiral Quest, LLC as the accounting acquiror (legal acquiree) and Surg as the accounting acquiree (legal acquiror). Accordingly, when we discuss financial and other information of the “Company” or “Chiral Quest” relating to periods prior to the Merger, we are referring to Chiral Quest, LLC’s financial and other information, unless the context indicates otherwise.

Chiral Quest provides chiral products and services to the pharmaceutical and fine chemical industries. Chiral Quest develops chemical catalysts used in the synthesis of desired isomers of chiral molecules using asymmetrical catalysis technology (the “Technology”) owned by the Pennsylvania State University Research Foundation (“PSRF”), the technology transfer unit of The Pennsylvania State University (“Penn State”). Chiral Quest has a worldwide, exclusive license from PSRF for the inventions covered by the license. The original license agreement was entered into on November 8, 2000 (See Note 4).

(B) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Chiral Quest and its subsidiaries (together the “Company”). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

indicative of the results that may be expected for the year ending December 31, 2003. The accompanying condensed consolidated financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on May 5, 2003.

(C) Basis of Consolidation

The accompanying September 30, 2003 condensed consolidated financial statements, after giving effect to the recapitalization, include the consolidated balance sheets of the Company and its wholly owned subsidiaries CQ Acquisition, Inc. and Chiral Quest, Ltd. (see Note 6), at historical cost and the consolidated statements of operations of the accounting acquiror for the three and nine months ended September 30, 2003 and that of the acquiree for the period since the Merger. All significant intercompany transactions and balances have been eliminated in consolidation.

The statements of operations presented for the three and nine months ended September 30, 2002 and the statements of cash flows for the nine months ended September 30, 2002 are that of the accounting acquiror. Certain prior year balances have been reclassified to conform to the current year presentation.

The Statement of Changes in Stockholders’ Equity (Deficiency) for the nine months ended September 30, 2003 and these Notes to the Condensed Consolidated Financial Statements are based on common share equivalents after the Merger.

(D) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(E) Inventory

Inventory consists of raw materials, work in process and finished goods which are stated at the lower of cost or market. Raw materials consist of chemical compounds. Work in process consists of material, direct labor and manufacturing overhead allocations. Finished goods, referred to as proprietary ligands, consist of material, direct labor and manufacturing overhead allocations. The completed ligands are sold to third parties (See Note 2).

(F) Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets, principally using the straight-line method. For tax purposes, accelerated methods are used. The estimated useful lives used for depreciation and amortization were three, five and seven years for leasehold improvements, laboratory/computer equipment and office equipment, respectively (See Note 3).

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

(G) Intangibles

Under Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), subsequent to June 30, 2002, goodwill should not be amortized. Effective January 1, 2002, intangibles existing as of June 30, 2001 having a finite life will be amortized and those with indefinite lives will no longer be amortized, but rather, evaluated for impairment on an annual basis using a fair value based test. Intangibles of the Company as of September 30, 2003 and December 31, 2002 consisted of rights to PSRF’s intellectual property, which are classified as Intellectual Property Rights in the accompanying balance sheets. As of September 30, 2003 and December 31, 2002, Intellectual Property Rights are $375,451, net of accumulated amortization of $44,031, and $318,320 net of accumulated amortization of $13,918, respectively. See Note 4 for more discussion on the Company’s Rights to Intellectual Property.

(H) Revenue Recognition

Revenues are comprised principally of two main components: (1) the licensing of PSRF’s Technology, and (2) the sale of proprietary ligands. Revenues as they relate to the licensing of the Company’s rights to PSRF’s intellectual property are recognized upon a signed agreement with the customer or remittance of an invoice and allocated over the applicable periods. The Company assumes the financial risks related to these revenues by financing the research and development of PSRF’s technology as well as the defense of PSRF’s patents. Deferred revenue in the accompanying balance sheets represents amounts prepaid by customers to the Company for services. These deferred amounts will be amortized into revenue over the applicable periods. Revenues as they relate to the sale of manufactured proprietary ligands are recognized in full upon the shipping and invoicing of the ligands to the customer.

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

A deferred tax asset as of September 30, 2003, consisting primarily of the tax effect of net operating loss carryforwards of approximately $1,700,000 has been fully offset by a valuation allowance because it is management’s belief that realization of such amount is not considered more likely than not.

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

(J) Stock-Based Compensation

The Company accounts for its employee and director stock option plans in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees,” and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company by applying the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation, net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2003	2003

Net loss
As reported	$(548,558)	$(1,451,035)
Total stock-based employee compensation expense using the fair value based method for all awards, net of related tax effects	(12,691)	(144,305)

Pro forma	$(561,249)	$(1,595,340)

Basic and diluted net loss per common share
As reported	$(.04)	$(.12)
Pro forma	$(.04)	$(.13)

For the three and nine months ended September 30, 2002, there is no pro forma expense for any stock options issued.

In addition, options are issued to non-employees such as consultants, scientific advisory board members and directors. Any options issued to non-employees are recorded in the financial statements in Deferred Consulting in the Equity section using the fair value method and then amortized to consulting expense over the applicable vesting periods. See Note 5 for more discussion on the Company’s stock-based compensation.

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

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

(L) Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, where indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. For the nine months ended September 30, 2003 and 2002, the Company determined that an impairment to its long-lived assets was not required. Accordingly, no impairment loss was recorded for the nine months ended September 30, 2003 and 2002.

(M) Research and Development Expense

Research and development (“R&D”) costs are expensed as incurred. These expenses include the cost of the Company’s proprietary R&D efforts, as well as costs incurred in connection with the Company’s third-party collaboration efforts. For the three months ended September 30, 2003 and 2002, $76,995 and $1,061, respectively, had been charged to R&D expense. For the nine months ended September 30, 2003 and 2002, $283,470 and $47,597, respectively, had been charged to R&D expense.

(N) Loss Per Share

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive.

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
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

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

In January 2003, The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

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

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled “Qualifying Special Purpose Entities (“QSPE”) and Isolation of transferred Assets”, an amendment of SFAS No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity’s obligation to beneficial interest holders.

Management does not expect the impact from these statements’ pronouncements to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2	INVENTORY

The principal components of inventory are as follows:

	September 30,
	2003	December 31,
	(Unaudited)	2002

Raw material compounds	$24,036	$28,422
Work in process	49,600	—
Finished goods	8,845	—

Total Inventory	$82,481	$28,422

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

NOTE 3	PROPERTY, PLANT AND EQUIPMENT, NET

The major classes of equipment and the related estimated useful lives are as follows:

	September 30,
	2003	December 31,
	(Unaudited)	2002	Life

Laboratory equipment	$252,518	$112,044
Accumulated depreciation	(74,362)	(47,020)	5 Years

Laboratory equipment, net	178,156	65,024

Office equipment	$2,291	$2,291
Accumulated depreciation	(550)	(304)	7 Years

Office equipment, net	1,741	1,987

Computer equipment	$19,118	$—
Accumulated depreciation	(1,434)	—	5 Years

Computer equipment, net	17,684	—

Leasehold improvements	$44,296	$—
Accumulated amortization	(5,536)	—	3 Years

Leasehold improvements, net	38,760	—

Total	$236,341	$67,011

Depreciation and amortization expense for property, plant and equipment for the three months ended September 30, 2003 and 2002 was $14,749 and $4,879, respectively. Depreciation and amortization expense for property, plant and equipment for the nine months ended September 30, 2003 and 2002 was $34,558 and $17,149 respectively.

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

During the three months ended September 30, 2003 and 2002, the Company capitalized $57,085 and $101,169, respectively, in legal fees, U.S. Patent office handling fees and other expenses incurred in the defense of the patents. During the nine months ended September 30, 2003 and 2002, the Company

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

capitalized $87,245 and $128,747, respectively. Expenses incurred for research and development of the patents were expensed.

The Intellectual Property Rights are being amortized over the lives of the underlying patents, which generally are twenty years. Amortization expense recorded for the three months ended September 30, 2003 and 2002 was $7,283 and $2,602, respectively. Amortization expense recorded for the nine months ended September 30, 2003 and 2002 was $30,114 and $11,399, respectively.

NOTE 5	STOCKHOLDERS’ EQUITY

The Company accounts for equity based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. The standard requires the Company to adopt the “fair value” method with respect to equity-based compensation of consultants and other non-employees.

In connection with two 5-year consulting agreements entered into by the Company in 2000, the Company issued 4,062,820 shares of common stock. As a result of these agreements, the Company recorded current charges to operations of $32,400 and $97,200 for the three and nine months ended September 30, 2003 and 2002, respectively. The Company also recorded a deferred consulting expense, which is recognized as an offset to equity, of $259,200 and $356,400 as of September 30, 2003 and December 31, 2002, respectively, as a result of these agreements. The deferred consulting expense is being amortized over the lives of the agreements.

The Company did not adopt the fair value method, in accordance with SFAS 123 (as amended by SFAS 148), with respect to employee stock options. The Company accounts for employee stock options under the “intrinsic value” method in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”. In December 2000, the Company granted an employee 1,128,562 options for services rendered to the Company. During January 2001, this employee purchased 564,281 shares of common stock subject to the option at an exercise price of $.0133 per share for total proceeds of $7,500. During June 2002, the employee purchased the remaining 564,281 shares subject to the option at an exercise price of $.0133 for total proceeds of $7,500. The option issuance did not result in charges to operations for the three and nine months ended September 30, 2003 and 2002.

During 2002, the Company granted options to purchase 865,230 shares of its common stock to its CEO as required by his employment agreement with the Company. The options vest equally over a three-year period commencing with the date of the Merger (See Note 1), are exercisable at $1.49 per share and are for services to be rendered to the Company over the vesting period. The option issuance did not result in charges to operations for the three and nine months ended September 30, 2003 and 2002.

During July 2002, two of the Company’s former shareholders (the “Sellers”) sold all of their interest in the Company to another individual. The total number of shares sold was 4,589,481, giving the individual a then 53% ownership in the Company. The individual has paid the purchase price for his shares to the Sellers in six quarterly installments. Subsequent to the purchase of the shares from the Sellers, the individual sold a substantial portion of his shares to certain other individuals.

In connection with the Merger (see Note 1), the Company issued 550,000 options, with an exercise price of $1.25, to an independent consultant for services related to the Merger. The value of the options were

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

treated as Merger transaction costs and charged directly to equity in the accompanying financial statements.

During April 2003, the Company issued options to purchase an aggregate of 167,500 shares of common stock at an exercise price of $1.50 to three employees. The total value of the option issuance of $157,650 was valued using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate ranging from 3.98% to 4.0%, volatility ranging from 67.24% to 67.38%, lives of ten years and an annual rate of quarterly dividend of 0%. Since the Company uses the intrinsic value method for employee option issuances, none of the expense is recorded in the financial statements as of September 30, 2003.

During May 2003, the Company issued options to purchase an aggregate of 20,000 shares of common stock to the landlord of new office space that the Company is leasing in New Jersey. The option issuance resulted in a charge to Prepaid Rent of $9,845 and it will be amortized to rent expense over the applicable vesting periods beginning in July 2003. The option issuance resulted in a charge of $82 to operations for the three and nine months ended September 30, 2003.

In June 2003, the Company issued options to purchase an aggregate of 30,000 shares of common stock at an exercise price of $1.50 to two employees. The total value of the option issuance of $12,690 was valued using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate of 2.35%, volatility of 74.03%, estimated lives of five years and an annual rate of quarterly dividend of 0%. Since the Company uses the intrinsic value method for employee option issuances, none of the expense is recorded in the financial statements for the three and nine months ended September 30, 2003.

In June 2003, the Company issued options to purchase an aggregate of 740,052 shares of common stock at exercise prices ranging between $1.49 and $1.50 per share to two consultants (including 650,052 options issued to the CTO) and two members of the Company’s Scientific Advisory Board. The total value of the option issuances of $622,970 was valued using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate ranging from 2.32% to 2.49%, volatility ranging from 86.63% to 87.94%, lives of five years and an annual rate of quarterly dividend of 0%. The option issuances were charged to Deferred Consulting expense in the Equity section of the balance sheet and are being amortized to consulting expense over the applicable vesting periods. For the three and nine months ended September 30, 2003 total charges to operations for these option issuances was $40,448 and $52,382, respectively.

In July 2003, the Company issued options to a member of the board of directors to purchase 50,000 shares of common stock at an exercise price of $1.70 per share. These options will vest over a three-year period. The total value of the option issuance of $66,440 was valued using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate of 3.42%, volatility of 105.54%, estimated lives of five years and an annual quarterly dividend of 0%. For the three and nine months ended September 30, 2003, total charges to operations for these option issuances were $13,842.

NOTE 6	AGREEMENTS

Pursuant to a January 2002 agreement between the Company and a pharmaceutical product development customer, the Company granted the customer a worldwide, non-exclusive, royalty free license to certain of the Company’s Intellectual Property Rights for research purposes only in connection with certain of

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

the customer’s compounds. The customer paid the Company a nonrefundable license fee of $400,000 in 2002. The fee is being amortized to revenue through September 2005. For the three months ended September 30, 2003 and 2002, the Company has recognized income of $28,560 and $28,169, respectively, in relation to this agreement. For the nine months ended September 30, 2003 and 2002, the Company has recognized income of $85,681 and $84,507, respectively, in relation to this agreement.

In August 2002, the Company entered into a one-year scientific research agreement with another pharmaceutical product development customer to assist in the completion of a feasibility screening program and report. In consideration for the experimental activity, the customer paid a fee of $30,000. The fee is being amortized to revenue through August 2003. For the three months ended September 30, 2003 and 2002, the Company recognized income of $4,932 and $2,712, respectively. For the nine months ended September 30, 2003 and 2002, the Company has recognized income of $14,795 and $2,712, respectively.

In May 2003, the Company entered into a four-year consulting agreement with the CTO at an annual rate of $120,000 per year. In addition, the CTO received an option to purchase 650,052 shares of common stock at $1.49 per share as mentioned in Note 5.

In May 2003, the Company entered into an option agreement with the Science and Technology Bureau of Jiashan County, China (“Jiashan”), whereby the Company has an option to acquire a laboratory facility in an industrial park near Shanghai. Jiashan is currently building 4,000 square meters of laboratory space built to the Company’s specifications. The Company will not pay rent for the initial 3 years of the lease, following which the Company, at its sole option, may rent the space for annual rent of no more than $60,000. In addition, the Company will have the option to purchase the lab on commercially reasonable terms. Should the Company wish to occupy the laboratory after its completion (estimated to be in the fourth quarter of 2003 or first quarter of 2004), it will begin to pay a maintenance fee of $4,500 per month. For purposes of entering the lease, the Company has established a wholly owned subsidiary in Hong Kong, Chiral Quest Ltd., which in turn will be the sole shareholder of a subsidiary in the People’s Republic of China (the “China Sub”). The Company will provide at least $65,000 of capital to the China Sub by the end of the year. In addition, the Company was also granted the option to purchase approximately 13 acres of land adjacent to the industrial park where the lab will be established. As of September 30, 2003, the Company has not yet funded the China Sub.

In September 2003, a sales agreement with a customer was executed for $242,500. The payment arrangement as agreed upon with the customer, specifies one-third is due upon the acceptance of the purchase order, one-third is due one month from the date of the purchase order, and one-third is due upon the completion of the order. As of September 30, 2003, the Company has not delivered any goods under this sales agreement. A receivable for the one-third up front payment of this agreement has been recorded in the Company’s receivable balance and deferred revenue balance as of September 30, 2003.

Pursuant to an October 2002 agreement with Penn State, the Company funded the services of four post-doctorate fellows who, under the supervision of the CTO, conducted research and provided research quantities of chiral ligands to the Company. That agreement expired on October 15, 2003 and an extension is currently being negotiated.

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

NOTE 7	BUSINESS AND CREDIT CONCENTRATIONS

The Company had two customers who accounted for approximately 48% and 35%, respectively, of net revenue for the nine months ended September 30, 2003. The Company had two customers who accounted for approximately 53% and 14%, respectively, of net revenue for the nine months ended September 30, 2002.

The Company had a customer who accounted for approximately 80% of net customer accounts receivable as of September 30, 2003.

NOTE 8	COMMITMENTS AND CONTINGENCIES

In May 2003, the Company signed an agreement to lease laboratory and office space located in Monmouth Junction, New Jersey. The lease commenced effective June 1, 2003 and is for a three-year term with a total base rent of $354,240 to be paid in monthly installments that increase after each year. Due to the escalation clause in the lease, the Company is straight-lining the expense of the lease over the term of the lease and has recorded deferred rent of $1,640 as of September 30, 2003. The Company also issued the landlord options to purchase 20,000 shares of common stock, as described in Note 5. The future minimum lease payments under this lease are as follows: $28,290 for the remainder of 2003, $116,030 for 2004, $120,950 for 2005, and $51,250 for 2006.

Total rent expense (which includes base rent, utilities, and operating escalations) for the Company for the three months and nine months ended September 2003 was $27,357 and $48,279, respectively.

In July 2002, the Company received a cease and desist letter from a competitor apprising the Company of the existence of a U.S. Patent. In October 2002, the Company and such competitor entered into a mutual confidentiality agreement in which each party agreed to exchange technology information in order to more fully evaluate whether either is infringing upon the rights of the other.

Also, in October 2002, the Company received an additional patent notification letter from another competitor apprising them of the existence of another U.S. Patent.

As of September 30, 2003, to the Company’s knowledge, no legal proceedings have been initiated with respect to either of the matters discussed in such letters.

NOTE 9	RELATED PARTY TRANSACTIONS

The original purchaser of the 53% ownership discussed in Note 5 above is also the managing member of Paramount Capital Investments, LLC (“Paramount”) which has been performing certain administrative functions for the Company since July 12, 2002, and financed the Company through loans for working capital evidenced by a series of promissory notes (the “Notes”) aggregating $376,625. The Notes bore interest at 5% and were repaid including interest in full on February 28, 2003, and subsequently cancelled.

Additionally, since September 1, 2002, the Company has been paying $4,000 per month to Paramount for administrative services. For the three and nine months ended September 30, 2003 this resulted in charges to operations of $12,000 and $36,000, respectively. As of September 30, 2003, the Company owed

CHIRAL QUEST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

$8,664 to Paramount for administrative and miscellaneous expenses.

NOTE 10	SUBSEQUENT EVENTS

In October 2003, options to purchase an aggregate of 190,000 shares of common stock at an exercise price of $1.67 per share were issued to two employees. These options will vest in annual installments over a three-year period.

In October 2003, a consultant for the Company received options to purchase 4,300 shares of common stock at an exercise price of $1.96 per share. These options will fully vest on February 14, 2004.

In October 2003, six non-employee members of the board of directors each received options to purchase 12,900 shares of common stock at an exercise price of $1.96. These options vest in annual installments over a three-year period.

In October 2003, the employment agreement with the CEO was amended to provide bonus payments aggregating up to $323,646, primarily based upon the Company’s achieving certain stock price milestones.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Until January 22, 2002, we were engaged in the design, development, manufacture and sale of medical and surgical wound drainage products. On January 22, 2002, we sold substantially all of our operating assets, leaving us with no sources of revenue.

On February 18, 2003, we completed a reverse acquisition of privately-held Chiral Quest, LLC. In accordance with this transaction we issued approximately two-thirds of our outstanding common stock (after giving effect to the transaction) to the former members of Chiral Quest, LLC, a Pennsylvania limited liability company. Following the acquisition, we adopted the business plan of Chiral Quest, LLC as our business plan and changed our name to Chiral Quest, Inc. Accordingly, when we refer to our business or financial information relating to periods prior to the merger, we are referring to the business and financial information of Chiral Quest, LLC, unless the context indicates otherwise.

Since our inception in October 2000, we have focused our efforts and resources on the development of asymmetric catalysis technology, our primary intellectual property to which we hold an exclusive worldwide license from the Pennsylvania State Research Foundation (“PSRF”). Our license from PSRF covers certain inventions discovered by our Chief Technology Officer (“CTO”) prior to November 8, 2002.

Since inception we have incurred a cumulative deficit of $2,843,840 through September 30, 2003. We expect our operating losses to increase significantly over the next several years, primarily due to expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities.

Our ability to achieve profitability depends upon, among other things, our ability to discover and develop products (specifically new “ligands”), and to develop our products on a commercial scale through a cost effective and efficient process. To the extent that we are unable to produce, directly or indirectly, ligands in quantities required for commercial use, we will not realize any significant revenues from our technology. Moreover, there can be no assurance that we will ever achieve significant revenues or profitable operations from the sale of any of our products or technologies. Risks associated with our business are more thoroughly addressed in the section entitled “Risk Factors.”

Since our inception, we have generated sales revenue but not yet generated any net profits. Our management believes that our research and development (“R&D”) and manufacturing capacity will need to grow in order for us to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. We believe that our manufacturing capacity will be significantly enhanced with our new office and laboratory space that was leased in June 2003.

Results of Operations — Three Months Ended September 30, 2003 vs. 2002

Our revenues for the three months ended September 30, 2003 were $83,068 as compared to $48,089 during the three months ended September 30, 2002. For the three months ended September 30, 2003, approximately 40% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 60% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties. For the three months ended September 30, 2002, approximately 80% of total revenue was derived from the amortization of option fee income and 20% of total revenue was comprised of sales or our ligands. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Cost of goods sold for the three months ended September 30, 2003 was $37,321 as compared to $1,307 during the three months ended September 30, 2002. The increase of cost of goods sold for the three months ended September 30, 2003 vs. 2002 is attributable to the job costing of projects and services through direct labor and manufacturing overhead allocations as cost components as they relate to work in process and finished goods.

Management and consulting expenses for the three months ended September 30, 2003 were $128,691 as compared to $46,675 during the three months ended September 30, 2002. The overall change for the three months ended September 30, 2003 vs. 2002 was primarily caused by an increase in consulting fee expense. Consulting expenses increased due to the new consultant agreement entered with our CTO at a rate of $10,000 per month effective May 15, 2003. In addition, consulting expense increased from the amortization of stock options issued to consultants, scientific advisory board members, and directors during the second and third quarters of 2003.

Our R&D expenses for the three months ended September 30, 2003 were $76,995 as compared to $1,061 during the three months ended September 30, 2002. This increase was primarily caused by increased utilization of the Penn State research resources in connection with the development of new ligands. The agreement with Penn State is currently be renegotiated. There is no guarantee that we will be able to enter into such new agreement or find an alternative source for its ligands on commercially reasonable terms. In addition, during the second quarter we opened additional laboratory facilities that enabled the Company to produce both research and commercial quantities of our ligands. In connection with the new facilities, numerous lab supplies and chemicals were purchased. We may also outsource certain manufacturing requirements. Accordingly, the Company expects R&D and manufacturing costs to continue to increase significantly in the fourth quarter due to the new facilities and the possible increased cost of using facilities and chemists at Penn State and the new facility in Monmouth Junction, NJ.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2003 was $230,705 as compared to $30,966 during the three months ended September 30, 2002. This increase in SG&A expenses was due to higher legal and accounting fees associated with our obligations as a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). SG&A expenses also increased due to rent expense for the New Jersey facility, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities, and higher expenses associated with having more employees such as insurance and employer payroll taxes.

Compensation expense was $138,205 for the three months ended September 30, 2003 compared to $32,715 for the three months ended September 30, 2002. This increase was caused primarily by the new CEO (hired in November 2002) receiving an annual base salary of $205,000 effective at the date of our merger with Surg II, Inc., as provided in his employment agreement. In addition, compensation expense increased due to the hiring of several chemists to work at the new laboratory facility that was leased in the second quarter of 2003. Compensation expense as it relates to direct labor for ongoing and completed projects, has been capitalized as part of inventory work in process and finished goods as these cost components relate directly to cost of goods sold.

Depreciation and amortization expenses for the three months ended September 30, 2003 were $22,032 as compared to $7,481 during the three months ended September 30, 2002. This increase was primarily related to fixed asset purchases for computer and laboratory equipment purchased for the newly leased facility in Monmouth Junction, NJ.

Interest expense for the three months ended September 30, 2003 was $0 as compared to $302 during the three months ended September 30, 2002. The decrease was caused by the promissory notes issued between July 2002 through February 2003 owed to an affiliate, which were fully paid and discharged in February 2003.

Interest income for the three months ended September 30, 2003 was $2,323 as compared to $0 during the three months ended September 30, 2002. The increase in interest income was caused by significantly higher cash reserves obtained after the merger.

Our net loss for the three months ended September 30, 2003 was $548,558 compared to $72,418 for the three months ended September 30, 2002. The increased losses for the three months ended September 30, 2003 compared to 2002 were primarily due to higher R&D expenses incurred with Penn State, increased legal and accounting expenses in connection reporting as a public company, and higher payroll expenses associated with having more employees. We expect losses to continue and increase in the next year as the Company attempts to expand its laboratory space, purchase more chemicals and raw material compounds, and hire additional employees.

Results of Operations — Nine Months Ended September 30, 2003 vs. 2002

Our revenues for the nine months ended September 30, 2003 were $214,509 as compared to $159,573 during the nine months ended September 30, 2002. For the nine months ended September 30, 2003, approximately 47% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 53% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties. For the nine months ended September 30, 2002, approximately 77% of total revenue was derived from the amortization of option fee income and 23% of total revenue was comprised of sales or our ligands. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Cost of goods sold for the nine months ended September 30, 2003 was $62,708 as compared to $6,763 during the nine months ended September 30, 2002. The increase of cost of goods sold for the nine months ended September 30, 2003 vs. 2002 is attributable to the job costing of projects and services through direct labor and manufacturing overhead allocations as cost components as they relate to work in process and finished goods.

Management and consulting expenses for the nine months ended September 30, 2003 were $254,700 as compared to $166,475 during the nine months ended September 30, 2002. The overall change for the nine months ended September 30, 2003 vs. 2002 was caused by a reduction in management fee expense and an increase in consulting fee expense. Management fee expense decreased during 2002 from $11,000 per month to $4,000 per month. Consulting fees for the nine months ended September 30, 2003 increased due to a new consultant agreement with our CTO at an annual rate of $120,000 effective May 15, 2003 and the amortization of stock options issued to consultants in the second and third quarters of 2003.

Our R&D expenses for the nine months ended September 30, 2003 were $283,470 as compared to $47,597 during the nine months ended September 30, 2002. This increase was primarily caused by increased utilization of the Penn State research resources in connection with the development of new ligands. R&D expense also was higher because of the new laboratory facilities that were leased in the second quarter of 2003, along with increased purchases of lab chemicals and supplies used for research.

SG&A expenses for the nine months ended September 30, 2003 was $654,071 as compared to $67,094 during the nine months ended September 30, 2002. This increase in SG&A expenses was due to higher legal and accounting fees associated with our obligation as a public company subject to the reporting requirements of Exchange Act. SG&A expenses also increased due to rent expense for the New Jersey facility, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities, and higher expenses associated with having more employees such as insurance and employer payroll taxes.

Compensation expense was $355,925 for the nine months ended September 30, 2003 compared to $123,346 for the nine months ended September 30, 2002. This increase was caused primarily by the new CEO (hired in November 2002) receiving an annual base salary of $205,000 effective at the date of our merger with Surg II, Inc., as provided in his employment agreement. In addition, compensation expense increased due to the hiring of several chemists to work at the new laboratory facility that was leased in the second quarter of 2003.

Depreciation and amortization expenses for the nine months ended September 30, 2003 were $64,672 as compared to $28,548 during the nine months ended September 30, 2002. This increase was primarily related to fixed asset purchases for laboratory equipment, computer equipment, and leasehold improvements for the newly leased facility in Monmouth Junction, New Jersey.

Interest expense for the nine months ended September 30, 2003 was $2,809 as compared to $302 during the nine months ended September 30, 2002. This increase was caused by the promissory notes issued between July 2002 through February 2003 owed to an affiliate, which were fully paid and discharged in February 2003.

Interest income for the nine months ended September 30, 2003 was $12,811, as compared to $0 during the nine months ended September 30, 2002. The increase in interest income was caused by significantly higher cash reserves obtained after the merger.

Our net loss for the nine months ended September 30, 2003 was $1,451,035 compared to $280,552 for the nine months ended September 30, 2002. The increased losses for the nine months ended September 30, 2003 compared to 2002 were primarily due to higher R&D, expenses in connection with the merger and becoming a public company, and higher payroll costs. We expect losses to continue and increase in the next year as the Company attempts to expand its laboratory space, purchase more chemicals and raw material compounds and hire additional employees.

Liquidity and Capital Resources

As of September 30, 2003, we had working capital of $768,593 and cash and cash equivalents of $918,998. We anticipate that our current working capital will be sufficient to fund operations for approximately 4-6 months excluding revenues. If we are unable to significantly increase our revenues, we will most likely require additional financing in order to continue operations. The most likely source of financing includes private placements of our equity or debt securities or bridge loans to the company from third party lenders.

Our working capital requirements will depend upon numerous factors, including without limitation the progress of our R&D programs, the resources we devote to developing manufacturing and marketing capabilities, technological advances, the status of competitors, and our ability to establish sales arrangements with new customers. Working capital will also be affected by new leases for office and laboratory space that were entered into during the second quarter of 2003, and the hiring of additional employees.

Critical Accounting Policies

Review of Impairment of Intellectual Property Rights

The Company evaluates the recoverability of its long-lived assets, where indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. For the nine months ended September 30, 2003 and 2002, the Company determined that an impairment to its long-lived assets was not required. Accordingly, no impairment loss was recorded for the nine months ended September 30, 2003 and 2002.

Revenue Recognition

Revenues are comprised principally of two main components: (1) the licensing of PSRF’s Technology, and (2) the sale of proprietary ligands. Revenues as they relate to the licensing of the Company’s rights to PSRF’s intellectual property are recognized upon a signed agreement with the customer or remittance of an invoice and allocated over the applicable periods. The Company assumes the financial risks related to these revenues by financing the research and development of PSRF’s technology as well as the defense of PSRF’s patents. Deferred revenue in the accompanying balance sheets represents amounts prepaid by customers to the Company for services to be preformed and products to be delivered at a subsequent date. These deferred and unearned amounts will be amortized into revenue over the applicable periods. Revenues as they relate to the sale of manufactured proprietary ligands are recognized in full upon the shipping and invoicing of the ligands to the customer.

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

In January 2003, The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

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

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities (“QSPE”) and Isolation of transferred Assets,” an amendment of SFAS No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity’s obligation to beneficial interest holders.

We believe that the adoption of these pronouncements will not have a material impact on our financial position or results of operations.

RISK FACTORS

Risks Related to Our Company

Our future success is highly dependent on the continued availability of Dr. Xumu Zhang and other key employees and consultants.

In connection with the continued development of our products and services, we are substantially dependent upon on the continued service of its existing research personnel, including in particular, Xumu Zhang, Ph.D. Dr. Zhang, an associate professor at Penn State, serves as our chief technology officer and provides essential services to us pursuant to a consulting agreement. Although we maintain key-man insurance with respect to Dr. Zhang and he has entered into a non-compete agreement with us, the loss of his services would have a material adverse affect on our business. In addition to Dr. Zhang, we employ other research scientists who are also critical to our success. Although these research scientists have entered into confidentiality agreements, most have not entered into noncompete agreements with us. The loss of one or more of our research personnel could prevent or delay the ongoing development of our products and services, which would materially and adversely affect our business.

A small group of persons is able to exert significant control over our company.

Our current officers and directors beneficially own or control approximately 32% of our common stock. Individually and in the aggregate, these persons will have significant influence over the management of our business, the election of directors and all matters requiring shareholder approval. In particular, this concentration of ownership may have the effect of facilitating, delaying, deferring or preventing a potential acquisition of our company and may adversely affect the market price of our common stock. Additionally, four members of our Board of Directors and the treasurer of our company are employees of Paramount Capital, Inc., or one of its affiliates. Dr. Lindsay A. Rosenwald is the chairman and sole owner of Paramount Capital, Inc. and such affiliates. Dr. Rosenwald beneficially owns 4.9% of our outstanding common stock, and several trusts for the benefit of Dr. Rosenwald and his family beneficially own 14.7% of our outstanding common stock. Although Dr. Rosenwald does not have the legal authority to exercise voting power or investment discretion over the shares held by those trusts, he nevertheless may have the ability to exert significant influence over the Company.

The illiquidity of our common stock could make it difficult for you to sell shares of our common stock.

Trading of our common stock is conducted on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board, or “OTC Bulletin Board.” This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

In addition, our common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions. Accordingly, you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

We have no meaningful operating history on which to evaluate our business or prospects.

We commenced operations in October 2000 and, therefore, have only a limited operating history on which you can base an evaluation of our business and prospects. Accordingly, our business prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the fine chemical, pharmaceutical and biotechnology markets.

Our management anticipates incurring losses for the foreseeable future.

For the nine months ending September 30, 2003, we had a net loss of $1,451,035 and since our inception in October 2000 through September 30, 2003, we have incurred an aggregate net loss of $2,843,840. As of September 30, 2003, we had total assets of $1,797,282, of which $918,998 was cash or cash equivalents. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably.

We will require additional financing in order to complete the development of our products and services and otherwise develop our business operations. Such financing may not be available on acceptable terms, if at all.

We anticipate that our current capital will be adequate to fund our operations at least for the next 4 to 6 months. However, changes may occur that would consume available capital resources before that time. Our combined capital requirements will depend on numerous factors, including competing technological and market developments; changes in our existing collaborative relationships; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute; the purchase of additional capital equipment; acquisition of technologies; and the development and regulatory approval progress of our customers’ product candidates into which our technology will be incorporated.

Additional capital that may be needed by us in the future may not be available on reasonable terms, or at all. If adequate financing is not available, we may be required to terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, or potential markets that we would not otherwise relinquish.

Our operating results will fluctuate, making it difficult to predict our results of operations in any future period.

As we develop our business, we expect our revenues and operating results to vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to the fact that we have little or no significant operating history with our new technology, we cannot predict our future revenues or results of operations accurately. Our current and future expense levels are based largely on our planned expenditures and estimates of future revenues. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenues relative to our planned expenditures could have an immediate adverse effect on our business and results of operations.

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

     Our business is based on technically complex products and services. We do not directly own this technology, but rather we have the exclusive, worldwide right to use it pursuant to a license agreement with the Penn State Foundation. Currently, our commercial success depends entirely on this licensed technology. Pursuant to the license agreement, we are required to use our best efforts to achieve “gross revenue” (as defined in the license agreement) of at least $250,000 in 2004, at least $350,000 in 2005 and at least $500,000 in 2006. In the event we fail to achieve these milestones, or otherwise materially breach the license agreement, the Penn State Foundation may have the right, but not the obligation, to terminate the license. Unless we subsequently develop our own technology independent of the Penn State Foundation, termination of this license would preclude us from implementing our business plan.

We may rely heavily on third parties to formulate and manufacture our products.

We currently lack the resources to formulate or manufacture the overwhelming majority of our own products on a commercial scale. If any of our customers require our ligands in commercial quantities in the near term, we may have to rely one or more third-party contractors to manufacture the ligands to satisfy the needs of such customers. Reliance on one or more third-party manufacturers exposes us to certain risks, including the following:

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

We will need to create and substantially grow our direct and indirect sales operations, both domestically and internationally, in order to create and increase market awareness and sales of our products and services. The sale of our products and services will require the engagement of sophisticated and highly knowledgeable sales personnel. Similarly, the anticipated complexity of our products and services and the difficulty of customizing them will require us to hire research and development personnel and customer service and support personnel, highly trained in chiral chemistry and chemical engineering. Competition among our company and others to retain qualified sales personnel, chemists and chemical engineers is intense due to the limited number of available qualified candidates for such positions. Many of our competitors are in a financial position to offer potential employees greater compensation and benefits than those which may be offered by us. Failure to recruit and retain such persons will have a material adverse effect on our business operations.

Our future success is dependent on the management of our potential growth.

Our future success depends upon our ability to grow our business. Such growth, if it occurs, will require us to establish management and operating systems, hire additional support technical and sales personnel, and establish and maintain our own independent office, research and production facilities. Failure to manage that growth efficiently could have a material adverse affect on our business.

We currently have no capabilities and no experience in manufacturing our products on a commercial scale.

We do not currently have the experience or ability to directly manufacture or market most chemical or pharmaceutical products in commercial quantities that may be developed under our collaborative arrangements. Even though, with the opening of our Princeton, New Jersey facility, we have the capacity to develop certain of our products on a commercial scale, we most likely will not be able to produce all of our ligands on a commercial scale at the Princeton facility. In addition, we have not yet developed a cost effective and efficient commercial manufacturing process for some of our ligands, and may never be able to do so. To the extent we are unable to produce, directly or indirectly, our ligands in quantities required for commercial use, we will not realize any benefits from our technology. Further, in the event we decide to establish a manufacturing facility in the future, we may require substantial additional funds, and will be required to hire and train a significant number of additional personnel, and, in certain circumstances, may need to comply with the extensive FDA “good manufacturing practice” regulations applicable to such a facility.

Risks Relating to Our Industry

We face intense competition.

We compete directly with the in-house research departments of fine chemical, pharmaceutical and biotechnology companies, as well as contract research companies, and research and academic institutions. Many of our competitors have greater financial and other resources than us. As new companies enter the market and as more advanced technologies become available, we expect to face increased competition. In the future, any one of our competitors may develop technological advances that render obsolete the products or services that we provide or may provide in the future. While we plan to develop new and better technologies, which will give us competitive advantages, our competitors plan to do the same. We may not be able to develop the technologies we need to successfully compete in the future, and our competitors may be able to develop such technologies before we do. Consequently, we may not be able to successfully compete in the future.

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

Since many of or customers and potential customers are pharmaceutical and biotechnology companies, we are and will be subject to risks, uncertainties and trends that affect companies in these industries.

For the foreseeable future, we will derive a substantial portion of our revenue from pharmaceutical and biotechnology companies. As a result, we will be subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries and possible reduction and delays in research and development expenditures by companies in these industries. Our future revenues may also be adversely affected by mergers and consolidation in the pharmaceutical and biotechnology industries, which will reduce the number of potential customers.

In particular, pharmaceutical and biotechnology companies face significant regulation by governmental entities in the United States and other countries. The nature and the extent to which such regulation may apply to our customers will vary depending on the nature of any such customer’s products. Most of the pharmaceutical products developed by our customers will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory authorities. Various federal and, in some cases, state laws also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming, can cause significant delays in the commercialization of a drug, and often require the expenditure of substantial resources. To the extent our customers experience significant delays in obtaining the necessary regulatory approvals to market their pharmaceutical products, or are unable to obtain such approvals at all, these customers will not purchase our proprietary ligands and other services used in the manufacture of the ultimate pharmaceutical product.

We may be held liable for harm caused by drugs that our customers develop and test.

Often times, our ligands will be used by our customers to produce drugs for human use. If any of the drugs cause injuries or illness to people, we may be required to incur substantial costs in defending against claims and may be required to pay damages arising therefrom. Although we intends to obtain liability insurance and will use commercially reasonable efforts to obtain indemnification covenants from our customers for their use of our products, such protections may not be sufficient to protect us from the cost of such claims. Damages awarded in a product liability action could be substantial and could have a material adverse effect on our financial condition.

We may be held liable for contamination or other harm caused by hazardous materials that we use.

Some of our research and development processes involve the use of hazardous materials and, therefore, we are subject to federal, state and local regulation governing the use, manufacture, handling, storage and disposal of hazardous materials. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any contamination or injury. We may also incur expenses relating to compliance with environmental laws. Such expenses or liability may have a material adverse effect on our financial condition.

Risks Relating to Our Technology

We may not be able to license technologies that we need to conduct our business.

In addition to the technologies that we develop, we will rely heavily on technologies that we license from other companies or institutions. We may not be able to license technologies that we need in the future or we may be unable to license such technologies on a commercially reasonable basis. Although our license agreement with the Penn State Foundation provides that we are entitled to use any “improvements” subsequently made to the technologies we currently license, the Penn State Foundation has no obligation to license any “new” technologies discovered by Dr. Zhang and researchers at Penn State. If we are unable to license the technologies we need in the future, or to license or otherwise acquire such technologies on commercially reasonable terms, we may experience increased costs (and, therefore, reduced profits) or be unable to engage in certain activities that require those technologies. Accordingly, failure to license the technologies we need in the future or failure to license or otherwise acquire such technologies on commercially reasonable terms could have a material adverse effect on the our business operations.

Our success will depend on our ability to protect our proprietary technology.

Our rights to a substantial portion of our technology are as the exclusive licensee to several United States patents and a number of United States and foreign pending patent applications held by the Penn State Foundation, including the ligands that comprise our “Chiral ToolKit.” These patents and patent applications are based primarily upon the work of Dr. Zhang, our chief technology officer, who is also an associate professor at the Pennsylvania State University. Our success will depend largely on our ability, and the ability of our licensors and licensees, to obtain patents for their technologies and products, if any, resulting from the application of such technologies, defend patents once obtained, and maintain trade secrets.

If we are unable to protect our intellectual property, or incur significant expense in doing so, our business, operating results and financial condition may be materially adversely affected. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive.

Our success and ability to compete are substantially dependent upon our internally developed products and services, which we currently protect through the use of United States and foreign patents. To the extent such products and services are not patentable, we will rely on trade secret protection. As with other knowledge-based products, however, our patent positions rest on complex factual and legal issues that are not entirely resolved and there can be no assurance that the patents utilized by us will adequately protect our proprietary products and services. Although we have taken steps to protect our unpatented trade secrets and know-how, in part through the control of access to such information and through the use of confidentiality agreements with our employees, consultants and certain of our contractors, customers and potential customers, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed or discovered by competitors. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We anticipate that policing unauthorized use of our products will be difficult, and we cannot be certain that the steps we intend to take to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, will be successful. Other companies may also independently develop substantially equivalent information.

Foreign laws may not afford us sufficient protection for our intellectual property rights and, in certain cases, we may not seek patent protection outside the United States.

We believe that our success will depend, in part, upon our ability to obtain international protection for our intellectual property. We have existing foreign customers and believe we will have access to large markets oversees. The laws of some foreign countries may not be as comprehensive as those of the United States and may not be sufficient to protect our proprietary rights abroad, however. In addition, in certain cases, we may decide not to pursue patent protection outside the United States, because of cost and confidentiality concerns. Accordingly, our international competitors could obtain foreign patent protection for, and market overseas, technology for which we are seeking United States patent protection, though such competitors’ patent protection generally requires such competitors to make their patent filings prior to information on our relevant inventions becoming sufficiently available under local law as to block the availability of such competitors’ patent protection.

Our technology may infringe on the proprietary rights of others.

We anticipate that other patents that we license or may license in the future will be increasingly subject to infringement claims due to the rapid development of chiral chemistry and competitors in our industry. In fact, one potential competitor, Solvias, AG, based in Basel, Switzerland, notified us in July 23, 2002, of its claim that one of the patented ligands we license from the Penn State Foundation infringes on a patent that Solvias licenses from BASF Group, AG. Some of our other competitors or our potential competitors may have filed or intend to file patent applications that may make claims that conflict with the claims of the patents that we license. We cannot be certain that these competitors or other third parties will not assert infringement claims against us with respect to our products and technology. Any infringement claim, including Solvias’ claim, regardless of its merit, could be time-consuming and expensive to defend. Such claims may also require us to enter into royalty or licensing agreements in order to continue using the disputed technology. In the event we could not afford to defend our company against an infringement claim or are not able to enter into a license or royalty agreement on commercially favorable terms, or at all, we may be required to abandon the technology that is subject to such claims.

Item 3. Controls and Procedures

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     None.

SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIRAL QUEST, INC

Date: November 14, 2003	By:	/s/ Alan D. Roth Alan D. Roth President, Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.