Form 10KSB
period 2003-12-31
CHIRAL QUEST INC
filed 2004-03-29
CIK 745788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission File Number  0-16686

CHIRAL QUEST, INC.
(Exact name of issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	58-1486040 (IRS Employer Identification No.)

7 Deer Park Drive, Suite E, Monmouth Junction, NJ (Address of Principal Executive Offices)	08852 (Zip Code)

(732) 274-0399
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2003 were $669,036.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on March 9, 2004 based on the $2.00 closing price of the common stock as quoted by the NASD Over-the-Counter Bulletin Board on such date was $22,719,470.

As of March 26, 2004 there were 17,827,924 outstanding shares of common stock, par value $.01 per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

References to the “Company,” the “Registrant,” “we,” “us,” or “our” in this Annual Report on Form 10-KSB refer to Chiral Quest, Inc., a Minnesota corporation, and our consolidated subsidiaries, together taken as a whole, unless the context indicates otherwise.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains statements that are not historical but are forward-looking in nature, including statements regarding our current expectations, beliefs, intentions or strategies regarding the future. In particular, the “Risk Factors” section following Item 1 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 6 of this annual report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the subsection entitled “Risk Factors” following Item 1 in this Annual Report, and should not unduly rely on these forward looking statements.

PART I
ITEM 1.   DESCRIPTION OF BUSINESS

Overview

Chiral Quest, Inc. is a research-driven company engaged in the commercial development of asymmetric products and technology for the life sciences industry. We have two main lines of products and services – proprietary chiral catalysts and chiral building blocks or client-defined molecules. We have the rights to certain chemical compounds known as chiral ligands which, with the introduction of a metal, serve as catalysts in facilitating the production of chiral molecules in such a manner that there is a preferential manufacture of the desired molecule versus the unwanted mirror-image molecule. We provide pharmaceutical and fine chemical manufacturers and other prospective clients with broad access to our technologies for testing purposes at a low upfront cost, coupled with the opportunity to gain access to such technologies for specific applications for fees, royalties and certain manufacturing and development rights. Our ligands may also find use in producing fine chemicals other than pharmaceuticals - chiral molecules are used in flavors, fragrances, agrochemicals, animal health, food and feed additives (including vitamins) and nutraceuticals. In connection with our chiral technology, we provide specialized services to pharmaceutical, biotechnology and fine chemical companies relating to the development of chiral manufacturing processes for their products.

Our proprietary technology was developed by Dr. Xumu Zhang, a professor at Pennsylvania State University (“Penn State”) and is owned by the Penn State Research Foundation (“PSRF”), the technology development arm of Penn State. In November 2000, we obtained from the PSRF an exclusive, worldwide license to certain patents based on Dr. Zhang’s research relating to asymmetrical catalysis. This license gives us the right to, among other things, sub-license technology rights on a non-exclusive basis to clients, or sell molecule groups, known as ligands, to pharmaceutical and fine chemical company clients for both research and commercial applications.

Chiral Quest is also engaged in developing and making client-defined building blocks and drug candidate fragments, mainly in the chiral area. With this process chemistry offering to life sciences companies, we develop new synthetic routes or optimize existing ones and produce certain quantities of material for further processing at the clients’ needs either for further elaboration, clinical trials or beyond.

Chiral Quest, Inc., a Minnesota corporation, resulted from the reverse merger of Chiral Quest, LLC, a Pennsylvania limited liability company that commenced operations in October 2000, and Surg II, Inc., a Minnesota corporation, on February 18, 2003.

Chiral Chemistry

Over 50 percent of the 500 top-selling pharmaceutical drugs on the market are comprised of chiral molecules, including drugs used to treat anxiety, depression, indigestion, heartburn, cancer, arthritis, AIDS and allergies. In 2003, chiral drug sales were over $160 billion, based on a report in Chemical and Engineering News of the American Chemical Society, which represents over one third of the complete drug market of over $410 billion. The majority of new drug candidates under development by pharmaceutical companies consist of chiral chemicals.

A molecule is considered “chiral” because it exists in two “enantiomers,” or non-superimposable mirror-like images analogous to one’s left and right hands. Most drugs interact with biological targets in a specific manner, requiring the drug to be of a specific shape and orientation. Contaminating “wrong-handed” enantiomers of the active drug molecule will probably not interact with the biological drug target, or worse, interact with a different biological molecule in an unintended and often toxic manner. Thalidomide, the morning sickness drug used by pregnant women in the 1960’s, is a notorious example of an impure chiral drug. One enantiomer of the drug’s chiral molecules treated morning sickness, while its undesired enantiomer impurity caused birth defects. Pharmaceutical companies are typically required, at great expense, to purify the active mirror-image form of the drug molecule away from its contaminating or inactive counterpart.

Products and Services

We offer two business lines, one in products and one in services in order to provide clients with critical solutions for the efficient manufacturing of chiral products or therapeutic drugs. Its products include bulk chiral catalysts, proprietary building blocks / client-defined targets and a proprietary “Chiral ToolKit”, comprised of a diverse set of chiral ligands that are combined with transition metals to catalyze reactions leading to chiral molecules. Chiral Quest also offers a variety of services covering specialized chiral transformation screening, chiral synthetic or process support and manufacturing solutions to be delivered on a partnership/contract basis with client firms. Chiral Quest products and services are applicable throughout the full life cycle of a chiral drug, from early lead discovery, through development and in commercialization.

The CQ Chiral Library depicted below identifies the current commercial portfolio of proprietary ligands from which clients order both the Chiral ToolKit selection sets for R&D testing as well as bulk quantities for larger scale uses and commercialization.

Chiral ToolKit. We currently sell products which represent several of the proprietary families of our chiral ligands to which the Company has exclusive rights. These ligands are sold in research quantities packaged in convenient Chiral ToolKit sets for exclusive use in research applications by client companies. These innovative, patent protected ligands are screened by clients for applications in the manufacture of their chiral molecules. Clients use this screening process to determine which ligands may prove optimal for their chiral manufacturing needs. The sale of research quantities of ligands allows clients to gain initial access to our technology and to independently validate the advantages provided by that technology.

Bulk Ligands. We also sell larger quantities of proprietary chiral ligands to which we have exclusive rights, including some that are not included in our Chiral ToolKit. These ligands are sold individually to clients in amounts specified by the client according to its research, development or semi-commercial needs. One of our objectives is to provide clients with their required ligands and catalysts, either from our own laboratories or through third parties, for research, clinical and commercial purposes. The use of CQ bulk ligands in commercial drug applications will generally require license fees and/or other related payments to us, subject to negotiation.

Screening Services. We also provide focused screening of client supplied target compounds using our proprietary ligands. In addition to the select ligands included in the Chiral ToolKit, we have several families of chiral ligands that are used to screen target compounds. We identify and prepare individual ligands optimized for particular client needs.

Proprietary Building Blocks / Client-Defined Targets. We work with our clients to help optimize the conditions under which our ligands are used and also produce certain molecules of customer interest. This may involve the development of novel manufacturing processes, for which we will derive additional compensation. We may also structure our client agreements to assure the use of our ligands within the manufacturing process, thereby requiring our customers to buy the ligands from us in commercial quantities in order for the client to successfully manufacture its compound. We may also produce and sell certain selected chiral products defined by our clients such as chiral building blocks or intermediates.

Strategy

Our business strategy is focused on exploiting our asymmetric catalysis technology by:
  Focusing our research group on designing and discovering additional commercially useful ligands and manufacturing processes;

  Providing screening services necessary to test the selectivity and activity of a broad portfolio of proprietary technologies for client substrates;

  Granting access to a selection of our ligands through non-exclusive licenses for research and development purposes;

  Granting compound-specific exclusive rights to clients whose businesses require commercial use of one or more of our ligands;

  Developing proprietary process methods for producing chirally pure pharmaceutical ingredients, intermediates and building blocks in exchange for fees, milestone payments and royalties; and

  Assisting clients in the development of chiral drugs, the development of which has been slowed or halted due to manufacturing inefficiencies, which are amenable to improvements through our technology.
Sales and Marketing

We sell our products and services directly to clients both in the pharmaceutical and fine chemical areas. In October 2003, we hired a senior executive who is focused on sales and marketing activities. We intend to hire additional marketing personnel in the near future.

Dependence on Certain Customers

In fiscal 2003, we had two customers that accounted for approximately 54 percent and 17 percent of our revenue, respectively. The loss of these accounts would have a material adverse effect on our business; however, we believe our relationships with these customers are strong.

Employees and Consultants

We currently employ 13 people: Dr. Alan D. Roth, our President, Chief Executive Officer and Chief Financial Officer, Timothy Hurley, our Director of Operations, Ronald Brandt our VP of Business Development, Brian Lenz, Controller and Secretary, and 9 full time chemists. We also engage Dr. Xumu Zhang, who serves as our Chief Technology Officer, on a consultancy basis. Additionally, we fund four post-doctoral fellows, under the supervision of Dr. Zhang, pursuant to an agreement with Penn State. Of the 18 persons providing services to our Company, either as employees or consultants, 10 hold Ph.D. degrees. As we develop our technology and business, we anticipate the need to hire additional employees, especially employees with expertise in the areas of chemistry and sales and marketing.

Competition

Competition in the traditional area of separation manufacture of chiral molecules comes from a few distinct sources, including Chiral Technologies Inc., ChromTech Ltd., NovaSep, Inc. and Advance Separation Technologies Inc. Traditional methods of manufacturing chiral molecules involve the production of a mixture of both chiral forms of molecules of interest, followed by a process which separates the desired enantiomer from the undesired enantiomer. This methodology, though still commonly used, is extremely cost-ineffective, as it results in the loss of greater than 50 percent of the intermediate product at each chiral purification step. We believe we have a competitive advantage over companies using traditional methods of separation because our technology drives the preferential manufacture of chiral enantiomers of interest, which can result in 95 to 99 percent yields. This can result in significant cost savings in the manufacturing process, particularly for chiral molecules that may require several chiral separation steps by traditional methods.

In the area of chemical catalysts for chiral drug manufacture, we compete with pharmaceutical and fine chemical companies, including our current and potential clients and collaborators, academic and research institutions. Some of these companies include the Dow Chemical Company, Degussa AG, Rhodia ChiRex Inc. and Solvias AG. Many of these companies are developing or marketing technologies and services similar to the ones developed or offered by us. We anticipate continued competition from other manufacturers of chiral catalysts in the future.

Some of our competitors, such as Codexis, a wholly owned subsidiary of Maxygen, or Diversa Corporation, attempt to genetically modify biological enzymes for the purpose of serving as biological catalysts for asymmetric chiral manufacturing. While this approach works in certain circumstances, it is extremely time-consuming to develop for each individual manufacturing process. We believe our technology has the competitive advantage of being more broadly applicable to a number of common asymmetric transformations.

Intellectual Property

License with the Penn State Research Foundation. We have an exclusive, worldwide license from the PSRF to certain chiral technologies developed by Dr. Zhang. The license agreement has been amended on five occasions, four of which provide us with additional rights, including the rights to new patent applications. The PSRF license agreement grants us rights to any conversions, re-issues, extensions, divisional applications, continuations, continuations in part, and any patents issuing thereon, and any improvements to the licensed patents. Under the license agreement, the PSRF received an equity stake in our Company as partial consideration for the license. The license agreement also obligates us to reimburse the PSRF for its patent expenses relating to the licensed technology.

The PSRF license agreement requires us to use our reasonable best efforts to achieve annual gross revenue of $250,000 in calendar year 2004, $350,000 in calendar year 2005, and $500,000 in calendar year 2006. Should we fail to obtain these milestones, the PSRF has the right, but not the obligation, to terminate the license agreement on the grounds that we failed to use our best efforts to achieve those milestones.

Additionally, in accordance with the license agreement, the PSRF’S obligation to license to us, at no additional cost, any new technology subsequently discovered by Dr. Zhang and the other researchers at Penn State expired on November 8, 2002. Accordingly, if Dr. Zhang develops a new invention that does not constitute an “improvement” on the existing patent rights, then we will have to license the right to such invention from the PSRF.

Patents. Chiral Quest has an exclusive license to 13 United States patent applications filed by the Penn State Research Foundation covering many classes of ligands. The U.S. Patent and Trademark Office ("PTO") has issued seven (7) letters of patents in connection with these applications (i.e., U.S. Pat. Nos. 6,380,392, 6,525,210, 6,521,769, 6,337,406, 6,576,772, 6,534,657 and 6,653,485). In addition, the PTO has issued notices of allowance on one (1) other application for which we anticipate a patent being issued in 2004. The remaining five (5) patent applications are still pending. Chiral Quest also has rights to international patent applications based on many of the US application filings. National Phase Applications have been filed for six (6) international applications (PCT) corresponding to the originally filed U.S. applications.

RISK FACTORS

Risks Related to Our Company

Our future success is highly dependent on the continued availability of Dr. Xumu Zhang and other key employees and consultants.

In connection with the continued development of our products and services, we are substantially dependent upon on the continued service of our existing research personnel, including in particular, Xumu Zhang, Ph.D. Dr. Zhang, an associate professor at Penn State, who serves as our Chief Technology Officer and provides essential services to us pursuant to a consulting agreement. Although we maintain a $2 million key-man insurance policy with respect to Dr. Zhang and he has entered into a non-compete agreement with us, the loss of his services would have a material adverse effect on our business. In addition to Dr. Zhang, we employ other research scientists who are also critical to our success. Although these research scientists have entered into confidentiality agreements, most have not entered into noncompete agreements with us. The loss of one or more of our research personnel could prevent or delay the ongoing development of our products and services, which would materially and adversely affect our business.

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

In addition, because our common stock trades on the OTC Bulletin Board and at a price lower than $5.00, it is considered a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions. Accordingly, you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

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

For the year ending December 31, 2003, we had a net loss of $2,018,400 and since our inception in October 2000 through December 31, 2003, we have incurred an aggregate net loss of $3,411,205. As of December 31, 2003, we had total assets of $1,585,857, of which $659,117 was cash or cash equivalents. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably.

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

Following the competition of our February 2004 private placement, we anticipate that our current capital will be adequate to fund our operations through at least December 31, 2004. However, changes may occur that would consume available capital resources before that time. Our combined capital requirements will depend on numerous factors, including: competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, and the development and regulatory approval progress of our customers' product candidates into which our technology will be incorporated.

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

Our license agreement with Penn State Research Foundation may be terminated if we do not achieve certain milestones.

Our business is based on technically complex products and services. We do not directly own our proprietary technology, but rather we have the exclusive, worldwide right to use it pursuant to a license agreement with the Penn State Research Foundation. Currently, our commercial success depends entirely on this licensed technology. Pursuant to the license agreement, we are required to use our best efforts to achieve “gross revenue” (as defined in the license agreement) of at least $250,000 in 2004, at least $350,000 in 2005 and at least $500,000 in 2006. In the event we fail to achieve these milestones, or otherwise materially breach the license agreement, the Penn State Research Foundation may have the right, but not the obligation, to terminate the license. Unless we subsequently develop our own technology independent of the Penn State Research Foundation, termination of this license would preclude us from implementing our business plan.

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

We are dependent on a few customers.

We are currently dependent on two customers who accounted for 54 percent and 17 percent, respectively, of our fiscal 2003 revenue. The loss of either customer would have a material adverse effect on our business.

Our future success is dependent on the management of our potential growth.

Our future success depends upon our ability to grow our business. Such growth, if it occurs, will require us to establish management and operating systems, hire additional  technical support and sales personnel, and establish and maintain our own independent office, research and production facilities. Failure to manage that growth efficiently could have a material adverse effect on our business.

We currently have no capabilities and no experience in manufacturing our products on a commercial scale.

We do not currently have the experience or ability to directly manufacture or market most chemical or pharmaceutical products in commercial quantities that may be developed under our collaborative arrangements. Even though, with the opening of our Monmouth Junction, New Jersey facility, we have the capacity to develop certain of our products on a commercial scale, we most likely will not be able to produce all of our ligands on a commercial scale at the Monmouth Junction facility. In addition, we have not yet developed a cost effective and efficient commercial manufacturing process for some of our ligands, and may never be able to do so. To the extent we are unable to produce, directly or indirectly, our ligands in quantities required for commercial use, we will not realize any benefits from our technology. Further, in the event we decide to establish a manufacturing facility in the future, we may require substantial additional funds, and will be required to hire and train a significant number of additional personnel, and, in certain circumstances, may need to comply with the extensive FDA “good manufacturing practice” regulations applicable to such a facility.

A small group of persons is able to exert significant control over us.

Our current officers and directors beneficially own or control approximately 27% of our common stock. Individually and in the aggregate, these persons will have significant influence over the management of our business, the election of directors and all matters requiring shareholder approval. In particular, this concentration of ownership may have the effect of facilitating, delaying, deferring or preventing a potential acquisition of our company and may adversely affect the market price of our common stock. Additionally, three members of our Board of Directors are employees of Paramount BioCapital, Inc., or one of its affiliates. Dr. Lindsay A. Rosenwald is the chairman and sole owner of Paramount BioCapital, Inc. and such affiliates. Dr. Rosenwald beneficially owns 3.6% of our outstanding common stock, and several trusts for the benefit of Dr. Rosenwald and his family beneficially own 10.7% of our outstanding common stock. Although Dr. Rosenwald does not have the legal authority to exercise voting power or investment discretion over the shares held by those trusts, he nevertheless may have the ability to exert significant influence over the Company.

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

Often times, our ligands will be used by our customers to produce drugs for human use. If any of the drugs cause injuries or illness to people, we may be required to incur substantial costs in defending against claims and may be required to pay damages arising therefrom. Although we have liability insurance and will use commercially reasonable efforts to obtain indemnification covenants from our customers for their use of our products, such protections may not be sufficient to protect us from the cost of such claims. Damages awarded in a product liability action could be substantial and could have a material adverse effect on our financial condition.

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

In addition to the technologies that we develop, we will rely heavily on technologies that we license from other companies or institutions. We may not be able to license technologies that we need in the future or we may be unable to license such technologies on a commercially reasonable basis. Although our license agreement with the Penn State Research Foundation provides that we are entitled to use any “improvements” subsequently made to the technologies we currently license, the Penn State Research Foundation has no obligation to license any “new” technologies discovered by Dr. Zhang and researchers at Penn State. If we are unable to license the technologies we need in the future, or to license or otherwise acquire such technologies on commercially reasonable terms, we may experience increased costs (and, therefore, reduced profits) or be unable to engage in certain activities that require those technologies. Accordingly, failure to license the technologies we need in the future or otherwise acquire such technologies on commercially reasonable terms could have a material adverse effect on our business operations.

Our success will depend on our ability to protect our proprietary technology.

Our rights to a substantial portion of our technology are as the exclusive licensee to several United States patents and a number of United States and foreign pending patent applications held by the Penn State Research Foundation, including the ligands that comprise our Chiral ToolKit. These patents and patent applications are based primarily upon the work of Dr. Zhang, our CTO, who is also an associate professor at the Pennsylvania State University. Our success will depend largely on our ability, and the ability of our licensors and licensees, to obtain patents for their technologies and products, if any, resulting from the application of such technologies, defend patents once obtained, and maintain trade secrets.

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

We believe that our success will depend, in part, upon our ability to obtain international protection for our intellectual property. We have existing foreign customers and believe we will have access to large markets oversees. The laws of some foreign countries may, however, not be as comprehensive as those of the United States and may not be sufficient to protect our proprietary rights abroad. In addition, in certain cases, we may decide not to pursue patent protection outside the United States, because of cost and confidentiality concerns. Accordingly, our international competitors could obtain foreign patent protection for, and market overseas, technology for which we are seeking United States patent protection, though such competitors’ patent protection generally requires such competitors to make their patent filings prior to information on our relevant inventions becoming sufficiently available under local law as to block the availability of such competitors’ patent protection.

Our technology may infringe on the proprietary rights of others.

We anticipate that other patents that we license or may license in the future will be increasingly subject to infringement claims due to the rapid development of chiral chemistry and competitors in our industry. In fact, one potential competitor, Solvias, AG, based in Basel, Switzerland, notified us in July 23, 2002, of its claim that one of the patented ligands we license from the Penn State Research Foundation infringes on a patent that Solvias licenses from BASF Group, AG. Some of our other competitors or our potential competitors may have filed or intend to file patent applications that may make claims that conflict with the claims of the patents that we license. We cannot be certain that these competitors or other third parties will not assert infringement claims against us with respect to our products and technology. Any infringement claim, including Solvias’ claim, regardless of its merit, could be time-consuming and expensive to defend. Such claims may also require us to enter into royalty or licensing agreements in order to continue using the disputed technology. In the event we could not afford to defend our company against an infringement claim or are not able to enter into a license or royalty agreement on commercially favorable terms, or at all, we may be required to abandon the technology that is subject to such claims.

ITEM 2.   LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 3.   DESCRIPTION OF PROPERTY

We lease office and laboratory space in Monmouth Junction, New Jersey; State College, Pennsylvania; New York, New York; and in the People’s Republic of China, as summarized below:

Monmouth Junction, New Jersey. We entered into a lease agreement effective June 1, 2003 for our principal executive offices located in Monmouth Junction, New Jersey. This facility consists of 5,000 square feet of mostly laboratory space with some additional office space at which our controller and vice president of business development maintain offices. Eventually, we expect that this facility will office our entire senior executive team. We occupy this facility pursuant to a May 2003 lease agreement, to which we pay approximately $10,000 per month for rent, and approximately $3,000 for utilities and maintenance fees. Our total lease commitment of $468,000 for rent, utilities and maintenance fees, expires in May 2006. We use this facility to produce both research and commercial quantities of our ligands and finished products. In February 2004, we amended our lease agreement for our Monmouth Junction facility to add another 1,200 square feet of laboratory space in order to increase our capacity to produce research and commercial quantities of our ligands. We expect this additional space to be available by April 2004. The additional lease space will increase our monthly rent by approximately $2,000.

State College, Pennsylvania. We maintain an additional 889 square feet of office and laboratory space at 1981 Pine Hall Drive in State College, Pennsylvania. We lease this facility pursuant to a lease agreement with the Penn State Research Foundation pursuant to which we are required to pay monthly rent payments of approximately $1,300. Currently, this facility is home to our director of operations, Dr. Zhang and two chemists whose efforts are primarily devoted to providing our screening services. Our lease for this facility expires in January 2005.

New York, New York. Our president and chief executive officer also maintains an executive office at 787 Seventh Avenue in New York City within the office of Paramount BioCapital Investments, LLC. We occupy this space on a month-to-month basis at a cost of $4,000 per month, which also includes general and administrative services provided by Paramount BioCapital Investments, LLC.

The People’s Republic of China. Pursuant to an agreement with the Science and Technology Bureau of Jiashan County (“Jiashan”) in Zhejiang Province of the People’s Republic of China, we have agreed to lease a total of 4,000 square meters of laboratory space in an industrial park near Shanghai, 15-20 percent of which we will begin occupying in 2004. Jiashan is currently building this facility to specifications and we expect to occupy the facility in the third quarter of 2004. Pursuant to our agreement with Jiashan, although we are not required to pay rent during the initial 3-years of the lease, we will pay a maintenance fee of up to $4,500 per month. Following the initial 3-year term, we may, at our sole discretion, either continue leasing the space for annual rent of no more than $60,000 (at approximate conversion rate as of December 31, 2003) or to purchase the facility on commercially reasonable terms. We were also granted the option to purchase in the next three years approximately 33 acres of land adjacent to the industrial park. For purposes of entering into the lease, we established a wholly owned subsidiary organized under the laws of Hong Kong, known as Chiral Quest Ltd., which in turn will be the sole shareholder of a subsidiary in the People’s Republic of China, Chiral Quest (Jiashan) Ltd.

We believe our existing facilities, as described above, are adequate to meet our short term needs.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of fiscal year 2003, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Since February 18, 2003, our common stock has traded on the on the OTC Bulletin Board under the symbol “CQST.OB.” From October 4, 2002, our common stock traded under the symbol “SURG.OB” and prior to that under the symbol “SUGR.OB.” The following table lists the high and low bid price for our common stock as quoted, in U.S. dollars, by the Nasdaq OTC Bulletin Board, as applicable, during each quarter within the last fiscal year. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. These quotations have been adjusted to reflect a 1-for-40 reverse split of our common stock affected October 4, 2002. Trading on our common stock has been sporadic, exemplified by the low trading volume and many days upon which no trades occurred.

	2003		2002

Quarter Ended	High	Low	High	Low

March 31	$1.65	$1.62	$12.00	$1.60
June 30	2.50	1.55	8.80	2.80
September 30	2.23	2.00	4.80	2.00
December 31	1.83	1.50	4.00	0.65

Record Holders

The number of holders of record of our common stock as of March 22, 2004 was 1,717.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Re-Purchases

We did not make any re-purchases of shares of our common stock during the fourth quarter of fiscal 2003 and we do not currently have any publicly-announced repurchase plans in effect.

Sales of Unregistered Securities

During the fourth quarter of fiscal 2003, we did not sell any securities in transactions that were not registered under the Securities Act of 1933.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS OR PLAN OF OPERATIONS.

Overview

Since our inception in October 2000, we have focused our efforts and resources on the development of asymmetric catalysis technology, our primary intellectual property to which we hold an exclusive worldwide license from the Pennsylvania State Research Foundation (“PSRF”), the technology development arm of the Pennsylvania State University (“Penn State”). Our license from PSRF covers certain inventions discovered by our Chief Technology Officer (“CTO”) prior to November 8, 2002.

Since inception we have incurred a cumulative deficit of $3,411,205 through December 31, 2003. We expect our operating losses to increase significantly over the next several years, primarily due to expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities.

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

Since our inception, we have generated sales revenue but not yet generated any net profits. Our management believes that our research and development (“R&D”) and manufacturing capacity will need to grow in order for us to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. We believe that our manufacturing capacity will be enhanced with our new office and laboratory space located in Monmouth Junction, New Jersey that was leased in June 2003.

On February 18, 2003, we acquired Surg II, Inc., a Minnesota corporation (“Surg”), in a reverse merger transaction (the “Merger”). Pursuant to the terms of the Merger, Chiral Quest, LLC merged with and into a wholly-owned subsidiary of Surg. In exchange for all of the outstanding membership interests of Chiral Quest, LLC, Surg issued to the former members of Chiral Quest, LLC a number of shares of Surg’s common stock that resulted in the members of Chiral Quest, LLC owning two-thirds of Surg’s outstanding shares following the Merger. In connection with the Merger, Surg changed its name to Chiral Quest, Inc., a Minnesota corporation, and adopted the business plan of Chiral Quest, LLC. Accordingly, when we refer to our business or financial information relating to periods prior to the Merger, we are referring to the business and financial information of Chiral Quest, LLC, unless the context indicates otherwise.

Results of Operations – Years Ended December 31, 2003 vs. 2002

Our revenues for the year ended December 31, 2003 were $669,036 as compared to $191,613 for the year ended December 31, 2002. For the year ended December 31, 2003, approximately 20% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 80% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties. For the year ended December 31, 2002, approximately 86% of total revenue was derived from the amortization of option fee income and 14% of total revenue was comprised of sales or our ligands. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Cost of goods sold for the year ended December 31, 2003 was $196,045 as compared to $6,763 during the year ended December 31, 2002. The increase of cost of goods sold is attributed to the allocation of direct labor and overhead expenses to finished goods. These expenses were allocated from compensation and rent expenses as part of overall general operating expenses.

Management and consulting expenses for the year ended December 31, 2003 were $361,622 as compared to $231,424 during the year ended December 31, 2002. The overall change for the year ended December 2003 vs. 2002 was primarily caused by an increase in consulting expense. Consulting expense increased due to the new consultant agreement entered with our CTO at a rate of $10,000 per month effective May 15, 2003. In addition, consulting expense increased from the amortization of stock options issued to consultants, scientific advisory board members, during the second, third and fourth quarters of 2003.

Our R&D expenses for the year ended December 31, 2003 were $440,646 as compared to $63,728 during the year ended December 31, 2002. This increase was primarily caused by increased utilization of the Penn State research resources in connection with the development of new ligands. The agreement with Penn State provides for the Company to fund services of four post-doctorate fellows who, under the supervision of the CTO, conducted research and provided research quantities of chiral ligands to the Company. This agreement has been extended to April 14, 2004. The approximate obligation payable by the Company through the end of the agreement dated April 14, 2004 is approximately $96,000. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. In addition, during the second quarter of 2003, we opened an additional laboratory facility that enabled us to produce both research and commercial quantities of our ligands. In connection with the new facility, numerous lab supplies and chemicals were purchased. Accordingly, we incurred significant R&D expenses in the fourth quarter due to the opening of the New Jersey facility, along with the increased costs of using the facility and chemists at Penn State.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2003 were $1,012,182 as compared to $193,449 during the year ended December 31, 2002. This increase in SG&A expenses was due in part to higher legal and accounting fees associated with our reporting obligations as a public company, increased rent expense for the New Jersey facility, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

Compensation expense was $601,780 for the year ended December 31, 2003 as compared to $197,596 for the year ended December 31, 2002. This increase was caused primarily by the new CEO (hired in November 2002) receiving an annual base salary of $205,000 effective at the date of the Merger with Surg II, Inc., as provided for in his employment agreement. In addition, compensation expense increased due to the hiring of a vice president of business development, a controller, and several chemists to work at the new laboratory facility in New Jersey. Compensation expense as it relates to direct labor for ongoing and completed projects, has been capitalized as part of inventory work in process and finished goods as these cost components relate directly to cost of goods sold.

Depreciation and amortization expenses for the year ended December 31, 2003 were $86,325 as compared to $36,631 during the year ended December 31, 2002. This increase was primarily related to fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the newly leased facility in New Jersey.

Interest expense for the year ended December 31, 2003 was $2,809 as compared to $0 during the year ended December 31, 2002. The interest expense for the year ended December 31, 2003 is attributed to the promissory notes issued between July 2002 through February 2003 owed to a related party, which were fully paid and discharged in February 2003.

Interest income for the year ended December 31, 2003 was $13,973 as compared to $0 during the year ended December 31, 2002. The increase in interest income was caused by significantly higher cash reserves obtained after the Merger on February 18, 2003.

Our net loss for the year ended December 31, 2003 was $2,018,400 as compared to $537,978 for the year ended December 31, 2002. The increased net loss for the year ended December 31, 2003 as compared to December 31, 2002 was primarily due to higher R&D expenses incurred with Penn State, increased legal and accounting expenses in reporting as a public company, along with other SG&A expenses such as higher payroll expenses associated with having more employees. We expect losses to continue and increase in the next year as we attempt to expand our laboratory space, purchase more chemicals and raw material compounds, and hire additional employees.

Results of Operations – Years Ended December 31, 2002 vs. 2001

Our revenues for the year ended December 31, 2002 were $191,613 as compared to $167,683 for the year ended December 31, 2001. The revenues are comprised primarily of the licensing of PSRF’s technology. We assume the financial risks related to these revenues by financing the research and development of PSRF’s technology as well as the defense of PSRF’s patents. The increase of approximately 14% from December 31, 2001 can be attributed to our January 2002 agreement with a pharmaceutical product development customer, granting the customer a worldwide, non-exclusive, royalty free license to certain of our intellectual property rights for research purposes only in connection with certain of the customer’s compounds. The customer paid us a nonrefundable license fee of $400,000 in 2002. The fee is being amortized to revenue through September 2005. For the year ended December 31, 2002 approximately 86% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 14% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties. For the year ended December 31, 2001, approximately 25% of total revenue was derived from the amortization of option fee income and 75% of total revenue was comprised of sales or our ligands. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Cost of goods sold for the year ended December 31, 2002 was $6,763 as compared to $0 during the year ended December 31, 2001. The increase of cost of goods sold is attributed to allocating material costs to specific projects as part of finished goods during the year ended December 31, 2002, as compared to expensing materials, laboratory chemicals and supplies as part of operating expenses during the year ended December 31, 2001.

Management and consulting expense fees for the year ended December 31, 2002 were $231,424 as compared to $261,600 during the year ended December 31, 2001. The overall change for the years ended December 2002 vs. 2001 was primarily caused by a decrease in utilizing outside consulting services related to the business operations.

Our R&D expenses for the year ended December 31, 2002 were $63,728 as compared to $224,592 during the year ended December 31, 2001. This change was primarily caused by increased laboratory supplies and chemicals purchased during the year ended 2001 in connection with the development of new ligands.

SG&A expenses for the year ended December 31, 2002 were $193,449 as compared to $137,371 during the year ended December 31, 2001. SG&A expenses increased due to having more employees contributing to costs such as insurance, employer payroll taxes, office expenditures and travel.

Compensation expense was $197,596 for the year ended December 31, 2002 as compared to $111,706 for the year ended December 31, 2001. This increase was caused primarily in the hiring of additional chemists to work at our State College, Pennsylvania (at Penn State University) laboratory facility.

Bad debt expense was $0 for the year ended December 31, 2002 as compared to $50,000 for the year ended December 31, 2001. During the year ended December 31, 2001, we established a reserve for an international client who provided no assurance of collectibility.

Depreciation and amortization expenses for the year ended December 31, 2002 were $36,631 as compared to $24,611 during the year ended December 31, 2001. This increase was primarily related to fixed asset purchases for office equipment, computer equipment, and laboratory equipment, for our State College, office.

Interest income for the year ended December 31, 2002 was $0 as compared to $1,804 during the year ended December 31, 2001. The decrease in interest income in 2002 was caused by lower cash reserves during the year ended December 31, 2002.

Our net loss for the year ended December 31, 2002 was $537,978 as compared to $640,393 for the year ended December 31, 2001. The higher loss for the year ended December 31, 2001 as compared to December 31, 2002 was primarily due to higher R&D expenses incurred with the purchases of laboratory supplies and chemicals, management and consulting fees, along with establishing the reserve for bad debt during the year ended December 31, 2001.

Liquidity and Capital Resources

As of December 31, 2003, we had working capital of $116,359 and cash and cash equivalents of $659,117. If we are unable to significantly increase our revenues, we will most likely require additional financing by the end of the first quarter of 2005 in order to continue operations. The most likely source of financing includes private placements of our equity or debt securities or bridge loans to the Company from third party lenders.

The Company’s net cash used in operating activities for the year ended 2003 was $1,636,934. The Company’s net loss of $2,018,400 was offset by an increase of accounts payable and accrued expenses of $161,582 and $112,481 respectively, along with depreciation and amortization of approximately $324,000.

The Company’s net cash used in investing activities for the year ended 2003 was $368,087. Investing activities expenditures consisted of purchases of property and equipment of $237,222 and payments for intellectual property rights of $130,865.

The Company’s net cash provided by financing activities for the year ended 2003 was $2,630,618. Financing activities included the repayment of a note payable to Paramount of $376,625 along with cash received in the merger dated February 18, 2003 in the amount of $3,017,243.

In February 2004, we completed the sale of our securities in a private placement to accredited investors for gross process of approximately $7.2 million. Management believes that the capital resulting from this financing will provide sufficient resources to fund our continued operational expansion and corporate development for more than the next twelve months. Our long term liquidity is contingent upon achieving sales and/or obtaining additional financing.

Our working capital requirements will depend upon numerous factors, including without limitation the progress of our R&D programs, the resources we devote to developing manufacturing and marketing capabilities, technological advances, the status of competitors, and our ability to establish sales arrangements with new customers. Working capital will also be affected by the expansion of office and laboratory space lease agreements that were entered into during the second quarter of 2003 and first quarter of 2004, along with the hiring of additional employees.

We have formed two China subsidiaries through which we intend to open a laboratory facility in the People’s Republic of China. We expect to provide at least $65,000 of capital to the China subsidiary during the second quarter of 2004. Our management believes that by opening a facility in China to produce non-proprietary chemical building blocks and related compounds, we will be able to significantly decrease our manufacturing costs and expenses, which will enable us to cost-effectively produce our ligands and end products and make our products substantially more competitive and even more attractive to current and potential customers. We expect operations to commence on a limited basis by June 2004.

Critical Accounting Policies

Impairment of Intellectual Property Rights

The Company evaluates the recoverability of its long-lived assets, where indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. For the years ended December 31, 2003 and 2002, the Company determined that impairment to its long-lived assets did not occur. Accordingly, no impairment loss was recorded for the years ended December 31, 2003 and 2002.

Revenue Recognition

Revenues are comprised principally of four main components: (1) the licensing of PSRF’s technology, (2) the sale of proprietary ligands, (3) feasibility screening, and (4) custom contract development. Revenues as they relate to the licensing of the Company's rights to PSRF's intellectual property are recognized upon over the applicable license periods. The Company assumes the financial risks related to these revenues by financing the research and development of PSRF's technology as well as the defense of PSRF's patents. Deferred revenue in the accompanying consolidated balance sheets represents amounts prepaid by customers to the Company for services to be performed and products to be delivered at a subsequent date. These deferred amounts will be recognized as revenue when earned. Revenues as they relate to the sale of manufactured proprietary ligands are recognized upon the shipping of the ligands to the customer. Revenues as they relate to feasibility screening are recognized upon the completion of project reports and investigational studies. Revenues as they relate to custom contract development are recognized upon the shipment of finished products.

Accounting for Stock-Based Compensation

The Company accounts for its employee and director stock option plans in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees,” and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over vesting period.

Recently Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 123 is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

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

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS No. 150 are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of SFAS No. 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.

We believe that the adoption of these pronouncements will not have a material impact on our consolidated financial position or results of operations.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS

For a list of the consolidated financial statements filed as part of this report, see the Index to Consolidated Financial Statements beginning at Page F-1 of this annual report.

ITEM 8.   CHANGES IN ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change from Weinberg & Company, P.A. to J.H. Cohn LLP

On December 9, 2003, we dismissed Weinberg & Company, P.A. as our independent public accountants. Our Audit Committee participated in and approved the decision to change independent public accountants. The report of Weinberg & Company, P.A on our financial statements for the most recent fiscal year contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle. In connection with its audit for the most recent fiscal year and through December 9, 2003, there had been no disagreements with Weinberg & Company, P.A on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Weinberg & Company, P.A would have caused them to make reference thereto in its report on the financial statements for such years. During the most recent fiscal year and through December 9, 2003, none of the events specified in Item 304(a)(iv)(B) of Regulation S-B have occurred. Weinberg & Company, P.A furnished us with a letter addressed to the SEC stating that it agrees with the above statements. A copy of such letter, dated December 30, 2003, was attached as Exhibit 16.1 to our Form 8-K/A filed with the Commission on January 5, 2004.

On December 12, 2003, we retained J.H. Cohn LLP to be our principal independent public accountants. During the two most recent fiscal years and through December 12, 2003, we had not consulted with J.H. Cohn LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that J.H. Cohn LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement and required to be reported under Item 304(a)(1)(iv) of Regulation S-B and the related instructions thereto.

Change from Virchow Krause & Co. LLP to Weinberg & Company, P.A.

Prior to the February 2003 merger transaction between Surg II, Inc. and Chiral Quest, LLC, the Registrant had engaged Virchow Krause & Company as its independent public accountants. On April 21, 2003, following completion of the merger transaction, we dismissed Virchow, Krause & Company, LLP. The Registrant’s Board of Directors participated in and approved the decision to change public accountants. The report of Virchow, Krause & Company, LLP on the Registrant’s (then known as Surg II, Inc.) financial statements for the most recent fiscal year contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle. In connection with its audit for the fiscal year ended December 31, 2002 and through April 21, 2003, there had been no disagreements with Virchow, Krause & Company, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Virchow, Krause & Company, LLP would have caused them to make reference thereto in its report on the financial statements for such year. During the fiscal year ended December 31, 2002 and through April 21, 2003, none of the events specified in Item 304(a)(iv)(B) of Regulation S-B occurred. Virchow, Krause & Company, LLP furnished us with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of such letter, dated April 21, 2003, was attached as Exhibit 16.1 to our Form 8-K filed with the SEC on April 25, 2003.

On April 21, 2003, we retained Weinberg & Company, P.A. to be our principal independent public accountants. Previous to the February 2003 merger transaction between Surg II, Inc. and Chiral Quest, LLC, Weinberg & Company, P.A. had been engaged as the independent public accounts of Chiral Quest, LLC. During the two fiscal years ended December 31, 2002 and through April 21, 2003, the Registrant has not consulted with Weinberg & Company, P.A. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements, and either a written report was provided to the Registrant or oral advice was provided that Weinberg & Company, P.A. concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement and required to be reported under Item 304(a)(1)(iv) of Regulation S-B and the related instructions thereto.

ITEM 8A.   CONTROLS AND PROCEDURES

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes since December 31, 2003, in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning Directors and Executive Officers

Our executive officers and directors are described below:

Name	Age	Positions
Alan D. Roth, Ph.D.	42	President, Chief Executive Officer, Chief Financial Officer and Director
Xumu Zhang, Ph.D.	46	Chief Technology Officer and Director
Ronald Brandt	56	Vice President of Business Development
Brian Lenz	31	Controller and Secretary
Stephen C. Rocamboli	32	Interim Chairman
Michael Weiser, M.D., Ph.D.	40	Director
David M. Tanen	32	Director
Vincent Aita, Ph.D.	30	Director
Kenneth W. Brimmer	48	Director
Stephen A. Roth, Ph.D.	61	Director

Alan D. Roth, Ph.D.

Dr. Roth, a co-founder of Chiral Quest, Inc., has served as President and Chief Executive Officer of our company and a member of our board of directors since November 2002, and Chief Financial Officer since February 2003. From May 2000 to February 2002, Dr. Roth was Director of the Fundamental Analysis Group at Commerzbank Asset Management in London, and prior to that, from June 1997, served as a Senior Analyst in healthcare at Frankfurt. From August 1995 until May 1997, Dr. Roth worked as an independent consultant in the international financial and chemical industries. From 1992 until 1995, he worked as an associate at McKinsey & Company, Inc. Dr. Roth worked as a Chemist in the New Lead Discovery department of Merck & Co., Inc., in 1982-1983. He is also a director in Health Sciences Investment Partners Ltd. Dr. Roth holds a B. A. from Cornell University and a Ph.D. in chemistry from Columbia University. He was a Postdoctoral Fellow at the University of Oxford, United Kingdom in 1988-1991.

Xumu Zhang, Ph.D.

Dr. Zhang, co-founder of Chiral Quest, Inc., has been a member of our board of directors and has served as our Chief Technology Officer and as a consultant since our inception in 2000. Since 1994, Dr. Zhang has been primarily employed by Pennsylvania State University in State College, Pennsylvania, most recently as a Professor of Organic Chemistry, and prior to that was an Assistant and Associate Professor of Chemistry. Dr. Zhang holds a Ph.D. in Organic and Inorganic Chemistry from Stanford University, where he also conducted his postdoctoral work.

Ronald Brandt

Mr. Brandt has been our Vice President of Business Development since October 2003. He was most recently Executive Vice President of Marketing & Sales at Ricerca Biosciences from October 2002 to August 2003. Previous to Ricerca Biosciences, Mr. Brandt held senior Sales and Business Development positions at ISP (International Specialty Products) from October 1997 to July 2002. From November 1972 to January 1997, Mr. Brandt was employed by Lonza Group in the U.S. and Europe, eventually serving as Senior Vice President from June 1988 to January 1997. He holds a Bachelors of Engineering, specializing in Chemical Engineering, from the Cooper Union, NY and an M.B.A. from Rutgers University in New Jersey.

Brian Lenz, CPA

Mr. Lenz has been our Controller since October 2003, and our Secretary since January 2004. Prior to that he was Controller of Smiths Detection from July 2000 to September 2003. Previous to Smiths Detection, Mr. Lenz worked as a Senior Auditor for KPMG LLP from October 1998 to June 2000. Mr. Lenz is a licensed Certified Public Accountant, holds a Bachelors of Science in Business Administration from Rider University in New Jersey, and an M.B.A. from Saint Joseph’s University in Pennsylvania.

Stephen A. Roth, Ph.D.

Dr. Roth has served as a member of the board of directors since February 2003. Since January 2003, he has served as President, CEO, and director of Immune Control, Inc., a privately-held biopharmaceutical company focused on developing cancer treating drugs. Prior to joining Immune Control, Dr. Roth co-founded Neose Technologies in 1990, becoming its Chief Executive Officer and Chairman in 1994. Prior to starting Neose, Dr. Roth was assistant and associate professor of biology at The Johns Hopkins University from 1970-1980. He moved to the University of Pennsylvania as professor of biology in 1980, and was appointed Department Chairman in 1982, serving in that role until 1987. At Penn, Dr. Roth helped form its Plant Science Institute. His scholarly interests centered on the roles of complex carbohydrates in embryonic morphogenesis and in malignancy, topics on which he authored or co-authored nearly 100 articles and one book. He has received several research awards and prizes, and is an inventor on 18 patents and six patent applications. Dr. Roth received an A.B. degree from Johns Hopkins in 1964, a Ph.D. from Case Western Reserve University in 1968, and did postdoctoral work in carbohydrate chemistry at Hopkins from 1968-1970.

Stephen C. Rocamboli

Mr. Rocamboli has served as our Interim Chairman since February 2003 and our Secretary since December 2003. Since September 1999, Mr. Rocamboli has been deputy general counsel of Paramount BioCapital, Inc. and Paramount BioCapital Investments, LLC. From November 2002 to December 2003, Mr. Rocamboli served as a director of Ottawa, Ontario based Adherex Technologies, Inc. Mr. Rocamboli also serves as a member of the board of directors of several privately held development stage biotechnology companies. Prior to joining Paramount, Mr. Rocamboli practiced law in the health care field. He received his J.D. from Fordham University School of Law.

Vincent M. Aita, Ph.D.

Dr. Aita has served as a member of the board of directors since February 2003. Since February 2004, Dr. Aita has been an analyst for Kilkenny Capital Management, LLC. Prior to that, he was a research analyst for Paramount BioCapital Asset Management, Inc. from November 2000 to January 2004. Prior to that, Dr. Aita completed a post-doctoral fellowship in the Department of Genetics and Development at Columbia University, and concurrently served as a scientific consultant for Research Assessment Associates, Inc. From August 1995 to December 1999, Dr. Aita attended Columbia University where he received a Ph.D. in Genetics from the Columbia Genome Center.

Michael Weiser, M.D., Ph.D.

Dr. Weiser has served as a member of the board of directors since February 2003. Dr. Weiser concurrently serves as the Director of Research of Paramount BioCapital Asset Management. Dr. Weiser also is a member of the board of directors of Manhattan Pharmaceuticals, Inc. Dr. Weiser is also a member of Orion Biomedical GP, LLC, and serves on the board of directors of several privately held companies. Dr. Weiser holds an M.D. from New York University School of Medicine and a Ph.D. in Molecular Neurobiology from Cornell University Medical College. Dr. Weiser completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience at New York University School of Medicine and performed his post-graduate medical training in the Department of Obstetrics and Gynecology and Primary Care at New York University Medical Center.

David M. Tanen

Mr. Tanen has served as a member of the board of directors since February 2003. He has been employed primarily as an associate director of Paramount BioCapital, Inc. and Paramount BioCapital Investments, LLC since 1996, where he has assisted in the founding of a number of biotechnology start-up companies. Since January 2002, Mr. Tanen has served as a director of Manhattan Pharmaceuticals, Inc. (OTCBB: MHTT), which develops pharmaceutical technologies, and he also serves as a director of several privately held development stage biotechnology companies. Mr. Tanen received his J.D. from Fordham University School of Law.

Kenneth W. Brimmer

Mr. Brimmer has served as a member of the board of directors since February 2003. From May 2002 to February 2003 he served as Chairman and Chief Executive Officer of Surg II, Inc., with which we completed a reverse merger transaction in February 2003. Mr. Brimmer has been chief manager of Brimmer Company, a private investment company that he founded, since December 2001. Since September 2003, he has been Chief Executive Officer of Sterion, Incorporated, a Minneapolis-based medical products company, and has served as that company's Chairman since March 2000. From April 2000 to December 2001, Mr. Brimmer was Chief Executive Officer and Chief Financial Officer of Minnetonka, Minnesota-based Active IQ Technologies, Inc. (nka Wits Basin Precious Minerals Inc.) and served as its Chairman from April 2000 to June 2003. From May 1995 until April 2000, Mr. Brimmer was Treasurer of Rainforest Café, Inc., and served as that company’s President from April 1997 to April 2000. From 1990 until 1997, Mr. Brimmer was also engaged in an executive position with Minneapolis-based Grand Casino, Inc. Mr. Brimmer is currently the Chairman of Sterion Incorporated and Entrx Corporation, and is a director of Hypertension Diagnostics, Inc., all publicly-held companies. Mr. Brimmer began his career as a certified public accountant.

Scientific Advisory Board

K. Barry Sharpless, Ph.D.

Dr. Sharpless has served as the chairman of our Scientific Advisory Board since February 2003. Dr. Sharpless is the W.M. Keck Professor of Chemistry at The Scripps Research Institute and a member of the Skaggs Institute for Chemical Biology. Dr. Sharpless is the world authority in chiral chemistry and is best known for discovering three “name” reactions - the general methods for catalytic asymmetric epoxidation, dihydroxlylation, and aminohydroxylation. His 2001 Nobel Prize in Chemistry citation says, “many scientists have identified Sharpless’ epoxidation (discovered in 1980 with Tsutomu Katsuki) as the most important discovery in the field of synthesis during the past few decades.” In 2000, Chemical and Engineering News selected him as one of the top 75 most influential chemists of the 20th century. In 2001, Sharpless received not only the Nobel Prize in Chemistry, but also Israel’s Wolf Prize, the Benjamin Franklin Medal and the John Scott Medal Award. After receiving his Stanford Ph.D. from Professor E. E. vanTamelen, he did postdoctoral work with Professor James Collman at Stanford University and Nobel Laureate Konrad Bloch at Harvard University. Sharpless began his academic career as an assistant professor at the Massachusetts Institute of Technology. Except for several years in the 1970s when he was a member of Stanford’s chemistry faculty, Sharpless remained at MIT until moving to the Scripps Research Institute (TSRI) in 1990.

James P. Collman, Ph.D.

Dr. Collman is the Daubert Professor of Chemistry at Stanford University where he has been on the faculty for 35 years. Collman is a member of The National Academy of Sciences and has received numerous awards for his research from the American Chemical Society and other international organizations.  More than 40 of his graduate and postdoctoral students occupy teaching positions at universities around the world; twelve of Collman’s former students have founded companies.

Code of Ethics

We currently do not have a Code of Ethics that applies to our President, Chief Executive Officer & Chief Financial Officer and our Controller. Our management is currently in the process of developing such a policy and expects to present it to our board of directors for its review and approval during the second quarter of 2004. Once adopted, we will provide a copy of the Code of Ethics without charge upon written request directed to Brian Lenz, 7 Deer Park Drive, Suite E, Monmouth Junction, NJ 08852.

Audit Committee Financial Expert

We have an Audit Committee composed of Messrs. Brimmer, Rocamboli and Tanen and have determined that Mr. Brimmer qualifies as an “audit committee financial expert,” as that term is defined by SEC regulations. As indicated above, Mr. Brimmer has previous experience as a certified public accountant. Although our common stock is not listed on any of the New York Stock Exchange, American Stock Exchange or the Nasdaq Stock Market, applicable SEC rules require us to determine whether Mr. Brimmer is also an “independent director,” as that term is defined by the listing standards of one of the foregoing stock markets. Mr. Brimmer is also an “independent director,” as that term is defined by Section 121(A) of the listing standards of the American Stock Exchange.

ITEM 10.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer and the other highest-paid executive officers serving as such at the end of 2003 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of the Company received compensation in excess of $100,000 during fiscal year 2003. No executive officer who would otherwise have been included in this table on the basis of 2003 salary and bonus resigned or terminated employment during that year.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards	All Other Compensation ($)

Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Securities Underlying Options (#)

Alan D. Roth President, Chief Executive Officer & Chief Financial Officer	2003 2002 2001	205,000 0 --	35,000 0 --	0 0 --	865,260 0 --	0 0 --

Options and Stock Appreciation Rights

The following table contains information concerning the grant of stock options under our 2003 Stock Option Plan and otherwise to the Named Officer during the 2003 fiscal year. No stock appreciation rights were granted during the 2003 fiscal year.

Option Grants in Last Fiscal Year (Individual Grants)

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/Share)	Expiration Date

Alan D. Roth	865,260(1)	68%	1.49	6/25/2013

(1) Option vests in three equal installments on February 18, 2004, February 18, 2005 and February 18, 2006, respectively.
(2) Based on total option grants to employees of 1,264,760 in 2003. Options to purchase an additional 894,252 shares of common stock were granted to directors and consultants during 2003.

Option Exercise and Holdings

The following table provides information with respect to the Named Officer concerning the exercisability of options during the 2003 fiscal year and unexercisable options held as of the end of the 2003 fiscal year. No stock appreciation rights were exercised during the 2003 fiscal year, and no stock appreciation rights were outstanding at the end of that fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Shares Acquired	Value	Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End (Market price of shares at FY-End less exercise price)(2)
Name	on Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Alan. D. Roth	0	--	0	865,260	$0	$95,179

__________________
(1) Equal to the fair market value of the purchased shares at the time of the option exercise over the exercise price paid for those shares.
(2) Based on the fair market value of our common stock on December 31, 2003 of $1.60 per share, the closing sales price per share on that date on the OTC Bulletin Board.

Long Term Incentive Plan Awards

No long term incentive plan awards were made to the Named Officer during the last fiscal year.

Compensation of Directors

Our directors receive no monetary fees for serving as directors. Non-employee directors may be granted, at the discretion of the Board, options to purchase shares of our common stock. Such options shall contain such terms and provisions as the Board determines at the time of grant. On October 28, 2003, in consideration for their services as directors, each of Drs. Aita, Stephen Roth and Weiser and Messrs. Brimmer, Rocamboli and Tanen received ten-year options to purchase 12,900 shares of our common stock at an exercise price of $1.98 per share. All of these options vest in three equal installments on each anniversary of the grant date until fully vested. Members of the Board who are also employees or consultants of the Company receive no options for their services as directors.

Employment Contracts and Termination of Employment and Change of Control Agreements

Upon completion of the merger transaction between Surg II, Inc. and Chiral Quest, LLC on February 18, 2003, Alan D. Roth, Ph.D., was appointed President, Chief Executive Officer and Chief Financial Officer of the Company. Dr. Alan Roth’s employment with us is governed by the terms of an Employment Agreement dated November 5, 2002, which the Company assumed following the merger. Dr. Roth’s employment agreement was subsequently amended as of October 1, 2003. Dr. Roth’s employment agreement provides for a term of 3 years at an annual salary of $205,000 during the first year and $240,000 thereafter. In addition, Dr. Roth was entitled to, and received, a bonus of $35,000 following completion of the Surg II – Chiral Quest, LLC merger. He is also entitled to an annual bonus of $35,000, as well as an annual discretionary bonus, as the Board of Directors may determine. In October 2003, the employment agreement was amended to provide for additional bonus payments, as follows: (i) $3,500 upon such time as we execute a commercial contract providing for gross revenue to us in excess of $50,000, which bonus has been paid to Dr. Roth; (ii) a one time bonus of approximately $160,000 upon such time as the closing bid price of our common stock is at or above $5.00 for five consecutive trading days; and (iii) a one time bonus of approximately $160,000 upon such time as the closing bid price of our common stock is at or above $8.00 for five consecutive trading days. If not already paid to Dr. Roth, the bonuses described in clauses (ii) and (iii) are payable in the event of a “Change of Control” (as defined in the agreement), provided that the per share price at which the change of control was effected was at or above the price milestones referenced in such clauses.

Pursuant to the terms of his employment agreement, Dr. Roth also received a ten-year option to purchase an aggregate of 865,260 shares of our common stock at an exercise price of $1.49 per share. The options vest in three equal annual installments commencing February 18, 2004 and each anniversary thereafter until fully vested.

In the event Dr. Roth’s employment with the Company is terminated for “cause” (as defined in the agreement), he is not entitled to any severance or other compensation beyond the date of such discharge. In the event Dr. Roth’s employment is terminated as a result of a “change of control” (as defined in the agreement) in which the Company’s shareholders receive aggregate consideration of at least $50 million, then Dr. Roth is entitled to receive his base salary for a period of one year and all of his unvested options shall vest immediately and be exercisable for a period of 180 days thereafter. The agreement also includes non-competition and non-solicitation covenants prohibiting him from competing with the Company or soliciting its employees for a period of 18 months following the date his employment is terminated.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                    RELATED STOCKHOLDER MATTER

The following table sets forth certain information regarding beneficial ownership of the our common stock as of March 26, 2004, by (i) each person known by us to be the beneficial owner of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the address of each of the following persons is 787 Seventh Avenue, 48th Floor, New York, New York 10019.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 26, 2004, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address	Number of Shares Beneficially Owned (1)	Percentage of Class

Vincent M. Aita, Ph.D.	229,474	1.3
Kenneth W. Brimmer	150,000(2)	*
Stephen C. Rocamboli	107,699	*
Alan D. Roth, Ph.D.	1,100,604(3)	6.1
Stephen A. Roth, Ph.D.	16,667(4)	*
David M. Tanen	107,699	*
Michael Weiser, M.D., Ph.D.	413,053	2.3
Xumu Zhang, Ph.D.	2,780,775	15.5
All Executive Officers and Directors as a group (8 persons)	4,889,304	26.5
J. Jay Lobell 365 West End Avenue New York, NY 10024	2,179,818(5)	12.2

__________
* Less than 1%.

(1)
Assumes in each case that the shareholder exercised all options available to the person that have vested or will vest within 60 days of March 26, 2004. Accordingly, this table does not reflect: (i) options to purchase 12,900 shares of common stock (at a price of $1.91 per share) that have been granted to each of Dr. Aita, Mr. Brimmer, Mr. Rocamboli, Mr. Tanen, Dr. Weiser and Dr. Stephen Roth, all of which vest in 3 equal annual installments commencing October 28, 2004; (ii) 33,333 shares issuable upon exercise (at a price of $1.50 per share) of an option granted to Dr. Stephen Roth, which shares vest in equal installments on February 14, 2005 and February 14, 2006; (iii) 576,840 shares issuable upon exercise (at a price of $1.49 per share) of an option granted to Dr. Alan Roth, which shares vest in equal installments on February 18, 2005 and February 18, 2006; and (iv) 487,539 shares issuable upon exercise of an option held by Dr. Zhang, 487,539 of which vest on three equal installments on each of May 15, 2005, May 15, 2006 and May 15, 2007.

(2)
Includes 7,500 shares which are owned by Mr. Brimmer’s Individual Retirement Account, 2,500 shares which are owned by the Individual Retirement Account of Mr. Brimmer’s spouse (to which he disclaims any beneficial interest), and 100,000 vested options.

(3)
Includes 288,420 shares issuable upon exercise (at a price of $1.49 per share) of an option, a portion of which vested February 18, 2004 and 40,000 shares issuable upon exercise (at a price of $1.65 per share) of a warrant.

(4)	Represents shares issuable upon exercise (at a price of $1.70 per share) of an option, a portion of which vested February 14, 2004.

(5)
Based on Schedule 13G filed with the SEC on February 17, 2004. Includes 1,277,025 shares owned equally by five separate established trusts for the benefit of the children of Dr. Lindsay A. Rosenwald and 638,511 shares owned by three trusts established for the benefit of Dr. Rosenwald, which Mr. Lobell is the trustee/investment manager, and over which he has voting control and investment power.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10 percent of our common stock to file with the SEC initial reports of ownership (on Form 3) and reports of changes in ownership (on Form 4) of our common stock. Based solely on a review of the copies of these reports that have been provided to us with respect to transactions during fiscal 2003, we believe that all such reports were filed on a timely basis, except for the following. Dr. Stephen Roth, who was appointed to our board of directors in February 2003, inadvertently failed to file a Form 3 until August 5, 2003. Dr. Roth did however, file a Form 4 on July 25, 2003 reporting an option grant he received from the Company on July 24, 2003.

Equity Compensation Plan Information

The following table summarizes our outstanding options that we have issued to certain officers, directors and employees of our company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	--	$--	--
Equity compensation plans not approved by stockholders (1)	2,138,982	$1.53	361,018

____________

(1)	Represent shares of common stock issuable upon outstanding options issued to employees and directors under our 2003 Stock Option Plan.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Weiser and Messrs. Rocamboli and Tanen, all of whom are directors of our company, are employees of Paramount BioCapital, Inc. or its affiliates, a corporation of which Dr. Lindsay A. Rosenwald is the chairman and sole shareholder. Our treasurer, John Knox, is also an employee of Paramount. Dr. Rosenwald beneficially owns approximately 3.6 percent of our outstanding common stock and various trusts for the benefit of Dr. Rosenwald or members of his immediate family beneficially own approximately 10.7 percent of our outstanding common stock. Dr. Weiser and Messrs. Rocamboli, Tanen and Knox collectively own approximately 3.5 percent of our outstanding common stock. We currently pay $4,000 per month to an affiliate of Paramount BioCapital for the use of office space in New York City, as well as for general and administrative services. Additionally, Paramount BioCapital participated as a placement agent in connection with our February 2004 private placement, for which it received aggregate commissions of approximately $300,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
Exhibit No.	Description
2.1
Merger Agreement dated November 12, 2002, by and among the Registrant, CQ Acquisition, Inc. and Chiral Quest, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed November 27, 2002).

3.1	Articles of Incorporation, as amended to date.

3.2	Bylaws, as amended to date.

4.1
Common Stock Purchase Warrant dated as of February 18, 2003 issued to Key West Associates, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-QSB for the period ended March 31, 2003).

4.2	Option Agreement No. LL-1 dated May 6, 2003 issued to Princeton Corporate Plaza, LLC. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).

4.3	Form of Option Agreement dated May 6, 2003 issued to Princeton Corporate Plaza, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).

4.4	Schedule of Options substantially identical to Exhibit 4.3 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).

10.1	Employment Agreement dated November 8, 2002 between the Registrant and Alan D. Roth (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the period ended March 31, 2003).

10.2
License Agreement dated on or about October 27, 2000, as amended, between Chiral Quest, LLC and The Penn State Research Foundation (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-QSB for the period ended March 31, 2003).

10.3	Consulting Agreement dated May 15, 2003 between the Registrant and Xumu Zhang, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).

10.4	2003 Stock Option Plan.

10.5	Supplement to Employment Agreement dated October 1, 2003 between the Registrant and Alan D. Roth.

16.1	Letter regarding change in independent accountants (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K/A filed January 5, 2004).

16.2	Letter regarding change in independent accountants (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K filed April 25, 2003).

31.1	Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

On January 5, 2004, we filed a current report on Form 8-K/A dated December 12, 2003 disclosing a change in our independent public accountants, as described in Item 8 of this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed to the Company by Its Independent Auditors

The following is a summary of the fees billed to us by J.H. Cohn LLP for professional services rendered for fiscal year ended December 31, 2003 and by Weinberg & Company, P.A., our former independent auditors, for professional services rendered during the fiscal years ended December 31, 2002 and December 31, 2003:

	J.H. Cohn LLP	Weinberg & Company, P.A.

Fee Category	Fiscal 2003 Fees	Fiscal 2003 Fees	Fiscal 2002 Fees

Audit Fees (1)	$10,000	$1,000	$21,000
Audit-Related Fees (2)		$19,000	$1,000
Tax Fees (3)			$18,000
All Other Fees (4)

Total Fees	$10,000	$20,000	$40,000

______________

(1)	Audit fees consist principally of fees for services in connection with the audit of the Company’s annual financial statements and reviews of its financial statements.

(2)
Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption “Audit Fees.” These fees include review of registration statements and participation at board of director and audit committee meetings.

(3)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.

(4)
All Other Fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

At present, our audit committee approves each engagement for audit or non-audit services before we engage our independent public accountants to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal 2003 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, Chiral Quest, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2004.

Chiral Quest, Inc.

By:	/s/ Alan D. Roth, Ph.D.
Alan D. Roth, Ph.D.
President, Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Chiral Quest, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan D. Roth Alan. D. Roth	President, Chief Executive Officer, Chief Financial Officer and Director (principal executive and financial officer)	March 25, 2004

/s/ Brian Lenz Brian Lenz	Controller and Secretary (principal accounting officer)	March 25, 2004

/s/ Vincent M. Aita Vincent M. Aita	Director	March 25, 2004

/s/ Kenneth W. Brimmer Kenneth W. Brimmer	Director	March 25, 2004

/s/ Stephen C. Rocamboli Stephen C. Rocamboli	Director	March 25, 2004

Stephen A. Roth	Director	March 25, 2004

/s/ David M. Tanen David M. Tanen	Director	March 25, 2004

/s/ Michael Weiser Michael Weiser	Director	March 25, 2004
/s/ Xumu Zhang Xumu Zhang	Director	March 25, 2004

Report of Independent Public Accountants

To the Board of Directors and Stockholders
Chiral Quest, Inc.

We have audited the accompanying consolidated balance sheet of Chiral Quest, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chiral Quest, Inc. and Subsidiary as of December 31, 2003, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 6, 2004, except for Notes 10 and 11,
which are as of February 25, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Chiral Quest, LLC

We have audited the accompanying balance sheet of Chiral Quest, LLC (the “Company”), as of December 31, 2002 and the related statements of operation, changes in stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Chiral Quest, LLC as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 15, 2003

CHIRAL QUEST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002

	December 31, 2003	December 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$659,117	$33,520
Accounts receivable, net of allowance for doubtful accounts of $11,490 at December 31, 2003 and $50,000 at December 31, 2002	51,705	12,456
Inventory	76,892	28,422
Prepaid expenses	50,052	-

Total Current Assets	837,766	74,398
PROPERTY AND EQUIPMENT, NET	254,649	67,011

SECURITY DEPOSITS	31,000	-
DEFERRED FINANCING COSTS	50,000	-

INTELLECTUAL PROPERTY RIGHTS, NET	412,442	318,320

TOTAL ASSETS	$1,585,857	$459,729

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$273,414	$111,832
Accrued expenses	226,200	105,377
Due to related party	1,201	-
Notes payable	-	336,625
Deferred revenue, current portion	220,592	133,967

Total Current Liabilities	721,407	687,801

LONG-TERM LIABILITIES
Deferred revenue, long-term portion	39,116	173,083

TOTAL LIABILITIES	760,523	860,884

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 50,000,000 shares authorized, 13,001,018 shares issued and outstanding at December 31, 2003	130,010	-
Equity units, 11,500,000 units issued and outstanding at December 31, 2002	-	1,213,000
Additional paid-in capital	4,865,353	-
Additional members’ equity	-	135,050
Deferred expenses	(758,824)	(356,400)
Accumulated deficit	(3,411,205)	(1,392,805)

Total Stockholders’ Equity (Deficiency)	825,334	(401,155)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,585,857	$459,729

See accompanying notes to consolidated financial statements

CHIRAL QUEST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
	Year Ended December 31, 2003	Year Ended December 31, 2002

REVENUE	$669,036	$191,613

COST OF GOODS SOLD	196,045	6,763

GROSS PROFIT	472,991	184,850

OPERATING EXPENSES
Management and consulting expenses	361,622	231,424
Research and development	440,646	63,728
Selling, general and administrative	1,012,182	193,449
Compensation	601,780	197,596
Depreciation and amortization	86,325	36,631

Total Operating Expenses	2,502,555	722,828

LOSS FROM OPERATIONS	(2,029,564)	(537,978)

INTEREST EXPENSE	(2,809)	-

INTEREST INCOME	13,973	-

NET LOSS	$(2,018,400)	$(537,978)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(.16)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	12,476,789

PRO FORMA:

NET LOSS PER COMMON SHARE – BASIC AND DILUTED		$(.06)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED		8,932,119

See accompanying notes to consolidated financial statements

CHIRAL QUEST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Equity Units			Common Stock
	Units	Amount	Additional Members’ Equity	Shares	Amount	Additional Paid-In Capital	Deferred Expenses	Accumulated Deficit	Total Equity (Deficiency )

Balance, January 1, 2002	10,750,000	$1,205,500	$135,050	-	$-	$-	$(486,000)	$(854,827)	$(277)
Exercise of unit options	750,000	7,500	-	-	-				7,500
Amortization of deferred expenses	-	-	-	-	-		129,600	-	129,600
Net loss	-	-	-	-	-			(537,978)	(537,978)

Balance, December 31, 2002	11,500,000	1,213,000	135,050				(356,400)	(1,392,805)	(401,155)
Conversion of Chiral Quest, LLC member units to Chiral Quest, Inc. common stock at 2/18/03 based upon a factor of .752374 (See Note 1 (B))	(11,500,000)	(1,213,000)	(135,050)	8,652,298	86,523	1,261,527			-
Recapitalization of the Company (See Note 1(B))				4,348,720	43,487	2,964,211			3,007,698
Options issued for services and rent						639,615	(639,615)		-
Amortization of deferred expenses							237,191		237,191
Net loss								(2,018,400)	(2,018,400)

Balance, December 31, 2003	-	$-	$-	13,001,018	$130,010	$4,865,353	$(758,824)	$(3,411,205)	$825,334

See accompanying notes to consolidated financial statements

CHIRAL QUEST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,018,400)	$(537,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,325	36,631
Amortization of deferred expenses	237,191	129,600
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(39,249)	1,086
(Increase) decrease in other current assets	-	1,817
(Increase) decrease in inventory	(48,470)	(21,975)
(Increase) decrease in prepaid expenses	(50,052)	-
(Increase) decrease in security deposits	(31,000)	-
Increase (decrease) in accounts payable	161,582	(13,878)
Increase (decrease) in accrued expenses and due to related party	112,481	(20,961)
Increase (decrease) in deferred revenue	(47,342)	307,050

Net Cash Used In Operating Activities	(1,636,934)	(118,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	8,684
Payments for purchased property, plant and equipment	(237,222)	(318)
Payments for intellectual property rights	(130,865)	(195,371)

Net Cash Used In Investing Activities	(368,087)	(187,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	40,000	336,625
Payment of note payable	(376,625)	-
Payment of loan payable	-	(50,000)
Exercise of unit options	-	7,500
Cash received in merger and recapitalization	3,017,243	-
Payments for deferred financing costs	(50,000)	-

Net Cash Provided By Financing Activities	2,630,618	294,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	625,597	(11,488)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	33,520	45,008

CASH AND CASH EQUIVALENTS - END OF YEAR	$659,117	$33,520

See accompanying notes to consolidated financial statements

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

(A) Nature of Operations and Liquidity

Chiral Quest, Inc. provides chiral products and services such as feasibility screening and process development work to the pharmaceutical and fine chemical industries. Chiral Quest, Inc. develops chemical catalysts used in the synthesis of desired isomers of chiral molecules using asymmetrical catalysis technology (the ”Technology”) owned by the Pennsylvania State University Research Foundation (“PSRF”), the technology arm of The Pennsylvania State University (“Penn State”). Chiral Quest, Inc. has a worldwide, exclusive license from PSRF for the inventions covered by the license. The original license agreement was entered into on November 8, 2000 (See Note 5).

Since the Company’s inception, it has generated sales revenue but not yet generated any net profits. Management believes that the Company’s research and development (“R&D”) and manufacturing capacity will need to grow in order for the Company to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that the Company’s manufacturing capacity will be enhanced with its new office and laboratory space located in Monmouth Junction, New Jersey that was leased in June 2003.

Since inception the Company has incurred a cumulative deficit of $3,411,205 through December 31, 2003. For the year ended December 31, 2003 the Company had a net loss of $2,018,400. Management expects the Company’s operating losses to increase significantly over the next several years, primarily due to expansion of its research and development programs, the hiring of additional chemists, and the expansion of its manufacturing capabilities. There can be no assurance that the Company will ever be able to operate profitably.

As of December 31, 2003, the Company had working capital of $116,359 and cash and cash equivalents of $659,117. If the Company is unable to significantly increase its revenues, it will most likely require additional financing by the end of the first quarter of 2005 in order to continue operations. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third party lenders.

The Company’s net cash used in operating activities for the year ended 2003 was $1,636,934. The Company’s net loss of $2,018,400 was offset by an increase of accounts payable and accrued expenses of $161,582 and $112,481 respectively, along with amortization of approximately $324,000.

The Company’s net cash used in investing activities for the year ended 2003 was $368,087. Investing activities expenditures consisted of purchases of property and equipment of $237,222 and payments for intellectual property rights of $130,865.

The Company’s net cash provided by financing activities for the year ended 2003 was $2,630,618. Financing activities included the repayment of a note payable to Paramount Capital LLC of $376,625, along with cash received in the merger dated February 18, 2003 in the amount of $3,017,243.

CHIRAL QUEST, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

Management anticipates that the Company’s capital resources (See Note 11) will be adequate to fund its operations through December 31, 2004. However, changes may occur that would consume available capital resources before that time. The Company’s combined capital requirements will depend on numerous factors, including: competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated.

Additional capital that may be needed by the Company in the future may not be available on reasonable terms, or at all. If adequate financing is not available, the Company may be required to terminate or significantly curtail its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish.

The Company’s ability to achieve profitability depends upon, among other things, its ability to discover and develop products (specifically new “ligands”), and to develop its products on a commercial scale through a cost effective and efficient process. To the extent that the Company is unable to produce, directly or indirectly, ligands in quantities required for commercial use, it will not realize any significant revenues from its technology. Moreover, there can be no assurance that it will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

(B) Merger

On February 18, 2003, Chiral Quest, LLC merged (the “Merger”) with and into CQ Acquisition, Inc., a wholly owned subsidiary of Surg II, Inc. (“Surg”), a reporting public corporation with no current operations. Each member equity unit of Chiral Quest, LLC issued and outstanding on February 18, 2003 (“Effective Date”) was automatically converted into 0.752374 shares of Surg common stock. There were 4,348,720 shares of Surg common stock issued and outstanding and options to purchase an additional 682,875 shares immediately prior to the Effective Date. At the Effective Date, Chiral Quest, LLC had 11,500,000 member equity units outstanding. Accordingly, as a result of the Merger, Surg issued 8,652,298 shares of its common stock to the former members of Chiral Quest, LLC. In addition, immediately prior to the Effective Date, there were non-vested contingent options and warrants outstanding to purchase an aggregate of up to 1,210,000 of Chiral Quest LLC’s member equity units, which following the Merger represented the right to purchase an aggregate of up to 910,374 shares of Surg common stock at $1.49 per share. In connection with the Merger, Surg changed its name to Chiral Quest, Inc., formerly Chiral Quest, LLC (together with its subsidiary, the “Company” or “Chiral Quest”). Subsequent to the Merger on February 18, 2003, Chiral Quest, Inc., formerly Chiral Quest, LLC, reports its results of operations on a consolidated basis.

Generally accepted accounting principles in the United States of America require that the company whose equity holders retain a majority interest in a business combination, maintain the majority of board memberships and hold key management positions to be treated as the acquiror for accounting purposes. Since, following the Merger, the former members of Chiral Quest, LLC held approximately two-thirds of the outstanding common stock of the Company and these members comprise the majority of the Board of Directors along with holding key management positions, the

CHIRAL QUEST, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

Merger was accounted for as a reverse acquisition with Chiral Quest, LLC as the accounting acquiror (legal acquiree) and Surg as the accounting acquiree (legal acquiror).

If the Merger occurred between Surg II and Chiral Quest, Inc. as of January 1, 2002 pro forma results for revenues, net loss, and net loss per share would be as illustrated in the following table for the years ended December 31, 2003 and 2002:

	Pro Forma	Pro Forma
	Year Ended	Year Ended
	December 31, 2003	December 31, 2002

REVENUES	$669,036	$256,991

NET LOSS	$(2,074,531)	$(594,109)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,001,018	12,718,878

The above pro forma financial information is not necessarily indicative of what the Company’s results of operations would have been had the Merger occurred on January 1, 2002.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chiral Quest, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

(D) Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when acquired to be cash equivalents.

(E) Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying value of the note payable approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

(F) Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectible accounts receivable based on historical collection experience and management’s evaluation of collectibility of outstanding accounts receivable.

CHIRAL QUEST, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

(G) Inventory

Inventory consists of raw materials, work in process and finished goods which are stated at the lower of cost (first-in, first-out) or market. Raw materials consist of chemical compounds. Work in process and finished goods, referred to as proprietary ligands, consist of material, direct labor and manufacturing overhead allocations.

(H) Property and Equipment

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

(I) Intellectual Property Rights

Intellectual property rights are being amortized over the lives of the underlying patents, which generally are seventeen years. Amortization expense recorded for the years ended December 31, 2003 and 2002 was $36,792 and $13,918, respectively. Amortization expense for each of the five years subsequent to the year ended December 31, 2003, is approximately $25,000 per year.

(J) Revenue Recognition

Revenues are comprised principally of four main components: (1) the licensing of PSRF’s Technology, (2) the sale of proprietary ligands, (3) feasibility screening, and (4) custom contract development. Revenues as they relate to the licensing of the Company’s rights to PSRF’s intellectual property are recognized over the applicable license periods. The Company assumes the financial risks related to these revenues by financing the research and development of PSRF’s technology as well as the defense of PSRF’s patents. Deferred revenue in the accompanying consolidated balance sheets represents amounts prepaid by customers to the Company for services to be performed and products to be delivered at a subsequent date. These deferred and unearned amounts will be recognized as revenue when earned. Revenues as they relate to the sale of manufactured proprietary ligands are recognized upon the shipping of the ligands to the customer. Revenues as they relate to feasibility screening are recognized upon the completion of project reports and investigational studies. Revenues as they relate to custom contract development are recognized upon the shipment of finished products. However, revenue is not recognized unless collectibility is reasonably assured.

(K) Income Taxes

From inception in October 2000 through September 30, 2002, the Company elected to be treated as a partnership for federal and state income tax purposes. As such, the Company did not pay income taxes, as any income or loss through September 30, 2002 was included in the tax returns of the individual members. Accordingly, no provision was made for income taxes in the accompanying consolidated financial statements through September 30, 2002.

CHIRAL QUEST, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

As of October 1, 2002, the Company elected to be treated as a “C” corporation for income tax purposes and has adopted SFAS No. 109 “Accounting for Income Taxes.” Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when realization of deferred tax assets is not considered more likely than not.

If the Company were classified as a “C” corporation since inception, there would be no pro forma effect on income taxes because of the Company’s recurring losses.

(L) Stock-Based Compensation

The Company accounts for its employee and director stock option plans using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees,” and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. The Company values options issuances using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 2% to 4%, volatility of 70% to 130%, lives of 5 to 10 years, and an assumed dividend yield of 0%. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company to employees by applying the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, net loss and loss per share would have been increased to the pro forma amounts indicated below:

2003

Net loss as reported	$(2,018,400)
Total stock-based employee compensation expense using the fair value based method for all awards, net of related tax effects	(165,272)

Pro forma	$(2,183,672)

Basic and diluted net loss per common share:
As reported	$(0.16)
Pro forma	$(0.18)

For the year ended December 31, 2002, there were no stock options issued or outstanding.

In addition, options are issued to non-employees such as consultants, scientific advisory board members and directors. Any options issued to non-employees are recorded in the consolidated financial statements in deferred expenses in the stockholders’ equity section using the fair value method and then amortized to expense over the applicable service periods. See Note 6 for more discussion on the Company’s stock-based compensation.

CHIRAL QUEST, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

(M) Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(N) Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, where indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. For the years ended December 31, 2003, and 2002, the Company determined that an impairment charge on its long-lived assets was not required.

(O) Research and Development Expense

R&D costs are expensed as incurred. These expenses include the cost of the Company’s proprietary R&D efforts, as well as costs incurred in connection with the Company’s third-party collaboration efforts.

(P) Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amount to $174,514 and $1,794 for the years ended December 31, 2003, and 2002, respectively.

(Q) Loss Per Share

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average common shares outstanding during the year as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The effects of potentially dilutive securities were not considered since the effect would be anti-dilutive.

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive securities from stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation was 2,841,607 at December 31, 2003. There were no potentially dilutive securities at December 31, 2002.

CHIRAL QUEST, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

NOTE 2     INVENTORY

The principal components of inventory are as follows:

	December 31,	December 31,
	2003	2002

Raw material compounds	$25,796	$28,422
Work in process	42,251	-
Finished goods	8,845	-

Total Inventory	$76,892	$28,422

NOTE 3   PROPERTY AND EQUIPMENT, NET

The cost of the major classes of property and equipment are as follows:

	December 31,	December 31,
	2003	2002

Laboratory equipment	$272,713	$112,044
Office equipment	4,780	2,291
Computer equipment	26,131	-
Leasehold improvements	47,932	-

Totals	$351,556	$114,335

Depreciation and amortization expense for property and equipment for the years ended December 31, 2003 and 2002 was $49,583 and $22,713, respectively. Accumulated depreciation and amortization of property and equipment as of December 31, 2003 and 2002 was $96,907 and $47,324, respectively.

NOTE 4    INCOME TAXES

A deferred tax asset of approximately $912,000 as of December 31, 2003, consisting primarily of the tax effect of net operating loss carryforwards of approximately $2,280,000, has been fully offset by a valuation allowance because it is management’s belief that realization of such amount is not considered more likely than not. Accordingly, the Company recognized no tax benefit for its pre-tax loss in 2003. The net operating loss carryforwards, if not used, will expire through 2023.

NOTE 5   RIGHTS TO INTELLECTUAL PROPERTY

The Company’s exclusive right to certain PSRF patents are of material importance to the Company’s success. These PSRF patents result from inventions by the Company’s Chief Technology Officer (“CTO”), who is also an employee at Pennsylvania State University. The PSRF patents cover chemical formulations, processes for or intermediates useful in the manufacture of products and the uses of products. Protection for PSRF’s individual products extends for varying periods in accordance with the date of grant and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage. The Company is financially responsible for all aspects of these PSRF inventions, including legal and R&D expenses associated with the chemical developments. The Company is no longer obligated to license future inventions by the CTO to the Company.

CHIRAL QUEST, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

For the year ended 2003, the Company has not recognized any impairment charges to its patents, as management believes that the Company’s patents have useful lives equivalent to its estimated amortization period of seventeen years.

NOTE 6   STOCKHOLDERS’ EQUITY

In connection with two 5-year consulting agreements entered into by the Company in 2000, the Company issued 5,400,000 member equity units which converted into 4,062,820 shares of common stock. The deferred expense recorded in 2000 is being amortized over the terms of the agreements.

During 2002, the Company granted options to purchase 1,150,000 membership units or the equivalent of 865,230 shares of its common stock at a conversion rate of .752374 (see Note 1 (B)) to its CEO as required by his employment agreement with the Company. The options vest equally over a three-year period commencing with the date of the Merger (See Note 1), are exercisable at $1.49 per share, the fair market value at the date of grant, and are for services to be rendered to the Company over the vesting period.

In connection with the Merger (see Note 1), the Company issued approximately 731,000 member equity units which converted into 550,000 share of common stock with an exercise price of $1.25, to an independent consultant for services related to the Merger.

During May 2003, the Company issued options to purchase an aggregate of 20,000 shares of common stock to the landlord of new office space that the Company is leasing in New Jersey. The option issuance resulted in a charge to deferred expenses in stockholders’ equity of $9,845 for the value of the shares and is being amortized to rent expense over the term of the lease beginning in July 2003.

In June 2003, the Company issued options to purchase an aggregate of 740,052 shares of common stock at exercise prices ranging between $1.49 and $1.50 per share to two consultants (including 650,052 options issued to the CTO) and two members of the Company’s Scientific Advisory Board. The total value of the option issuances of $619,864 was valued using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of approximately 2.4%, volatility of approximately 87%, lives of five years and an assumed dividend yield of 0%. The option issuances were charged to deferred expense in stockholders’ equity and are being amortized to consulting expense over the applicable service periods.

In October 2003, a consultant for the Company received options to purchase 4,300 shares of common stock at an exercise price of $1.96 per share. These options have fully vested on February 14, 2004. The total value of the option issuance resulted in a charge to deferred expenses in stockholders’ equity of $6,263 was valued using the Black-Scholes option pricing model with the following assumptions: a risk-free rate of 3%, volatility of 128%, estimated lives of three years and an assumed dividend yield of 0%.

CHIRAL QUEST, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

In November 2003, a consultant for the Company received options to purchase 2,500 shares of common stock at an exercise price of $1.96 per share. These options will vest within six months of the date of grant. The total value of option issuance resulted in a charge to deferred expenses in stockholders’ equity of $3,643 was valued using the Black-Scholes option pricing model with the following assumptions: a risk-free rate of 3%, volatility of 128%, estimated lives of three years and an assumed dividend yield of 0%.

The following table is a breakdown of the total number of shares outstanding, shares issued to non-employees, directors, consultants, scientific advisory board members and options that have expired:

	2003		2002

	Shares	Weighted average exercise price	Membership Units	Weighted Average Exercise Price

Outstanding at
beginning of year	998,105¹	$1.48	-	-
Granted	1,843,752	1.47	1,326,608	$1.48
Exercised	-		-	-
Cancelled	(250)	2.80	-	-

Outstanding at end
of year	2,841,607	$1.47	1,326,608	$1.48

Options exercisable
at year-end	1,114,755		-

Weighted-average
fair value of
options granted
during the year	$0.63		$1.48

1The member equity units issued during the year ended December 31, 2002 have been converted to common shares as of the Merger date (See Note 1(B)) based upon a conversion factor of .752374 per membership unit.

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

                  The following table summarizes the information about Plan stock options outstanding at December 31, 2003:

EXERCISE PRICE	NUMBER OUTSTANDING	REMAINING CONTRACTURAL LIFE (YEARS)	NUMBER OF OPTIONS EXERCISABLE

$ 1.25	100,000	5.81	100,000
$ 1.25	550,000	4.13	550,000
$ 1.25	25,000	5.81	25,000
$ 1.49	865,230	4.12	252,356
$ 1.49	650,052	4.49	88,028
$ 1.50	20,000	4.35	2,667
$ 1.50	25,000	9.49	4,167
$ 1.50	10,000	9.46	1,083
$ 1.50	50,000	9.31	7,083
$ 1.50	97,500	9.29	26,563
$ 1.50	5,000	4.49	5,000
$ 1.50	20,000	9.29	2,833
$ 1.50	60,000	9.49	10,000
$ 1.50	20,000	9.46	2,167
$ 1.60	4,500	3.06	4,500
$ 1.67	175,000	9.77	14,583
$ 1.67	15,000	9.77	1,250
$ 1.70	50,000	9.57	6,944
$ 1.79	10,000	9.92	167
$ 1.79	2,000	9.92	63
$ 1.96	12,900	9.83	717
$ 1.96	12,900	9.83	717
$ 1.96	4,300	9.83	2,457
$ 1.96	12,900	9.83	717
$ 1.96	12,900	9.83	717
$ 1.96	12,900	9.83	717
$ 1.96	12,900	9.83	717
$ 2.05	2,500	0.33	417
$ 3.20	250	2.62	250
$ 3.20	375	2.62	375
$ 3.20	250	2.62	250
$ 6.80	1,625	1.42	1,625
$ 6.80	375	1.42	375
$ 11.20	250	0.00	250

	2,841,607		1,114,755

NOTE 7   AGREEMENTS

Pursuant to a January 2002 agreement between the Company and a pharmaceutical product development customer, the Company granted the customer a worldwide, non-exclusive, royalty free license to certain of the Company’s Intellectual Property Rights for research purposes only in connection with certain of the customer’s compounds. The customer paid the Company a nonrefundable license fee of $400,000 in 2002. The fee is being amortized to revenue through September 2005 when the agreement terminates. For the years ended December 31, 2003 and 2002, the Company has recognized income of $114,241 and $112,676, respectively, related to this agreement.

CHIRAL QUEST, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

In August 2002, the Company entered into a one-year scientific research agreement with another pharmaceutical product development customer to assist in the completion of a feasibility screening program and report. In consideration for the experimental activity, the customer paid a fee of $30,000. The fee has been amortized to revenue through August 2003. For the years ended December 31, 2003 and 2002, the Company recognized income of $19,726 and $10,274, respectively.

In May 2003, the Company entered into a four-year consulting agreement with the CTO at an annual rate of $120,000 per year. In addition, the CTO received an option to purchase 650,052 shares of common stock at $1.49 per share as mentioned in Note 5.

In May 2003, the Company entered into an option agreement with the Science and Technology Bureau of Jiashan County in Zhejiang, Province of the People’s Republic of China, China (“Jiashan”), whereby the Company has an option to acquire a laboratory facility in an industrial park near Shanghai. Jiashan is currently building 4,000 square meters of laboratory space to the Company’s specifications. The Company will not pay rent for the initial 3 years of the lease, following which the Company, at its sole option, may rent the space for annual rent of no more than $60,000. In addition, the Company will have the option to purchase the lab on commercially reasonable terms. Should the Company wish to occupy the laboratory after its estimated completion in the third quarter of 2004; it will begin to pay a maintenance fee of $4,500 per month. For purposes of entering into the lease, the Company established a wholly owned subsidiary in Hong Kong, Chiral Quest Ltd., which in turn will be the sole shareholder of a subsidiary in the People’s Republic of China (the “China Sub”). The Company intends to provide at least $65,000 of capital to the China Sub by the end of the second quarter of 2004. In addition, the Company was also granted the option to purchase for $750,000 approximately 33 acres of land adjacent to the industrial park where the lab will be established.

Pursuant to an October 2002 agreement with Penn State, the Company funded the services of four post-doctorate fellows who, under the supervision of the CTO, conducted research and provided research quantities of chiral ligands to the Company. The agreement expires on April 14, 2004. The approximate obligation payable by the Company through April 14, 2004 is approximately $96,000. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period.

NOTE 8   BUSINESS AND CREDIT CONCENTRATIONS

The Company had two customers which accounted for approximately 54% and 17%, respectively, of revenue for the year ended December 31, 2003. The Company had two customers who accounted for approximately 58% and 14%, respectively, of revenue for the year ended December 31, 2002.

The Company had two customers who accounted for approximately 52% and 39%, respectively, of net customer accounts receivable as of December 31, 2003. The Company had two customers who accounted for approximately 80% and 10%, respectively, of net accounts receivable as of December 31, 2002.

NOTE 9   COMMITMENTS AND CONTINGENCIES

Upon completion of the merger transaction between Surg II, Inc. and Chiral Quest, LLC on February 18, 2003, Alan D. Roth, Ph.D. was appointed President, Chief Executive Officer and Chief Financial Officer of the Company. Dr. Alan Roth’s employment with the Company is governed by the terms of an Employment Agreement dated November 5, 2002, which the Company assumed following the merger. Dr. Roth’s employment agreement was subsequently amended as of October 1, 2003. Dr. Roth’s employment agreement provides for a term of 3 years at an annual salary of $205,000 during the first year and $240,000 thereafter. In addition, Dr. Roth was entitled to, and received, a bonus of $35,000 following completion of the Surg II – Chiral Quest, LLC merger and he is entitled to annual discretionary bonuses, as the Board of Directors may determine. In October 2003, the employment agreement was amended to provide for additional bonus payments, as follows: (i) $3,500 upon such time as we execute a commercial contract providing for gross revenue to us in excess of $50,000, which bonus has been paid to Dr. Roth; (ii) a one time bonus of approximately $160,000 upon such time as the closing bid price of our common stock is at or above $5.00 for five consecutive trading days; and (iii) a one time bonus of approximately $160,000 upon such time as the closing bid price of our common stock is at or above $8.00 for five consecutive trading days. If not already paid to Dr. Roth, the bonuses described in clauses (ii) and (iii) are payable in the event of a “Change of Control” (as defined in the agreement), provided that the per share price at which the change of control was effected was at or above the price milestones referenced in such clauses.

CHIRAL QUEST, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

Pursuant to the terms of his employment agreement, Dr. Roth also received a ten-year option to purchase an aggregate of 865,260 shares of the Company’s common stock at an exercise price of $1.49 per share. The options vest in three equal annual installments commencing February 18, 2004, and each anniversary thereafter until fully vested.

In the event Dr. Roth’s employment with the Company is terminated for “cause” (as defined in the agreement), he is not entitled to any severance or other compensation beyond the date of such discharge. In the event Dr. Roth’s employment is terminated as a result of a “change of control” (as defined in the agreement) in which the Company’s shareholders receive aggregate consideration of at least $50 million, then Dr. Roth is entitled to receive his base salary for a period of one year and all of his unvested options shall vest immediately and be exercisable for a period of 180 days thereafter.

In May 2003, the Company entered into an agreement to lease laboratory and office space located in Monmouth Junction, New Jersey. The lease commenced effective June 1, 2003 and is for a three-year term with a total rent, utilities and maintenance fees of approximately $468,000 to be paid in monthly installments that increase each year. Due to the escalation clause in the lease, the Company is straight-lining the expense of the lease over the term of the lease. The Company also issued the landlord options to purchase 20,000 shares of common stock, as described in Note 6. The options issued to the landlord are amortized over the term of the option agreement and included in rent expense. The future minimum lease payments under this lease are as follows: $136,730 for 2004, $148,550 for 2005, and $62,750 for 2006.

Total rent expense (which includes base rent, utilities, and operating escalations for both the New Jersey and Pennsylvania locations) for the Company for the year ended December 31, 2003 was approximately $70,000. This amount reflects cost allocations to work in process, finished goods and cost of sales of approximately $31,000.

The State College, Pennsylvania office maintains laboratory space for a yearly renewable lease at a monthly expense of approximately $1,300. Total rent expense for the years ended December 31, 2003 and 2002 for the State College, Pennsylvania office was approximately $15,000 each year.

Paramount BioCapital, LLC provides an office and general and administrative services in New York, New York for the Company’s president and chief executive officer for an approximate monthly fee of $4,000. This arrangement is renewable upon a yearly basis.

CHIRAL QUEST, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

In July 2002, the Company received a cease and desist letter from a competitor apprising the Company of the existence of a U.S. Patent. In October 2002, the Company and such competitor entered into a mutual confidentiality agreement in which each party agreed to exchange technology information in order to more fully evaluate whether either is infringing upon the rights of the other.

Also, in October 2002, the Company received an additional patent notification letter from another competitor apprising them of the existence of another U.S. Patent. To the Company’s knowledge, no legal proceedings have been initiated with respect to any of the matters discussed in such letters.

NOTE 10   RELATED PARTY TRANSACTIONS

Paramount BioCapital Investments, LLC, a related party, has been performing certain administrative functions for the Company since July 12, 2002, and financed the Company through loans for working capital evidenced by a series of promissory notes (the “Notes”) aggregating $376,625. The Notes bore interest at 5% and were repaid including interest in full on February 28, 2003, and subsequently cancelled.

Additionally, since September 1, 2002, the Company has been paying $4,000 per month to Paramount BioCapital Investments, LLC, for administrative services. For the years ended December 31, 2003 and 2002, this resulted in charges to operations of $48,000 and $16,000, respectively. As of December 31, 2003, the Company owed $1,201 to Paramount BioCapital Investments, LLC.

On February 25, 2004, the Company completed the sale of its securities in a private placement to accredited investors for gross proceeds of approximately $7.2 million. Paramount BioCapital, Inc. participated as one of three placement agents for this transaction, for which it received approximately $300,000 in commissions.

NOTE 11   SUBSEQUENT EVENTS

On February 25, 2004, the Company completed the sale of its securities in a private placement to accredited investors for gross proceeds of approximately $7.2 million. Investors in the private placement purchased an aggregate of approximately 4.8 million shares of Chiral Quest’s common stock at a price per share of $1.50. Additionally, investors received 5-year warrants to purchase one share of common stock at $1.65 per share for every two common shares purchased in the offering. ThinkEquity Partners LLC, Paramount BioCapital, Inc. and Casimir Capital L.P. acted as the placement agents for this offering and received fees of approximately $500,000 of which Paramount BioCapital, Inc., a related party, received $300,000. Net proceeds to the Company, after deducting commissions and other expenses relating to the private placement, were approximately $6.7 million.

In February 2004, the Company amended the lease agreement in Monmouth Junction, NJ for additional laboratory space effective April 1, 2004. This additional laboratory space of 1,200 square footage increases rent expense for the year ending December 31, 2004 by approximately $21,000, and annual rent expense thereafter of approximately $28,000.

Exhibit Index

Exhibit No.	Description

2.1
Merger Agreement dated November 12, 2002, by and among the Registrant, CQ Acquisition, Inc. and Chiral Quest, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed November 27, 2002).

3.1	Articles of Incorporation, as amended to date.

3.2	Bylaws, as amended to date.

4.1
Common Stock Purchase Warrant dated as of February 18, 2003 issued to Key West Associates, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-QSB for the period ended March 31, 2003).

4.2	Option Agreement No. LL-1 dated May 6, 2003 issued to Princeton Corporate Plaza, LLC. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).

4.3	Form of Option Agreement dated May 6, 2003 issued to Princeton Corporate Plaza, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).

4.4	Schedule of Options substantially identical to Exhibit 4.3 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).

10.1	Employment Agreement dated November 8, 2002 between the Registrant and Alan D. Roth (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the period ended March 31, 2003).

10.2
License Agreement dated on or about October 27, 2000, as amended, between Chiral Quest, LLC and The Penn State Research Foundation (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-QSB for the period ended March 31, 2003).

10.3	Consulting Agreement dated May 15, 2003 between the Registrant and Xumu Zhang, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).

10.4	2003 Stock Option Plan.

10.5	Supplement to Employment Agreement dated October 1, 2003 between the Registrant and Alan D. Roth.

16.1	Letter regarding change in independent accountants (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K/A filed January 5, 2004).

16.2	Letter regarding change in independent accountants (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K filed April 25, 2003).

31.1	Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.