Form 10QSB
period 2004-03-31
CHIRAL QUEST INC
filed 2004-05-17
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIESEXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

|_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIESEXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-16686

CHIRAL QUEST, INC.

(Exact name of issuer as specified in its charter)
Minnesota	58-1486040

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 Deer Park Drive, Suite E, Monmouth Junction, NJ	08852

(Address of Principal Executive Offices)	(Zip Code)

(732) 274-0399

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

As of May 15, 2004 there were 17,827,924 shares of the issuer’s common stock, $.01 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes |_|   No |X|

Index

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

Item 2.	Management’s Discussion and Analysis	9
	or Plan of Operation

Item 3.	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1.	Legal proceedings	14

Item 2.	Changes in Securities	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures	19

Forward-Looking Statements

     This Quarterly Report on Form 10-QSB contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to the risks identified under the section entitled “Risk Factors” following Item 1 in Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2003.

CHIRAL QUEST, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

March 31, 2004 (Unaudited)		December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,427,609	$659,117
Accounts receivable, net of allowance for doubtful accounts of $9,350 at March 31, 2004 and
$11,490 at December 31, 2003	109,352	51,705
Inventory	148,775	76,892
Prepaid expenses	43,304	50,052

Total Current Assets	6,729,040	837,766
PROPERTY AND EQUIPMENT, NET	296,295	254,649
SECURITY DEPOSITS	26,000	31,000
DEFERRED FINANCING COSTS	—	50,000
INTELLECTUAL PROPERTY RIGHTS, NET	430,394	412,442

TOTAL ASSETS	$7,481,729	$1,585,857

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$164,625	$273,414
Accrued expenses	193,475	226,200
Due to related party	6,000	1,201
Deferred revenue, current portion	220,392	220,592

Total Current Liabilities	584,492	721,407
LONG-TERM LIABILITIES
Deferred revenue, long-term portion	44,131	39,116

TOTAL LIABILITIES	628,623	760,523

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized, 17,827,924 shares issued and
outstanding at March 31, 2004 and 13,001,018 shares issued and outstanding at December 31, 2003	178,279	130,010
Additional paid-in capital	11,508,715	4,865,353
Deferred expenses	(681,592)	(758,824)
Accumulated deficit	(4,152,296)	(3,411,205)

Total Stockholders' Equity	6,853,106	825,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,481,729	$1,585,857

See accompanying notes to condensed consolidated financial statements

CHIRAL QUEST, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

REVENUE	$377,923	$72,059
COST OF GOODS SOLD	83,061	17,859

GROSS PROFIT	294,862	54,200

OPERATING EXPENSES
Management and consulting expenses	113,232	54,674
Research and development	252,104	96,233
Selling, general and administrative	415,742	163,484
Compensation	229,585	71,125
Depreciation and amortization	29,997	9,924

Total Operating Expenses	1,040,660	395,440

LOSS FROM OPERATIONS	(745,798)	(341,240)
INTEREST EXPENSE	—	(2,809)
INTEREST INCOME	4,707	5,759
NET LOSS	$(741,091)	$(338,290)

NET LOSS PER COMMON SHARE –
BASIC AND DILUTED	$(.05)	$(.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING – BASIC AND DILUTED	14,857,520	10,826,658

See accompanying notes to condensed consolidated financial statements.

CHIRAL QUEST, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Deferred Expenses	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount

Balance, January 1, 2004	13,001,018	$130,010	$4,865,353	$(758,824)	$(3,411,205)	$825,334
Private placement of common stock
February 25, 2004, net of expenses of $57,841	4,826,906	48,269	6,643,362	—	—	6,691,631
Amortization of deferred expenses	—	—	—	77,232	—	77,232
Net loss	—	—	—	—	(741,091)	(741,091)

Balance, March 31, 2004	17,827,924	$178,279	$11,508,715	$(681,592)	$(4,152,296)	$6,853,106

See accompanying notes to condensed consolidated financial statements

CHIRAL QUEST, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(741,091)	$(338,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,997	9,924
Amortization of deferred expenses	77,232	32,400
Changes in operating assets and liabilities:
Increase in accounts receivable	(57,647)	(21,972)
Increase in inventory	(71,883)	(6,788)
Decrease in prepaid expenses	6,748	—
Decrease in security deposits	5,000	—
Increase (decrease) in accounts payable	(108,789)	101,067
Decrease in accrued expenses and due to related party	(55,761)	(31,418)
Increase (decrease) in deferred revenue	4,815	(33,492)

Net Cash Used In Operating Activities	(911,379)	(288,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased property and equipment	(61,760)	—
Payments for intellectual property rights	—	(7,353)

Net Cash Used In Investing Activities	(61,760)	(7,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	—	(376,625)
Proceeds from loan payable	—	40,000
Cash received in merger and recapitalization	—	3,017,243
Private placement of common stock	6,741,631	—

Net Cash Provided By Financing Activities	6,741,631	2,680,618

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,768,492	2,384,696
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	659,117	33,520

CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,427,609	$2,418,216

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Reclassification of Deferred Financing Costs to Additional Paid-In Capital	$50,000	$—

Accrual for Intellectual Property Rights	$27,833	$—

See accompanying notes to condensed consolidated financial statements.

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2004 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSB of Chiral Quest Inc. and its subsidiary (the “Company” or “Chiral Quest”) as of and for the year ended December 31, 2003.

(B) Nature of Operations and Liquidity

Since the Company’s inception, it has generated sales revenue but no net profits. Management believes that the Company’s research and development (“R&D”) and manufacturing capacity will need to grow in order for the Company to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that the Company’s manufacturing capacity will continue to be enhanced with its new office and laboratory space located in Monmouth Junction, New Jersey that was leased in June 2003.

Since inception, the Company has incurred an accumulated deficit of $4,152,296 through March 31, 2004. For the three months ended March 31, 2004 the Company had a net loss of $741,091. Management expects the Company’s operating losses to increase significantly over the next several years, primarily due to the expansion of its R&D programs, the hiring of additional chemists, and the expansion of its manufacturing capabilities. There can be no assurance that the Company will ever be able to operate profitably.

As of March 31, 2004, the Company had working capital of $6,144,548 and cash and cash equivalents of $6,427,609. If the Company is unable to significantly increase its revenues, it will most likely require additional financing perhaps as early as of the second quarter of 2005 in order to continue operations. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third party lenders.

The Company’s net cash used in operating activities for the three months ended March 31, 2004 was $911,379. The Company’s net cash used in operating activities primarily consisted of a net loss of $741,091 and a decrease in accounts payable and accrued expenses of $164,550, an inventory increase of $71,883 and an increase in accounts receivable of $57,647.

The Company’s net cash used in investing activities for the three months ended March 31, 2004 totaled $61,760, which consisted of purchases of property and equipment.

The Company’s net cash provided by financing activities for the three months ended March 31, 2004 was $6,741,631. Financing activities consisted of the cash received in the private placement of the Company’s common stock on February 25, 2004.

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

Management anticipates that the Company’s capital resources will be adequate to fund its operations through at least March 31, 2005. However, changes may occur that would consume available capital resources before that time. The Company’s combined capital requirements will depend on numerous factors, including: competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated.

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

(C) Stock-Based Compensation

The Company accounts for its employee and director stock option plans using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees,” and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. For pro forma disclosure purposes, the Company values option issuances using the Black-Scholes option pricing model, with the following assumptions for the three months ended March 31, 2004: risk-free interest rate of 2% to 4%, volatility of 70% to 130%, lives of 5 to 10 years, and an assumed dividend yield of 0%. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company to employees by applying the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation,” to employee stock options, net loss and loss per share would have been increased to the pro forma amounts indicated below:

Three months ended March 31, 2004

Net loss as reported	$(741,091)
Total stock-based employee compensation expense using
the fair value based method for all awards, net of related
tax effects	(213,247)

Net loss, pro forma	$(954,338)

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

Basic and diluted net loss per common share:
As reported	$(0.05)
Pro forma	$(0.06)

In addition, options are issued to non-employees such as consultants, scientific advisory board members and directors. Any options issued to non-employees are recorded in the consolidated financial statements as deferred expenses in the stockholders’ equity section using the fair value method and then amortized to expense over the applicable service periods.

(D) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding for each period presented. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have had an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation was 2,846,607 at March 31, 2004. There were 1,547,855 potentially dilutive securities at March 31, 2003.

NOTE 2   INVENTORY

The principal components of inventory are as follows:

	March 31, 2004 (Unaudited)	December 31, 2003

Raw material compounds	$42,831	$25,796
Work in process	101,620	42,251
Finished goods	4,324	8,845

Total Inventory	$148,775	$76,892

NOTE 3  STOCKHOLDERS’ EQUITY

On February 25, 2004, the Company completed the sale of its securities in a private placement to accredited investors for gross proceeds of approximately $7.2 million. Investors in the private placement purchased an aggregate of approximately 4.8 million shares of the Company’s common stock at a price per share of $1.50. Additionally, investors received 5-year warrants to purchase one share of common stock at $1.65 per share for every two common shares purchased in the offering. ThinkEquity Partners LLC, Paramount BioCapital, Inc. and Casimir Capital L.P. acted as the placement agents for this offering and received fees of approximately $500,000 of which Paramount BioCapital, Inc., a related party, received $300,000. Net proceeds to the Company, after deducting placement agent fees and other expenses relating to the private placement, were approximately $6.7 million.

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 4  COMMITMENTS AND CONTINGENCIES

In April 2004, the Company appointed Ronald Brandt to be its interim Chief Executive Officer. See “Note 5 Subsequent Events.” Mr. Brandt will also continue to serve as the Company’s Vice President of Business Development. Mr. Brandt’s employment with the Company is governed pursuant to a three-year employment agreement entered into in October 2003, pursuant to which he is entitled to an annual base salary of $165,000. Mr. Brandt is also entitled to receive bonuses based on the Company’s gross revenues, as follows:

     (i) A one time payment of $50,000 upon the completion of the first two consecutive fiscal quarters in which the Company has gross revenue in excess of $1,000,000;

     (ii) A one time payment of $75,000 upon the completion of the first two consecutive fiscal quarters in which the Company has gross revenue in excess of $2,500,000;

     (iii) For each fiscal quarter in which the Company has gross revenue in excess of $2,500,000 following the first two consecutive fiscal quarters described in (ii) above, the Company will remit to the Executive a payment of $10,000.

     (iv) A one time payment of $100,000 upon the completion of the first two consecutive fiscal quarters in which the Company has gross revenue in excess of $5,000,000;

     (v) For each fiscal quarter in which the Company has gross revenue in excess of $5,000,000 following the first two consecutive fiscal quarters described in (iv) above, the Company will remit to the Executive a payment of $10,000 (in addition to the $10,000 payment in (iv) above);

In the event Mr. Brandt’s employment is terminated by the Company upon a “change of control” (as defined in the employment agreement), or for a reason other than “disability” or “cause” (as those terms are defined in the employment agreement), the Company has agreed to pay Mr. Brandt his base salary for 6 months, plus accrued bonuses, provided, that the Company’s obligation to continue paying his base salary for a 6-month period will be reduced by the amount Mr. Brandt earns from other employment during that period.

In connection with his employment agreement, the Company also granted to Mr. Brandt an option to purchase 175,000 shares of common stock at a price of $1.67 per share, which vests in three equal annual installments beginning October 2004. Further, following his appointment as interim chief executive officer in April 2004, Mr. Brandt received an option to purchase an additional 25,000 shares at $1.40 per share, which vests in 3 equal installments beginning April 2005.

NOTE 5  SUBSEQUENT EVENTS

In April 2004, Alan D. Roth, Ph.D., the Company’s President, Chief Executive Officer and Chief Financial Officer, resigned from those positions. Dr. Roth also resigned from the Company’s board of directors. Dr. Roth will continue to be employed by the Company until June 30, 2004, or such earlier date as Dr. Roth determines, in order to assist the Company as it transitions to a new chief executive officer. During this transition period, Dr. Roth will continue to receive his annualized base salary of $240,000. In connection with his separation, the Company has agreed to pay Dr. Roth a severance fee of $375,000, less the amount of salary paid to him during the remaining period of his employment. The severance will be expensed in the second quarter of 2004. Dr. Roth has also agreed to terminate all of his outstanding 865,230 stock options.

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS.

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

Since inception we have incurred an accumulated deficit of $4,152,296 through March 31, 2004. We expect our operating losses to increase significantly over the next several years, primarily due to expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities.

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

Since our inception, we have generated sales revenue but no net profits. Our management believes that our research and development (“R&D”) and manufacturing capacity will need to grow in order for us to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. We believe that our manufacturing capacity will continue to be enhanced with the expansion of our new office and laboratory space located in Monmouth Junction, New Jersey that was leased in June 2003.

On February 18, 2003, we acquired Surg II, Inc., a Minnesota corporation (“Surg”), in a reverse merger transaction (the “Merger”). Pursuant to the terms of the Merger, Chiral Quest, LLC merged with and into a wholly-owned subsidiary of Surg. In exchange for all of the outstanding membership interests of Chiral Quest, LLC, Surg issued to the former member of Chiral Quest, LLC a number of shares of Surg’s common stock that resulted in the members of Chiral Quest, LLC owning two-thirds of Surg’s outstanding shares following the Merger. In connection with the Merger, Surg changed its name to Chiral Quest, Inc., a Minnesota corporation, and adopted the business plan of Chiral Quest, LLC. Accordingly, when we refer to our business or financial information relating to periods prior to the Merger, we are referring to the business and financial information of Chiral Quest, LLC, unless the context indicates otherwise.

Results of Operations – For the Three Months Ended March 31, 2004 vs. 2003

Our revenues for the three months ended March 31, 2004 were $377,923 as compared to $72,059 for the three months ended March 31, 2003. For the three months ended March 31, 2004, approximately 8% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 92% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties. For the three months ended March 31, 2003, approximately 46% of total revenue was derived from the amortization of option fee income and 54% of total revenue was comprised of sales or our ligands. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

Cost of goods sold for three months ended March 31, 2004 was $83,061 as compared to $17,859 during the three months ended March 31, 2003. The increase in cost of goods sold is attributed to the materials used in production for projects completed and shipped along with allocation of direct labor and overhead expenses to finished goods.

Management and consulting expenses for the three months ended March 31, 2004 were $113,232 as compared to $54,674 during the three months ended March 31, 2003. The overall change for the three months ended March 31, 2004 vs. March 31, 2003 was primarily caused by an increase in consulting expense. Consulting expense increased due to the new consultant agreement entered with our CTO at a rate of $10,000 per month effective May 15, 2003. In addition, consulting expense increased due to the amortization of stock options issued to consultants, scientific advisory board members, during the second, third and fourth quarters of 2003.

Our R&D expenses for the three months ended March 31, 2004 were $252,104 as compared to $96,233 during the three months ended March 31, 2003. This increase was primarily caused by increased utilization of the Penn State research resources in connection with the development of new ligands. The agreement with Penn State which has been extended to October 14, 2004, provides for the Company to fund services of four post-doctorate fellows who, under the supervision of the CTO, conduct research and provide research quantities of chiral ligands to the Company. The future obligation payable by the Company through October 14, 2004 as of the end of the agreement is approximately $146,000. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. In addition, during the second quarter of 2003, we opened an additional laboratory facility in New Jersey that enabled us to produce both research and commercial quantities of our ligands. In connection with the new facility, numerous lab supplies and chemicals were purchased. Accordingly, we incurred increased expenses in the first quarter due to the opening of the New Jersey facility, along with the increased costs of using the facility and chemists at Penn State.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2004 were $415,742 as compared to $163,484 during the three months ended March 31, 2003. This increase in SG&A expenses was due in part to establishing contract reserves, higher temporary contractor fees, higher legal and accounting fees, increased rent expense for the New Jersey facility, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

Compensation expense was $229,585 for the three months ended March 31, 2004 as compared to $71,125 for the three months ended March 31, 2003. This increase was caused primarily by the new CEO (hired in November 2002) receiving an annual base salary of $205,000 effective at the date of the Merger with Surg II, Inc., as provided for in his employment agreement. In addition, compensation expense increased due to the hiring of a vice president of business development, a controller, and several chemists to work at the new laboratory facility in New Jersey. Compensation expense as it relates to direct labor for ongoing and completed projects, has been capitalized as part of inventory work in process and finished goods as these cost components relate directly to cost of goods sold.

Depreciation and amortization expenses for the three months ended March 31, 2004 were $29,997 as compared to $9,924 during the three months ended March 31, 2003. This increase was primarily related to fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the newly leased facility in New Jersey.

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

Our net loss for the three months ended March 31, 2004 was $741,091 as compared to $338,290 for the three months ended March 31, 2003. The increased net loss for the three months ended March 31, 2004 as compared to March 31, 2003 was primarily due to higher R&D expenses incurred with funding Penn State’s research services provided to the Company, increased operational expenditures comprised of higher total rent expense due to the newly leased New Jersey facility in June 2003, higher legal and accounting expenses, higher payroll expenses associated with having more employees along with higher temporary agency fees, along with the establishment of contract reserves. We expect losses to continue and increase in the next year as we attempt to expand our laboratory space.

Liquidity and Capital Resources

As of March 31, 2004, we had working capital of $6,144,548 and cash and cash equivalents of $6,427,609. If we are unable to significantly increase our revenues, we may require additional financing as early as of the second quarter of 2005 in order to continue operations. The most likely source of financing includes private placements of our equity or debt securities or bridge loans to the Company from third party lenders.

The Company’s net cash used in operating activities for the three months ended March 31, 2004 was $911,379, which was primarily attributable to the Company’s net loss of $741,091, along with inventory purchases of $71,883, the decreases in accounts payable and accrued expenses of $164,550, and an increase of accounts receivable of $57,647.

The Company’s net cash used in investing activities for the three months ended March 31, 2004 totaled $61,760, which consisted of purchases of property and equipment primarily used in the New Jersey facility.

The Company’s net cash provided by financing activities for the three months ended March 31, 2004 was $6,741,631, which was the result of funding provided through the private placement of the Company’s common stock.

Management believes that the capital resulting from the private placement will provide sufficient resources to fund our continued operational expansion and corporate development for at least the next twelve months. Our long term liquidity is contingent upon achieving increased sales and/or obtaining additional financing.

Our working capital requirements will depend upon numerous factors, including, without limitation, the progress of our R&D programs, the resources we devote to developing manufacturing and marketing capabilities, technological advances, the status of competitors, and our ability to establish sales arrangements with new customers. Working capital will also be affected by the expansion of office and laboratory space lease agreements that were entered into during the second quarter of 2003 and first quarter of 2004, along with the hiring of additional employees.

We have formed two China subsidiaries through which we intend to open a laboratory facility in the People’s Republic of China. We expect to provide at least $65,000 of capital to the China subsidiary during the second quarter of 2004. Our management believes that by opening a facility in China to

CHIRAL QUEST, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

produce non-proprietary chemical building blocks and related compounds, we will be able to significantly decrease our manufacturing costs and expenses, enabling us to cost-effectively produce our ligands and end products and make our products substantially more competitive and even more attractive to current and potential customers. We expect operations to commence on a limited basis by June 2004.

Item 3. Controls and Procedures

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the fiscal three months ended March 31, 2004, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings.

None

Item 2. Changes in Securities.

On February 25, 2004, the Company sold an aggregate of 4,826,906 shares of its common stock at a price of $1.50 per share, to 134 purchasers, for aggregate gross proceeds of approximately $7,240,000. Each purchaser also received a warrant to purchase at a price of $1.65 per share an additional number of shares of common stock equal to one-half of the shares purchased. In connection with this sale, the Company engaged ThinkEquity Partners, LLC , Paramount BioCapital, Inc., and indirectly, Casimir Capital, L.P., to serve as placement agents. As compensation for their services, the Company paid aggregate cash commissions of approximately $506,825, representing 7 percent of the gross proceeds raised in the offering, and issued to the placement agents warrants to purchase an aggregate of 482,691 shares of common stock at a price of $1.65 per share. The Company relied on the exemption from federal registration under Section 4(2) of the Securities Act based on (i) its belief that the sale did not involve a public offering as no general solicitation was involved and (ii) each purchaser was an accredited investor.

Item 5. Other Information.

On March 26, 2004, the Company filed a registration statement on Form SB-2 (SEC File No. 333-113980) registering the resale of 7,723,041 shares of the Company’s common stock sold in the private placement described in Item 2 above, which included 2,896,135 shares issuable upon exercise of the warrants issued in connection with the private placement. On April 26, 2004, the Securities and Exchange Commission declared the registration statement effective.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant issued in connection with February 2004 private placement (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form SB-2 filed March 26, 2004 (File No. 333-113980)).

10.1	Employment Agreement dated October 6, 2003 between the Company and Ronald
Brandt.

31.1	Certification of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

     On January 5, 2004, we filed an amendment on Form 8-K/A to our current report on Form 8-K dated December 12, 2003 disclosing a change in our independent public accountants from Weinberg and Company, P.A. to J.H. Cohn LLP.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIRAL QUEST, INC.

Date: May 17, 2004	By:	/s/ Ronald Brandt

Ronald Brandt Chief Executive Officer

Date: May 17, 2004	By:	/s/ Brian Lenz

Brian Lenz Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement dated October 6, 2003 between the Company and Ronald
Brandt.

31.1	Certification of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.