Form 10QSB
period 2004-06-30
CHIRAL QUEST INC
filed 2004-08-16
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

|_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-16686

VIOQUEST PHARMACEUTICALS, INC.
(Exact name of issuer as specified in its charter)

Minnesota	58-1486040
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 Deer Park Drive, Suite E, Monmouth Junction, NJ	08852
(Address of Principal Executive Offices)	(Zip Code)

(732) 274-0399
(Issuer’s telephone number)

Chiral Quest, Inc.
(former name, former address and former fiscal year, if changed from last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

As of August 13, 2004 there were 17,827,924 shares of the issuer’s common stock, $.01 par value, outstanding.

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

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

	June 30, 2004 (Unaudited)	December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,258,622	$659,117
Accounts receivable, net of allowance for doubtful accounts of $8,900 at June 30, 2004 and $11,490 at December 31, 2003	169,005	51,705
Inventory	78,808	76,892
Prepaid expenses	39,850	50,052

Total Current Assets	5,546,285	837,766
PROPERTY AND EQUIPMENT, NET	353,347	254,649
SECURITY DEPOSITS	26,000	31,000
DEFERRED FINANCING COSTS	—	50,000
INTELLECTUAL PROPERTY RIGHTS, NET	488,159	412,442

TOTAL ASSETS	$6,413,791	$1,585,857

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$454,062	$273,414
Accrued expenses	198,930	226,200
Due to related party	—	1,201
Deferred revenue, current portion	101,253	220,592

Total Current Liabilities	754,245	721,407
LONG-TERM LIABILITIES
Deferred revenue, long-term portion	14,710	39,116

TOTAL LIABILITIES	768,955	760,523

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized, 17,827,924 shares issued and outstanding at June 30, 2004 and 13,001,018 shares issued and outstanding at December 31, 2003	178,279	130,010
Additional paid-in capital	11,508,715	4,865,353
Deferred expenses	(608,137)	(758,824)
Accumulated deficit	(5,434,021)	(3,411,205)

Total Stockholders' Equity	5,644,836	825,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,413,791	$1,585,857

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

REVENUE	$357,200	$59,382	$735,123	$131,441

COST OF GOODS SOLD	(294,188)	(7,528)	(377,249)	(25,387)

GROSS PROFIT	63,012	51,854	357,874	106,054

OPERATING EXPENSES
Management and consulting fees	124,660	71,335	237,892	126,009
Research and development	205,946	110,242	458,050	206,475
Selling, general and administrative	388,330	259,882	804,072	423,366
Compensation	574,293	146,595	803,878	217,720
Depreciation and amortization	62,608	32,716	92,605	42,640

Total Operating Expenses	1,355,837	620,770	2,396,497	1,016,210

LOSS FROM OPERATIONS	(1,292,825)	(568,916)	(2,038,623)	(910,156)

INTEREST INCOME, NET	11,100	4,730	15,807	7,680

NET LOSS	$(1,281,725)	$(564,186)	$(2,022,816)	$(902,476)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(.07)	$(.04)	$(.12)	$(.08)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	17,827,924	13,001,018	16,342,722	11,937,998

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

			Additional			Total
	Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Expenses	Deficit	Equity

Balance, January 1, 2004	13,001,018	$130,010	$4,865,353	$(758,824)	$(3,411,205)	$825,334
Private placement of common stock net of expenses of $57,841	4,826,906	48,269	6,643,362	—	—	6,691,631
Amortization of deferred expenses	—	—	—	150,687	—	150,687
Net loss	—	—	—	—	(2,022,816)	(2,022,816)

Balance, June 30, 2004	17,827,924	$178,279	$11,508,715	$(608,137)	$(5,434,021)	$5,644,836

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,022,816)	$(902,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,605	42,640
Amortization of deferred expenses	150,687	76,734
Changes in operating assets and liabilities:
Increase in accounts receivable	(117,300)	(47,874)
Increase in inventory	(1,916)	(10,090)
Decrease (Increase) in prepaid expenses	10,202	(7,985)
Decrease (Increase) in security deposits	5,000	(20,000)
Increase in accounts payable	180,648	98,774
(Decrease) Increase in accrued expenses and due to related party	(46,362)	83,454
Decrease in deferred revenue	(143,745)	(66,984)

Net Cash Used In Operating Activities	(1,892,997)	(753,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	(156,850)	(139,297)
Payments for intellectual property rights	(92,279)	(30,160)

Net Cash Used In Investing Activities	(249,129)	(169,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	—	(336,625)
Cash received in merger and recapitalization	—	3,017,243
Private placement of common stock	6,741,631	—

Net Cash Provided By Financing Activities	6,741,631	2,680,618

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,599,505	1,757,354
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	659,117	33,520

CASH AND CASH EQUIVALENTS – END OF PERIOD	$5,258,622	$1,790,874

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Reclassification of Deferred Financing Costs to Additional Paid-In Capital	$50,000	$—

Accrual for Intellectual Property Rights	$17,891	$—

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

(B) Liquidity

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

Since inception, the Company has incurred an accumulated deficit of $5,434,021 through June 30, 2004. For the three and six months ended June 30, 2004 the Company had net losses of $1,281,725 and $2,022,816, respectively. Management expects the Company’s operating losses to increase significantly over the next several years, primarily due to the expansion of its R&D programs, the hiring of additional chemists, and the expansion of its manufacturing capabilities. There can be no assurance that the Company will ever be able to operate profitably.

As of June 30, 2004, the Company had working capital of $4,792,040 and cash and cash equivalents of $5,258,622. If the Company is unable to significantly increase its revenues, it will most likely require additional financing, perhaps as early as the second quarter of 2005 in order to continue operations. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third party lenders.

The Company’s net cash used in operating activities for the six months ended June 30, 2004 was $1,892,997. The Company’s net cash used in operating activities primarily consisted of a net loss of $2,022,816, an increase in accounts receivable of $117,300 and decreases in accrued expenses and deferred revenue of $46,362 and $143,745, respectively, offset by an increase in accounts payable of $180,648.

The Company’s net cash used in investing activities for the six months ended June 30, 2004 totaled $249,129, which consisted of purchases of equipment for $156,850 related to the laboratory expansion completed in April 2004, along with patent applications expenditures of $92,279.

The Company’s net cash provided by financing activities for the six months ended June 30, 2004 was $6,741,631. Financing activities consisted of the cash received in the private placement of the Company’s common stock on February 25, 2004.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

Management anticipates that the Company’s capital resources will be adequate to fund its operations through June 30, 2005. However, changes may occur that would consume available capital resources before that time. The Company’s combined capital requirements will depend on numerous factors, including: competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, the establishment and funding of the Chiral Quest, Jiashan, China facility, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated.

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

The Company’s ability to achieve profitability depends upon, among other things, its ability to discover and develop products (specifically new “ligands” which are the Company’s core proprietary technology consisting of molecular compounds that create a chiral center), and to develop its products on a commercial scale through a cost effective and efficient process. To the extent that the Company is unable to produce, directly or indirectly, ligands in quantities required for commercial use, it will not realize any significant revenues from its technology. Moreover, there can be no assurance that it will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

(C) Stock-Based Compensation

The Company accounts for its employee and director stock option plans using the intrinsic value method in accordance with APB Opinion No. 25, “ Accounting For Stock Issued To Employees, ” and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. For pro forma disclosure purposes, the Company values option issuances using the Black-Scholes option pricing model, for the three and six months ended June 30, 2004 and 2003. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company to employees by applying the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation,” to employee stock options, net loss and loss per share would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

Net loss as reported	$(1,281,725)	$(564,186)	$(2,022,816)	$(902,476)

Total stock-based employee compensation expenses using the fair value based method for all awards, net of related tax effects	(8,542)	(15,789)	(48,205)	(131,614)

Net loss, pro forma	$(1,290,267)	$(579,975)	$(2,071,021)	$(1,034,090)

Basic and diluted net loss per common share:
As reported	$(.07)	$(.04)	$(.12)	$(.08)
Pro forma	$(.07)	$(.04)	$(.13)	$(.09)

Black-Scholes option pricing assumptions
Risk-free interest rate	3%-4.5%	2.3%-4%	3.6%-4.5%	2.3%-4%
Volatility	64%-77%	64%-128%	39%-127%	64%-128%
Lives in years	10	3-10	10	3-10
Dividend yield	0%	0%	0%	0%

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

In addition, options are issued to non-employees such as consultants, scientific advisory board members and directors. Any options issued to non-employees are recorded in the consolidated financial statements as deferred expenses in the stockholders’ equity section using the fair value method and then amortized to expense over the applicable service periods.

(D) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding for each period presented. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have had an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation was 2,083,877 at June 30, 2004. There were 2,506,047 potentially dilutive securities at June 30, 2003.

NOTE 2   INVENTORY

The principal components of inventory are as follows:

	June 30, 2004(Unaudited)	December 31, 2003

Raw material compounds	$34,987	$25,796
Work in process	39,497	42,251
Finished goods	4,324	8,845

Total Inventory	$78,808	$76,892

NOTE 3   STOCKHOLDERS’ EQUITY

On February 25, 2004, the Company completed the sale of its securities in a private placement to accredited investors for gross proceeds of approximately $7.2 million. Investors in the private placement purchased an aggregate of approximately 4.8 million shares of the Company’s common stock at a price per share of $1.50. Additionally, investors received one 5-year warrant to purchase one share of common stock at $1.65 per share for every two common shares purchased in the offering (a total of 2.4 million warrants). ThinkEquity Partners LLC, Paramount BioCapital, Inc. and Casimir Capital L.P. acted as the placement agents for this offering and received fees of approximately $500,000 of which Paramount BioCapital, Inc., a related party, received $300,000. Net proceeds to the Company, after deducting placement agent fees and other expenses relating to the private placement, were approximately $6.7 million.

The table below illustrates the number of stock options issued to: employees, scientific advisory board members, board of directors and consultants which were issued for services provided:

For the Six Months Ended June 30, 2004

Balance, January 1, 2004	2,841,857
Granted	205,000
Exercised	0
Expired	(250)
Terminated	(962,730)

Balance, June 30, 2004	2,083,877

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 4   COMMITMENTS AND CONTINGENCIES

In April 2004, the Company appointed Ronald Brandt to be its President and Chief Executive Officer on an interim basis. In June 2004, the Company appointed Mr. Brandt to serve as President and Chief Executive Officer of its chiral ligand operating subsidiary. In connection with that appointment, Mr. Brandt entered into a new employment agreement with such subsidiary, which superseded his October 2003 employment agreement with the Company. Mr. Brandt’s new employment agreement provides for a term expiring in October 2006 and maintains his annual base salary of $200,000. Mr. Brandt is also entitled to receive bonuses based on the Company’s gross revenues, as follows:

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

     (iv) A one time payment of $100,000 upon the completion of the first two consecutive fiscal quarters in which the Company has gross revenue in excess of $5,000,000; and

     (v) For each fiscal quarter in which the Company has gross revenue in excess of $5,000,000 following the first two consecutive fiscal quarters described in (iv) above, the Company will remit to the Executive a payment of $10,000 (in addition to the $100,000 payment in (iv) above).

Mr. Brandt is also entitled to a $100,000 bonus upon such time as the Company sells the operating subsidiary for gross proceeds of at least $40 million.

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

In connection with his employment agreement, Mr. Brandt also received options to purchase an aggregate of 400,000 shares of Company common stock at $1.01 per share (the fair market value at the date of grant). Of such options, the right to purchase 100,000 shares vests in three equal annual installments beginning June 2004. The right to purchase the remaining 300,000 shares vests as follows: (1) 100,000 shares vest at such time as the closing bid price for the Company’s common stock exceeds $3.00 per share for 10 consecutive trading days during the term of the employment agreement; (2) 100,000 shares vest at such time as the closing bid price for the Company’s common stock exceeds $5.00 per share for 10 consecutive trading days during the term of the employment agreement; and 100,000 shares vest at such time as the closing bid price for the Company’s common stock exceeds $7.00 per share for 10 consecutive trading days during the term of the employment agreement. Mr. Brandt further received an option to purchase 2.5% of the subsidiary’s common stock at a price of $.01 per share, which will vest in 3 annual installments commencing June 2005.

NOTE 5   SUBSEQUENT EVENTS

On August 12, 2004, the Company announced that it changed its name to VioQuest Pharmaceuticals, Inc. and created a new wholly owned subsidiary, VioQuest Drug Development, Inc. which will concentrate on acquiring, developing and commercializing human therapeutics.

The Company also announced that it will assign substantially all of its operating and technology assets relating to its proprietary chemical catalysis platform to a second wholly owned subsidiary which will be re-named Chiral Quest, Inc., and will continue to aggressively pursue its current business plan to commercialize its technology.

NOTE 6   CONTINGENCIES

On August 6, 2004, the Company received a letter from a competitor notifying the Company of the competitor’s belief that one of the Company's proprietary ligands was infringing on a European patent held by such competitor. The Company believes that the competitor’s claims are without merit. Although the Company does not believe the competitor’s claims have any merit, even if the Company were prevented from selling or otherwise marketing the ligand, such prohibition would not have a material adverse effect on the Company’s financial condition or results of operations.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Since inception we have incurred an accumulated deficit of $5,434,021 through June 30, 2004. We expect our operating losses to increase significantly over the next several years, primarily due to expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities.

Our ability to achieve profitability depends upon, among other things, our ability to discover and develop products (specifically new “ligands” which are the Company’s core proprietary technology consisting of molecular compounds that create a chiral center), and to develop our products on a commercial scale through a cost effective and efficient process. To the extent that we are unable to produce, directly or indirectly, ligands in quantities required for commercial use, we will not realize any significant revenues from our technology. Moreover, there can be no assurance that we will ever achieve significant revenues or profitable operations from the sale of any of our products or technologies.

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

On February 18, 2003, we acquired Surg II, Inc., a Minnesota corporation (“Surg”), in a reverse merger transaction (the “Merger”). Pursuant to the terms of the Merger, Chiral Quest, LLC merged with and into a wholly-owned subsidiary of Surg. In exchange for all of the outstanding membership interests of Chiral Quest, LLC, Surg issued to the former member of Chiral Quest, LLC a number of shares of Surg’s common stock that resulted in the members of Chiral Quest, LLC owning two-thirds of Surg’s outstanding shares following the Merger. In connection with the Merger, Surg changed its name to Chiral Quest, Inc., a Minnesota corporation, and adopted the business plan of Chiral Quest, LLC. Accordingly, when we refer to our business or financial information relating to periods prior to the Merger, we are referring to the business and financial information of Chiral Quest, LLC, unless the context indicates otherwise. In August 2004, we changed the Company’s name to VioQuest Pharmaceuticals, Inc.

Results of Operations – For the Three Months Ended June 30, 2004 vs. 2003

Our revenues for the three months ended June 30, 2004 were $357,200 as compared to $59,382 for the three months ended June 30, 2003. For the three months ended June 30, 2004, approximately 8% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 92% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties. For the three months ended June 30, 2003, approximately 56% of total revenue was derived from the amortization of option fee income and 46% of total revenue was comprised of sales or our ligands. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Cost of goods sold for three months ended June 30, 2004 was $294,188 as compared to $7,528 during the three months ended June 30, 2003. The increase in cost of goods sold is attributable to the materials used in production for projects completed and shipped along with the allocation of direct labor and overhead expenses to finished goods.

Management and consulting expenses for the three months ended June 30, 2004 were $124,660 as compared to $71,335 during the three months ended June 30, 2003. The overall change for the three months ended June 30, 2004 vs. June 30, 2003 was primarily caused by an increase in consulting expense. Consulting expense increased due to the new consulting agreement we entered into with our CTO at a rate of $10,000 per month effective May 15, 2003, along with the Company utilizing the consulting services of a previous employee during the second quarter 2004. In addition, consulting expense increased due to the amortization of the fair value of stock options issued to consultants and scientific advisory board members, during the second, third, and fourth quarters of 2003.

Our R&D expenses for the three months ended June 30, 2004 were $205,946 as compared to $110,242 during the three months ended June 30, 2003. This increase was primarily caused by increased utilization of the Penn State research resources in connection with the development of new ligands. The agreement with Penn State, which has been extended to October 14, 2004, provides for the Company to fund services of four post-doctorate fellows whom under the supervision of the CTO, conduct research and provide research quantities of chiral ligands to the Company. The future obligation payable by the Company through October 14, 2004 as of the end of the agreement is approximately $73,000. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. In addition, during the second quarter of 2003, we opened an additional laboratory facility in New Jersey, and have completed an expansion to the facility in April 2004, that enabled us to produce both research and commercial quantities of our ligands. In connection with the new facility and its expansion, numerous lab supplies and chemicals were purchased. Accordingly, we incurred increased expenses in the second quarter due to the opening and expansion of the New Jersey facility, along with the increased costs of using the facility and chemists at Penn State.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2004 were $388,330 as compared to $259,882 during the three months ended June 30, 2003. This increase in SG&A expenses was due in part to establishing contract reserves, increased usage of temporary contractors, higher legal and accounting fees, increased rent expense for the New Jersey facility as a result of the facility’s expansion, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

Compensation expense was $574,293 for the three months ended June 30, 2004 as compared to $146,595 for the three months ended June 30, 2003. This increase was caused primarily by the resignation of the CEO effective April 16 2004, which resulted in a charge of $375,000 in severance costs. In addition, compensation expense increased due to the hiring of a vice president of business development, a controller, and several chemists to work at the new laboratory facility in New Jersey. Compensation expense as it relates to direct labor for ongoing and completed projects, has been capitalized as part of inventory work in process and finished goods as these cost components relate directly to cost of goods sold.

Depreciation and amortization expenses for the three months ended June 30, 2004 were $62,608 as compared to $32,716 during the three months ended June 30, 2003. This increase was primarily related to fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the newly leased facility and expansion in New Jersey.

Interest income for the three months ended June 30, 2004 was $11,100 as compared to $4,730 for the three months ended June 30, 2003. The increase in interest income is attributed to having higher cash reserves as a result of the funds received from the private placement of the Company’s common stock in February 2004.

Our net loss for the three months ended June 30, 2004 was $1,281,725 as compared to $564,186 for the three months ended June 30, 2003. The increased net loss for the three months ended June 30, 2004 as compared to June 30, 2003 was primarily due to the severance costs associated with the resignation of the Company’s CEO in April 2004, higher R&D expenses incurred with funding Penn State’s research services provided to the Company, increased operational expenditures comprised of higher total rent expense due to the newly leased, and expanded New Jersey facility in June 2003 and April 2004 respectively, higher legal and accounting expenses, higher payroll expenses associated with having more employees along with increased usage of temporary contractors, along with the establishment of contract reserves. We expect losses to continue and increase in the next year as we attempt to expand our laboratory space.

Results of Operations – For the Six Months Ended June 30, 2004 vs. 2003

Our revenues for the six months ended June 30, 2004 were $735,123 as compared to $131,441 for the six months ended June 30, 2003. For the six months ended June 30, 2004, approximately 8% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 92% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties. For the six months ended June 30, 2003, approximately 51% of total revenue was derived from the amortization of option fee income and 49% of total revenue was comprised of sales or our ligands. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Cost of goods sold for the six months ended June 30, 2004 was $377,249 as compared to $25,387 during the six months ended June 30, 2003. The increase in cost of goods sold is attributable to the materials used in production for projects completed and shipped along with the allocation of direct labor and overhead expenses to finished goods.

Management and consulting expenses for the six months ended June 30, 2004 were $237,892 as compared to $126,009 during the six months ended June 30, 2003. The overall change for the six months ended June 30, 2004 vs. June 30, 2003 was primarily caused by an increase in consulting expense. Consulting expense increased due to the new consulting agreement we entered into with our CTO at a rate of $10,000 per month effective May 15, 2003, along with the Company utilizing the consulting services of a previous employee during the second quarter 2004. In addition, consulting expense increased due to the amortization of the fair value of stock options issued to consultants and scientific advisory board members, during the second, third and fourth quarters of 2003. The increased management and consulting expenses have been offset by a decrease in management expenses, charged by Paramount BioCapital LLC, for administrative services which are no longer required by the Company.

Our R&D expenses for the six months ended June 30, 2004 were $458,050 as compared to $206,475 during the six months ended June 30, 2003. This increase was primarily caused by increased utilization of the Penn State research resources in connection with the development of new ligands. The agreement with Penn State, which has been extended to October 14, 2004, provides for the Company to fund services of four post-doctorate fellows who, under the supervision of the CTO, conduct research and provide research quantities of chiral ligands to the Company. The future obligation payable by the Company through October 14, 2004 as of the end of the agreement is approximately $73,000. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. In addition, during the second quarter of 2003, we opened an additional laboratory facility in New Jersey, and have completed an expansion to the facility in April 2004, that enabled us to produce both research and commercial quantities of our ligands. In connection with the new facility and its expansion, numerous lab supplies and chemicals were purchased. Accordingly, we incurred increased expenses for the six months ended June 30, 2004, due to the opening and expansion of the New Jersey facility, along with the increased costs of using the facility and chemists at Penn State.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2004 were $804,072 as compared to $423,366 during the six months ended June 30, 2003. This increase in SG&A expenses was due in part to establishing contract reserves, increased usage of temporary contractors, higher legal and accounting fees, increased rent expense for the New Jersey facility as a result of the facility’s expansion, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

Compensation expense was $803,878 for the six months ended June 30, 2004 as compared to $217,720 for the six months ended June 30, 2003. This increase was caused primarily by the resignation of the CEO effective April 16 2004, which resulted in charge of $375,000 in severance costs. In addition, compensation expense increased due to the hiring of a vice president of business development, a controller, and several chemists to work at the new laboratory facility in New Jersey.

Compensation expense as it relates to direct labor for ongoing and completed projects, has been capitalized as part of inventory work in process and finished goods as these cost components relate directly to cost of goods sold.

Depreciation and amortization expenses for the six months ended June 30, 2004 were $92,605 as compared to $42,640 during the six months ended June 30, 2003. This increase was primarily related to fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the newly leased facility and expansion in New Jersey. Additionally, the Company recognized a one time charge to the amortization of patents for approximately $13,000. This adjustment to patent amortization was based upon properly accounting for the amortization of a patents legal life of 17 years from the prior amortization of 20 years.

Interest income for the six months ended June 30, 2004 was $15,807 as compared to $7,680 for the six months ended June 30, 2003. The increase in interest income is attributed to having higher cash reserves as a result of the funds received from the private placement of the Company’s common stock in February 2004.

Our net loss for the six months ended June 30, 2004 was $2,022,816 as compared to $902,476 for the six months ended June 30, 2003. The increased net loss for the six months ended June 30, 2004 as compared to June 30, 2003 was primarily due to the severance costs associated with the resignation of the Company’s CEO, higher R&D expenses incurred with funding Penn State’s research services provided to the Company, increased operational expenditures comprised of higher total rent expense due to the newly leased, and expanded New Jersey facility in June 2003 and April 2004 respectively, higher legal and accounting expenses, higher payroll expenses associated with having more employees along with increased usage of temporary contractors, along with the establishment of contract reserves. We expect losses to continue and increase in the next year as we attempt to expand our laboratory space.

Liquidity and Capital Resources

As of June 30, 2004, we had working capital of $4,792,040 and cash and cash equivalents of $5,258,622. If we are unable to significantly increase our revenues, we may require additional financing as early as the second quarter of 2005 in order to continue operations. The most likely source of financing includes private placements of our equity or debt securities or bridge loans to the Company from third party lenders.

The Company’s net cash used in operating activities for the six months ended June 30, 2004 was $1,892,997. The Company’s net cash used in operating activities primarily consisted of a net loss of $2,022,816, an increase in accounts receivable of $117,300 and decreases in accrued expenses and deferred revenue of $46,362 and $143,745, respectively, offset by an increase in accounts payable of $180,648.

The Company’s net cash used in investing activities for the six months ended June 30, 2004 totaled $249,129, which consisted of purchases of property and equipment primarily used in the New Jersey facility, along with patent application expenditures.

The Company’s net cash provided by financing activities for the six months ended June 30, 2004 was $6,741,631, which was the result of funding provided through the private placement of the Company’s common stock.

Management believes that the capital resulting from the private placement will provide sufficient resources to fund our continued operational expansion and corporate development through approximately the second quarter of 2005. Our long term liquidity is contingent upon achieving increased sales and/or obtaining additional financing.

Our working capital requirements will depend upon numerous factors, including, without limitation, the progress of our R&D programs, the resources we devote to developing manufacturing and marketing capabilities, technological advances, the status of competitors, and our ability to establish sales arrangements with new customers. Working capital will also be affected by the expansion of office and laboratory space lease agreements that were entered into during the second quarter of 2003 and first quarter of 2004, along with the hiring of additional employees, in addition to the establishment and funding of the China subsidiary.

We have formed two China subsidiaries through which we intend to open a laboratory facility in the People’s Republic of China. We have provided $66,000 of capital to the China subsidiary during the second quarter of 2004. Our management believes that by opening a facility in China to produce non-proprietary chemical building blocks and related compounds, we will be able to significantly decrease our manufacturing costs and expenses, enabling us to cost-effectively produce our ligands and end products and make our products substantially more competitive and even more attractive to current and potential customers. We expect operations to commence on a limited basis by the end of fiscal 2004.

Item 3. Controls and Procedures

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our chief executive and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the fiscal three months ended June 30, 2004, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings.

The Company is not a party to any material litigation or other proceeding and is not aware of any threatened litigation that would have a material adverse effect on its business.

Item 5. Other Information.

On August 12, 2004, the Company announced that it had formed a new wholly owned subsidiary, VioQuest Drug Development, Inc., which will concentrate on acquiring, developing and commercializing human therapeutics. The Company’s press release dated August 12, 2004 is attached hereto as Exhibit 99.1 and incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.	Description
10.1	Employment Agreement dated June 17, 2004 between CQ Acquisition, Inc. and Ronald Brandt.
31.1	Certification of Chief Executive Officer
31.2	Certification of Interim Chief Financial Officer
32.1	Certifications of Chief Executive and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated August 12, 2004.

(b)      Reports on Form 8-K

     None.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOQUEST PHARMACEUTICALS, INC.
Date: August 16, 2004	By:	/s/ Ronald Brandt
Ronald Brandt Chief Executive Officer
Date: August 16, 2004	By:	/s/ Brian Lenz
Brian Lenz Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement dated June 17, 2004 between CQ Acquisition, Inc. and Ronald Brandt.
31.1	Certification of Chief Executive Officer
31.2	Certification of Interim Chief Financial Officer
32.1	Certifications of Chief Executive and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated August 12, 2004.

