Form 10QSB
period 2004-09-30
CHIRAL QUEST INC
filed 2004-11-12
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of November 12, 2004 there were 17,827,924 shares of the issuer’s common stock, $.01 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐   No ☒

Index

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
Item 2.	Management’s Discussion and Analysis	9
	or Plan of Operations
Item 3.	Controls and Procedures	13
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	14
	Signatures	15
	Exhibit Index	16

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the continued availability of our chief technology officer, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our customers’ products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” following Item 1 in Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2003.

PART I - FINANCIAL INFORMATION Item 1. Unaudited Condensed Consolidated Financial Statements

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,059,550	$659,117
Accounts receivable, net of allowance for doubtful accounts of
$7,270 at September 30, 2004 and $11,490 at December 31, 2003	288,878	51,705
Inventories	144,566	76,892
Prepaid expenses	74,601	50,052
Total Current Assets	4,567,595	837,766
PROPERTY AND EQUIPMENT, NET	385,458	254,649
SECURITY DEPOSITS	68,700	31,000
DEFERRED FINANCING COSTS	—	50,000
INTELLECTUAL PROPERTY RIGHTS, NET	514,550	412,442
TOTAL ASSETS	$5,536,303	$1,585,857
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$459,111	$273,414
Accrued expenses	52,325	226,200
Due to related party	—	1,201
Deferred revenue, current portion	97,402	220,592
Total Current Liabilities	608,838	721,407
LONG-TERM LIABILITIES
Deferred revenue, long-term portion	—	39,116
TOTAL LIABILITIES	608,838	760,523
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized, 17,827,924 shares issued and outstanding at September 30, 2004 and
13,001,018 shares issued and outstanding at December 31, 2003	178,279	130,010
Additional paid-in capital	11,508,715	4,865,353
Deferred expenses	(534,680)	(758,824)
Accumulated deficit	(6,224,849)	(3,411,205)
Total Stockholders' Equity	4,927,465	825,334
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,536,303	$1,585,857

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003

REVENUE	$367,265	$83,068	$1,102,388	$214,509

COST OF GOODS SOLD	(192,349)	(37,321)	(569,598)	(62,708)

GROSS PROFIT	174,916	45,747	532,790	151,801

OPERATING EXPENSES
Management and consulting fees	125,956	128,691	363,848	254,700
Research and development	253,969	76,995	712,019	283,470
Selling, general and administrative	337,709	230,705	1,141,781	654,071
Compensation	225,734	138,205	1,029,612	355,925
Depreciation and amortization	33,622	22,032	126,227	64,672
Total Operating Expenses	976,990	596,628	3,373,487	1,612,838

LOSS FROM OPERATIONS	(802,074)	(550,881)	(2,840,697)	(1,461,037)

INTEREST INCOME, NET	11,246	2,323	27,053	10,002

NET LOSS	$(790,828)	$(548,558)	$(2,813,644)	$(1,451,035)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(.04)	$(.04)	$(.17)	$(.12)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	17,827,924	13,001,018	16,841,403	12,324,550

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Expenses	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2004	13,001,018	$130,010	$4,865,353	$(758,824)	$(3,411,205)	$825,334
Private placement of common stock,
net of expenses of $57,841	4,826,906	48,269	6,643,362	—	—	6,691,631
Amortization of deferred expenses	—	—	—	224,144	—	224,144
Net loss	—	—	—	—	(2,813,644)	(2,813,644)
Balance, September 30, 2004	17,827,924	$178,279	$11,508,715	$(534,680)	$(6,224,849)	$4,927,465

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,813,644)	$(1,451,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,227	64,672
Amortization of deferred expenses	224,144	163,424
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(237,173)	(88,918)
(Increase) in inventories	(67,674)	(54,059)
(Increase) in prepaid expenses	(24,549)	(51,792)
(Increase) in security deposits	(37,700)	(21,000)
Increase (Decrease) in accounts payable	185,697	(32,383)
Decrease in accrued expenses and due to related party	(175,076)	(26,274)
Decrease in deferred revenue	(162,306)	(6,642)
Net Cash Used In Operating Activities	(2,982,054)	(1,504,007)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	(211,762)	(203,888)
Payments for intellectual property rights	(147,383)	(87,245)
Net Cash Used In Investing Activities	(359,145)	(291,133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	—	(336,625)
Cash received in merger and recapitalization	—	3,017,243
Private placement of common stock	6,741,632	—
Net Cash Provided By Financing Activities	6,741,632	2,680,618
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,400,433	885,478
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	659,117	33,520
CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,059,550	$918,998
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Reclassification of Deferred Financing Costs to Additional Paid-In Capital	$50,000	$—

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2004 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSB of VioQuest Pharmaceuticals, Inc. (formerly Chiral Quest, Inc.) and its subsidiary (the “Company” or “VioQuest”) as of and for the year ended December 31, 2003.

(B)Liquidity

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

Since inception, the Company has incurred an accumulated deficit of $6,224,849 through September 30, 2004. For the three and nine months ended September 30, 2004 the Company had net losses of $790,828 and $2,813,644, respectively. Management expects the Company’s operating losses to continue at least the next two years, primarily due to the expansion of its R&D programs, the hiring of additional chemists, and the expansion of its manufacturing capabilities. There can be no assurance that the Company will ever be able to operate profitably.

As of September 30, 2004, the Company had working capital of $3,958,757 and cash and cash equivalents of $4,059,550. If the Company is unable to significantly increase its revenues, it will most likely require additional financing, perhaps as early as the second quarter of 2005 in order to continue operations. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third party lenders.

The Company’s net cash used in operating activities for the nine months ended September 30, 2004 was $2,982,054. The Company’s net cash used in operating activities primarily consisted of a net loss of $2,813,644, an increase in accounts receivable of $237,173 and decreases in deferred revenue of $162,306 and accrued expenses of 175,076, offset by an increase in accounts payable of $185,697.

The Company’s net cash used in investing activities for the nine months ended September 30, 2004 totaled $359,144 which consisted of purchases of equipment for $211,762 related to the laboratory expansions completed in April and September 2004, along with patent applications expenditures of $147,383.

The Company’s net cash provided by financing activities for the nine months ended September 30, 2004 was $6,741,632. Financing activities consisted of the cash received in the private placement of the Company’s common stock on February 25, 2004.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Management anticipates that the Company’s capital resources will be adequate to fund its operations through June 30, 2005, assuming the Company achieves expected increases in revenue. If the Company is unable to increase revenues as expected, however, additional financing will likely be required as early as the second quarter of 2005 in order to fund operations. The most likely source of financing includes private is of our equity or debt securities or bridge loans to the Company from third party lenders. However, changes may occur that would consume available capital resources before that time. The Company’s combined capital requirements will depend on numerous factors, including: competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, the establishment and funding of the Chiral Quest, Jiashan, China facility, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated.

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

(C) Stock-Based Compensation

The Company accounts for its employee and director stock option plans using the intrinsic value method in accordance with APB Opinion No. 25, “ Accounting For Stock Issued To Employees, ” and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. For pro forma disclosure purposes, the Company values option issuances using the Black-Scholes option pricing model. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company to employees by applying the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation,” to employee stock options, net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
Net loss as reported	$(790,828)	$(548,558)	$(2,813,644)	$(1,451,035)
Total stock-based employee compensation expenses using the fair value based method for all awards, net of related tax effects	(35,733)	(12,691)	(83,938)	(144,305)
Net loss, pro forma	$(826,561)	$(561,249)	$(2,897,582)	$(1,595,340)
Basic and diluted net loss per common share:
As reported	$(.04)	$(.04)	$(.17)	$(.12)
Pro forma	$(.05)	$(.04)	$(.17)	$(.13)

Black-Scholes option pricing assumptions
Risk-free interest rate	3%-4.5%	2.3%-4%	3.6%-4.5%	2.3%-4%
Volatility	64%-77%	64%-128%	39%-127%	64%-128%
Lives in years	10	3-10	10	3-10
Dividend yield	0%	0%	0%	0%

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

In addition, options are issued to non-employees such as consultants, scientific advisory board members and directors. Any options issued to non-employees are recorded in the consolidated financial statements as deferred expenses in the stockholders’ equity section using the fair value method and then amortized to expense over the applicable service periods.

(D) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding for each period presented. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have had an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation was 2,083,877 at September 30, 2004. There were 2,506,047 potentially dilutive securities at September 30, 2003.

NOTE 2   INVENTORIES

The principal components of inventories are as follows:

	September 30, 2004 (Unaudited)	December 31, 2003
Raw material compounds	$17,231	$25,796
Work in process	123,335	42,251
Finished goods	4,000	8,845
Total Inventories	$144,566	$76,892

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

The table below illustrates the number of stock options issued to: employees, scientific advisory board members, board of directors and consultants which were issued for services provided:

For the Nine Months Ended September 30, 2004

Balance, January 1, 2004	2,841,857
Granted	205,000
Exercised	0
Expired	(250)
Terminated	(962,730)
Balance, September 30, 2004	2,083,877

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

In connection with his employment agreement, Mr. Brandt also received options to purchase an aggregate of 400,000 shares of Company common stock at a fair market value price at $1.01 per share (the fair market value at the date of grant). Of such options, the right to purchase 100,000 shares vests in three equal annual installments beginning June 2004. The right to purchase the remaining 300,000 shares vests as follows: (1) 100,000 shares vest at such time as the closing bid price for the Company’s common stock exceeds $3.00 per share for 10 consecutive trading days during the term of the employment agreement; (2) 100,000 shares vest at such time as the closing bid price for the Company’s common stock exceeds $5.00 per share for 10 consecutive trading days during the term of the employment agreement; and 100,000 shares vest at such time as the closing bid price for the Company’s common stock exceeds $7.00 per share for 10 consecutive trading days during the term of the employment agreement. Mr. Brandt further received an option to purchase 2.5% of the subsidiary’s common stock at a price of $.01 per share, which will vest in 3 annual installments commencing June 2005.

On August 6, 2004, the Company received a letter from a competitor notifying the Company of the competitor’s belief that one of the Company’s proprietary ligands was infringing on a European patent held by such competitor. Although the Company does not believe the competitor’s claims have any merit, even if the Company were prevented from selling or otherwise marketing the ligand, such prohibition would not have a material adverse effect on the Company’s financial condition or results of operations or cash flows.

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

Since inception we have incurred an accumulated deficit of $6,224,849 through September 30, 2004. We expect our operating losses to continue at least the next two years, primarily due to expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities.

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

Since our inception, we have generated sales revenue but no net profits. Our management believes that our research and development (“R&D”) and manufacturing capacity will need to grow in order for us to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. We believe that our manufacturing capacity will continue to be enhanced with the expansions of our new office and laboratory space located in Monmouth Junction, New Jersey that was leased in June 2003.

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

Results of Operations - For the Three Months Ended September 30, 2004 vs. 2003

Our revenues for the three months ended September 30, 2004 were $367,265 as compared to $83,068 for the three months ended September 30, 2003. For the three months ended September 30, 2004, approximately 8% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 92% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties. For the three months ended September 30, 2003, approximately 40% of total revenue was derived from the amortization of option fee income and 60% of total revenue was comprised of sales or our ligands. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Cost of goods sold for three months ended September 30, 2004 was $192,349 as compared to $37,321 during the three months ended September 30, 2003. The increase in cost of goods sold is attributable to the materials used in production for projects completed and shipped along with the allocation of direct labor and overhead expenses to finished goods.

Management and consulting expenses for the three months ended September 30, 2004 were $125,956 as compared to $128,691 during the three months ended September 30, 2003. The overall change for the three months ended September 30, 2004 vs. September 30, 2003 was primarily caused by a decrease in management fee expense. The Company incurred management fee expenses of $3,000 per month primarily related to office space and administrative services provided by Paramount BioCapital. The office space and administrative services were no longer required as of the end of the first quarter of 2004.

Our R&D expenses for the three months ended September 30, 2004 were $253,969 as compared to $76,995 during the three months ended September 30, 2003. This increase was primarily caused by increased utilization of the Penn State research resources in connection with the development of new ligands. The agreement with Penn State, which has been extended to April 14, 2005, provides for the Company to fund services of four post-doctorate fellows whom under the supervision of the CTO, conduct research and provide research quantities of chiral ligands to the Company. The future obligation payable by the Company through April 14, 2005 as of the end of the agreement is approximately $146,321. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. In addition, during the second quarter of 2003, we opened an additional laboratory facility in New Jersey, and have completed an expansion to the facility in April 2004, that enabled us to produce both research and commercial quantities of our ligands, as well as completing a second expansion in September 2004. In connection with the new facility and its expansion, numerous lab supplies and chemicals were purchased. Accordingly, we incurred increased expenses in the third quarter due to the opening and expansions of the New Jersey facility, along with the increased costs of using the facility and chemists at Penn State.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2004 were $337,709 as compared to $230,705 during the three months ended September 30, 2003. This increase in SG&A expenses was due in part to increased usage of temporary contractors, higher legal and accounting fees, increased rent expense for the New Jersey facility as a result of the facility’s expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

Compensation expense was $225,734 for the three months ended September 30, 2004 as compared to $138,205 for the three months ended September 30, 2003. This increase is attributed to hiring of a vice president of business development, a controller, and several chemists to work at the new laboratory facility in New Jersey. Compensation expense as it relates to direct labor for ongoing and completed projects, has been capitalized as part of inventory work in process and finished goods as these cost components relate directly to cost of goods sold.

Depreciation and amortization expenses for the three months ended September 30, 2004 were $33,622 as compared to $22,032 during the three months ended September 30, 2003. This increase was related to patent amortization and fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the newly leased facility and expansions in New Jersey.

Interest income for the three months ended September 30, 2004 was $11,246 as compared to $2,323 for the three months ended September 30, 2003. The increase in interest income is attributed to having higher cash reserves as a result of the funds received from the private placement of the Company’s common stock in February 2004.

Our net loss for the three months ended September 30, 2004 was $790,828 as compared to $548,558 for the three months ended September 30, 2003. The increased net loss for the three months ended September 30, 2004 as compared to September 30, 2003 was attributable to higher R&D expenses incurred with funding Penn State’s research services provided to the Company, increased operational expenditures comprised of higher total rent expense due to the newly leased, and expansions to the New Jersey facility in June 2003, April and September 2004 respectively, higher legal and accounting expenses, higher payroll expenses associated with having more employees along with increased usage of temporary contractors. We expect losses to continue in the next year as we continue to expand operations in New Jersey as well as commence operations in Jiashan.

Results of Operations - For the Nine Months Ended September 30, 2004 vs. 2003

Our revenues for the nine months ended September 30, 2004 were $1,102,388 as compared to $214,509 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, approximately 8% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 92% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties. For the nine months ended September 30, 2003, approximately 47% of total revenue was derived from the amortization of option fee income and 53% of total revenue was comprised of sales or our ligands. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Cost of goods sold for the nine months ended September 30, 2004 was $569,598 as compared to $62,708 during the nine months ended September 30, 2003. The increase in cost of goods sold is attributable to the materials used in production for projects completed and shipped along with the allocation of direct labor and overhead expenses to finished goods.

Management and consulting expenses for the nine months ended September 30, 2004 were $363,848 as compared to $254,700 during the nine months ended September 30, 2003. The overall change for the nine months ended September 30, 2004 vs. September 30, 2003 was primarily caused by an increase in consulting expense. Consulting expense increased due to the new consulting agreement we entered into with our CTO at a rate of $10,000 per month effective May 15, 2003, along with the Company utilizing the consulting services of a previous employee during the second quarter 2004. In addition, consulting expense increased due to the amortization of the fair value of stock options issued to consultants and scientific advisory board members, during the second, third and fourth quarters of 2003. The increased management and consulting expenses have been offset by a decrease in management expenses, charged by Paramount BioCapital LLC, for administrative services which are no longer required by the Company.

Our R&D expenses for the nine months ended September 30, 2004 were $712,019 as compared to $283,470 during the nine months ended September 30, 2003. This increase was primarily caused by increased utilization of the Penn State research resources in connection with the development of new ligands. The agreement with Penn State, which has been extended to April 14, 2005, provides for the Company to fund services of four post-doctorate fellows who, under the supervision of the CTO, conduct research and provide research quantities of chiral ligands to the Company. The future obligation payable by the Company through April 14, 2005 as of the end of the agreement is approximately $146,321. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. In addition, during the second quarter of 2003, we opened an additional laboratory facility in New Jersey, and have completed an expansion to the facility in April 2004, that enabled us to produce both research and commercial quantities of our ligands, as well as completing a second expansion in September 2004. In connection with the new facility and its expansions, numerous lab supplies and chemicals were purchased. Accordingly, we incurred increased expenses for the nine months ended September 30, 2004, due to the opening and expansions of the New Jersey facility, along with the increased costs of using the facility and chemists at Penn State.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2004 were $1,141,781 as compared to $654,071 during the nine months ended September 30, 2003. This increase in SG&A expenses was due in part to increased usage of temporary contractors, higher legal and accounting fees, increased rent expense for the New Jersey facility as a result of the facility’s expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

Compensation expense was $1,029,612 for the nine months ended September 30, 2004 as compared to $355,925 for the nine months ended September 30, 2003. This increase was caused primarily by the resignation of the CEO effective April 16, 2004, which resulted in charge of $375,000 in severance costs. In addition, compensation expense increased due to the hiring of a vice president of business development, a controller, and several chemists to work at the new laboratory facility in New Jersey.

Compensation expense as it relates to direct labor for ongoing and completed projects, has been capitalized as part of inventory work in process and finished goods as these cost components relate directly to cost of goods sold.

Depreciation and amortization expenses for the nine months ended September 30, 2004 were $126,227 as compared to $64,672 during the nine months ended September 30, 2003. This increase was primarily related to patent amortization and fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the newly leased facility and expansions in New Jersey.

Interest income for the nine months ended September 30, 2004 was $27,053 as compared to $10,002 for the nine months ended September 30, 2003. The increase in interest income is attributed to having higher cash reserves as a result of the funds received from the private placement of the Company’s common stock in February 2004.

Our net loss for the nine months ended September 30, 2004 was $2,813,644 as compared to $1,451,035 for the nine months ended September 30, 2003. The increased net loss for the nine months ended September 30, 2004 as compared to September 30, 2003 was primarily due to the severance costs associated with the resignation of the Company’s CEO, higher R&D expenses incurred with funding Penn State’s research services provided to the Company, increased operational expenditures comprised of higher total rent expense due to the newly leased, and expansions to the New Jersey facility in June 2003, April and September 2004 respectively, higher legal and accounting expenses, higher payroll expenses associated with having more employees along with increased usage of temporary contractors. We expect losses to continue in the next year as we continue to expand operations in New Jersey as well as commence operations in Jiashan.

Liquidity and Capital Resources

As of September 30, 2004, we had working capital of $3,958,757 and cash and cash equivalents of $4,059,550. We believe our current capital resources, together with anticipated increases in revenue, will be sufficient to fund our operations through the second quarter of 2005. However, if we are unable to increase our revenues as we anticipate, we will likely require additional financing as early as the second quarter of 2005 in order to fund our operations. The most likely source of financing includes private is of our equity or debt securities or bridge loans to the Company from third party lenders.

The Company’s net cash used in operating activities for the nine months ended September 30, 2004 was $2,982,054. The Company’s net cash used in operating activities primarily consisted of a net loss of $2,813,644, an increase in accounts receivable of $237,173 and decreases in deferred revenue of $162,306 and accrued expenses of $175,076, partially offset by an increase in accounts payable of $185,697.

The Company’s net cash used in investing activities for the nine months ended September 30, 2004 totaled $359,145 which consisted of purchases of equipment for $211,762 related to the laboratory expansions completed in April and September 2004, along with patent applications expenditures of $147,383.

The Company’s net cash provided by financing activities for the nine months ended September 30, 2004 was $6,741,632. Financing activities consisted of the cash received in the private placement of the Company’s common stock on February 25, 2004.

In February 2004, we sold in a private placement 4.8 million shares of our common stock plus warrants to purchase an additional 2.4 million shares of common stock for aggregate gross proceeds of $7.2 million. Management believes that the remaining capital resulting from the private placement and anticipated increased revenue, will provide sufficient resources to fund our continued operational expansion and corporate development through approximately the second quarter of 2005. Our long term liquidity is contingent upon achieving increased sales and/or obtaining additional financing.

Our working capital requirements will depend upon numerous factors, including, without limitation, the progress of our R&D programs, the resources we devote to developing manufacturing and marketing capabilities, technological advances, the status of competitors, and our ability to establish sales arrangements with new customers. Working capital will also be affected by the expansions of office and laboratory space lease agreements that were entered into during the second quarter of 2003 and first and second quarters of 2004, along with the hiring of additional employees, in addition to the establishment and funding of the China subsidiary.

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

 Item 3. Controls and Procedures

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the fiscal three months ended September 30, 2004, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

     None.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOQUEST PHARMACEUTICALS, INC.
Date: November 12, 2004	By:	/s/ Ronald Brandt
Ronald Brandt Interim Chief Executive Officer

Date: November 12, 2004	By:	/s/ Brian Lenz
Brian Lenz Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

