Form 10KSB
period 2004-12-31
VioQuest Pharmaceuticals
filed 2005-03-31
CIK 745788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number  0-16686

VIOQUEST PHARMACEUTICALS, INC.
(Exact name of issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	58-1486040 (IRS Employer Identification No.)
7 Deer Park Drive, Suite E, Monmouth Junction, NJ (Address of Principal Executive Offices)	08852 (Zip Code)

(732) 274-0399
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were $1,485,148.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on March 14, 2005 based on the $.90 closing price of the common stock as quoted by the NASD Over-the-Counter Bulletin Board on such date was $10,220,443.

As of March 14, 2005 there were 17,827,924 outstanding shares of common stock, par value $.01 per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

References to the “Company,” the “Registrant,” “we,” “us,” “our” or in this Annual Report on Form 10-KSB refer to VioQuest Pharmaceuticals, Inc., formerly Chiral Quest, Inc., a Minnesota corporation, and our consolidated subsidiaries, together taken as a whole, unless the context indicates otherwise.

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

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Overview

VioQuest Pharmaceuticals, Inc. has two subsidiaries - VioQuest Drug Development, Inc., which was created for the purpose of acquiring, developing and eventually commercializing human therapeutics in the areas of oncology, metabolic and inflammatory diseases and disorders that are current unmet medical needs, and Chiral Quest, Inc., which continues our historical business of providing chiral products, technology and services to pharmaceutical and fine chemical companies in all stages of the product lifecycles with innovative chiral products and services. Chiral Quest has two main lines of products and services - proprietary chiral catalysts and chiral building blocks or client-defined molecules. We have the rights to certain chemical compounds known as chiral ligands which, with the introduction of a metal, serve as catalysts in facilitating the production of chiral molecules in such a manner that there is a preferential manufacture of the desired molecule versus the unwanted mirror-image molecule. We provide pharmaceutical and fine chemical manufacturers and other prospective clients with broad access to our technologies for testing purposes at a low upfront cost, coupled with the opportunity to gain access to such technologies for specific applications for fees, royalties and certain manufacturing and development rights. Our ligands may also find use in producing fine chemicals other than pharmaceuticals - chiral molecules are used in flavors, fragrances, agrochemicals, animal health, food and feed additives (including vitamins) and nutraceuticals. In connection with our chiral technology, we provide specialized services to pharmaceutical, biotechnology and fine chemical companies relating to the development of chiral manufacturing processes for their products.

Our proprietary chiral technology was developed by Dr. Xumu Zhang, a professor at Pennsylvania State University (“Penn State”) and is owned by the Penn State Research Foundation (“PSRF”), the technology development arm of Penn State. In November 2000, we obtained from the PSRF an exclusive, worldwide license to certain patents based on Dr. Zhang’s research relating to asymmetrical catalysis. This license gives us the right to, among other things, sub-license technology rights on a non-exclusive basis to clients, or sell molecule groups, known as ligands, to pharmaceutical and fine chemical company clients for both research and commercial applications.

Through Chiral Quest, we are also engaged in developing and making client-defined building blocks and drug candidate fragments, mainly in the chiral area. With this process chemistry offering to life sciences companies, we develop new synthetic routes or optimize existing ones and produce certain quantities of material for further processing at the clients’ needs either for further elaboration, clinical trials or beyond.

We are a Minnesota corporation that resulted from the reverse merger of Chiral Quest, LLC, a Pennsylvania limited liability company that commenced operations in October 2000, and Surg II, Inc., a Minnesota corporation, on February 18, 2003.

Chiral Business

Over 50 percent of the 500 top-selling pharmaceutical drugs on the market are comprised of chiral molecules, including drugs used to treat anxiety, depression, indigestion, heartburn, cancer, arthritis, AIDS and allergies. In 2004, chiral drug sales were over $175 billion, based on a report in SRI Consulting, which represents over one third of the complete drug market of over $470 billion. The majority of new drug candidates under development by pharmaceutical companies consist of chiral chemicals.

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

The Chiral Quest "CQ" Chiral Library depicted below identifies the current commercial portfolio of proprietary ligands from which clients order both the Chiral ToolKit selection sets for Research and Development testing as well as bulk quantities for larger scale uses and commercialization.

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

Strategy

Our business strategy is focused on exploiting our asymmetric catalysis technology by:

•   Focusing our research group on designing and discovering additional commercially useful ligands and manufacturing processes;

•   Providing screening services necessary to test the selectivity and activity of a broad portfolio of proprietary technologies for client substrates;

•  Granting access to a selection of our ligands through non-exclusive licenses for research and development purposes;

•   Granting compound-specific exclusive rights to clients whose businesses require commercial use of one or more of our ligands;

•   Developing proprietary process methods for producing chirally pure pharmaceutical ingredients, intermediates and building blocks in exchange for fees, milestone payments and royalties; and

•   Assisting clients in the development of chiral drugs, the development of which has been slowed or halted due to manufacturing inefficiencies, which are amenable to improvements through our technology.

Sales and Marketing

We sell our products and services directly to clients both in the pharmaceutical and fine chemical areas. In October 2003, and January 2005, we hired a senior executive and Vice President of Business Development respectively who are focused on sales and marketing activities. We intend to hire additional marketing personnel in the near future.

Dependence on Certain Customers

In fiscal 2004, we had two customers that accounted for approximately 34 percent and 26 percent of our revenue, a major pharmaceutical company and biotech company respectively. The loss of these accounts would have a material adverse effect on our business; however, we believe our relationships with these customers are strong.

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

Drug Development

Through our VioQuest Drug Development subsidiary, we plan to acquire, develop and bring to market therapies for oncology, metabolic and inflammatory diseases and disorders that are current unmet medical needs. We do not currently own the rights to develop or commercialize any drug candidate, but are actively seeking to acquire the rights to develop and commercialize novel therapeutic drug candidates. Because pharmaceutical products are often in development for several years before final approval from the FDA is obtained, if ever, we do not expect that VioQuest Drug Development will generate any revenues from operations for a number of years after we acquire a drug candidate. Additionally, because drug development requires large investments of time, effort and money, we will need significant additional financing in order to complete the development of any drug candidate.

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

The PSRF license agreement requires us to use our reasonable best efforts to achieve annual gross revenue of $250,000 in calendar year 2004, which we achieved, and at least $350,000 in calendar year 2005, and at least $500,000 in calendar year 2006. Should we fail to obtain these milestones, the PSRF has the right, but not the obligation, to terminate the license agreement on the grounds that we failed to use our best efforts to achieve those milestones.

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

Employees and Consultants

We currently employ 27 people: Daniel Greenleaf, our President, and Chief Executive Officer, Brian Lenz our Chief Financial Officer and Corporate Secretary, Ronald Brandt our Business Unit Head of Chiral Quest, Yaping Hong our Vice President of Research and Development, Michael Cannarsa our Vice President of Business Development, Bing Yu, our Director of Global Operations, and 20 full time chemists. We also engage Dr. Xumu Zhang, who serves as our Chief Technology Officer, on a consultancy basis. Additionally, we fund four post-doctoral fellows, under the supervision of Dr. Zhang, pursuant to an agreement with Penn State. Of the 32 persons providing services to our Company, either as employees or consultants, 16 hold Ph.D. degrees. As we develop our technology and business, we anticipate the need to hire additional employees, especially employees with expertise in the areas of chemistry, sales and marketing.

RISK FACTORS

Risks Related to Our Securities

Trading of our common stock is limited, which may make it difficult for you to sell your shares at times and prices that you feel are appropriate.

Trading of our common stock, which is conducted on the Over-the-Counter Bulletin Board (or “OTC Bulletin Board”), has been limited. This adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Because it is a “penny stock,” it will be more difficult for you to sell shares of our common stock.

In addition, our common stock is considered a “penny stock” under SEC rules because it has been trading on the OTC Bulletin Board at a price lower than $5.00. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. Broker-dealers also must provide customers that hold penny stocks in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to you in violation of the penny stock rules, you may be able to cancel your purchase and get your money back. The penny stock rules may make it difficult for you to sell your shares of our stock, however, and because of the rules, there is less trading in penny stocks. Also, many brokers simply choose not to participate in penny-stock transactions. Accordingly, you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenues and other results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

 In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

Because we do not expect to pay dividends, you will not realize any income from an investment in our common stock unless and until you sell your shares at profit.

We have never paid dividends on our common stock and do not anticipate paying any dividends for the foreseeable future. You should not rely on an investment in our stock if you require dividend income. Further, you will only realize income on an investment in our shares in the event you sell or otherwise dispose of your shares at a price higher than the price you paid for your shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

Risks Related to Our Company

Our future success is highly dependent on the continued availability of Dr. Xumu Zhang and other key employees and consultants.

In connection with the continued development of our products and services, we are substantially dependent upon on the continued service of our existing research personnel, including in particular, Xumu Zhang, Ph.D. Dr. Zhang, a professor at Penn State, who serves as our Chief Technology Officer and provides essential services to us pursuant to a consulting agreement. Although we maintain a $5 million key-man insurance policy with respect to Dr. Zhang and he has entered into a non-compete agreement with us, the loss of his services would have a material adverse effect on our business. In addition to Dr. Zhang, we employ other research scientists who are also critical to our success. Although these research scientists have entered into confidentiality agreements, most have not entered into noncompete agreements with us. The loss of one or more of our research personnel could prevent or delay the ongoing development of our products and services, which would materially and adversely affect our business.

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

For the year ended December 31, 2004, we had a net loss of $4,023,558 and since our inception in October 2000 through December 31, 2004; we have incurred an aggregate net loss of $7,434,763. As of December 31, 2004, we had total assets of $4,876,741, of which $3,065,547 was cash or cash equivalents. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably.

We will require additional financing in order to complete the development of our products and services and otherwise develop our business operations. Such financing may not be available on acceptable terms, if at all.

Following the completion of our February 2004 private placement, we anticipate that our current capital will be adequate to fund our operations through at least July 31, 2005. However, changes may occur that would consume available capital resources before that time. Our combined capital requirements will depend on numerous factors, including: competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, and the development and regulatory approval progress of our customers’ product candidates into which our technology will be incorporated. Additionally, working capital will be impacted by the costs associated with the drug development process related to acquiring a drug candidate. Unless we are able to significantly increase our revenues, we will most likely require additional financing by the end of the second quarter of 2005 in order to continue operations. The most likely source of such financing includes private placements of our equity or debt securities or bridge loans to us from third party lenders. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our business is based on technically complex products and services. We do not directly own our proprietary technology, but rather we have the exclusive, worldwide right to use it pursuant to a license agreement with the Penn State Research Foundation. Currently, our commercial success depends entirely on this licensed technology. Pursuant to the license agreement, we are required to use our best efforts to achieve “gross revenue” (as defined in the license agreement) of at least $250,000 in 2004 which we achieved, and at least $350,000 in 2005 and at least $500,000 in 2006. In the event we fail to achieve these milestones in 2005 or 2006, or otherwise materially breach the license agreement, the Penn State Research Foundation may have the right, but not the obligation, to terminate the license. Unless we subsequently develop our own technology independent of the Penn State Research Foundation, termination of this license would preclude us from implementing our business plan.

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

We are dependent on a few customers.

We are currently dependent on two customers who accounted for 34 percent and 26 percent, a major pharmaceutical company and a biotech company respectively, of our fiscal 2004 revenue. The loss of either customer would have a material adverse effect on our business.

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

Our current officers and directors beneficially own or control approximately 22% of our common stock. Individually and in the aggregate, these persons will have significant influence over the management of our business, the election of directors and all matters requiring shareholder approval. In particular, this concentration of ownership may have the effect of facilitating, delaying, deferring or preventing a potential acquisition of our company and may adversely affect the market price of our common stock. Additionally, two members of our Board of Directors are employees of Paramount BioCapital, Inc., or one of its affiliates. Dr. Lindsay A. Rosenwald is the chairman and sole owner of Paramount BioCapital, Inc. and such affiliates. Dr. Rosenwald beneficially owns 5.5% of our outstanding common stock, and several trusts for the benefit of Dr. Rosenwald and his family beneficially own 10.7% of our outstanding common stock. Although Dr. Rosenwald does not have the legal authority to exercise voting power or investment discretion over the shares held by those trusts, he nevertheless may have the ability to exert significant influence over the Company.

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

Risks Relating to Our Chiral Technology

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

Risks Related to Our Proposed Drug Development Business

Until we acquire the rights to develop or commercialize a biomedical or biopharmaceutical product candidate, which will require substantial additional funds, we will have no potential of ever generating any revenue.

We currently do not have the rights to develop or commercialize any biomedical or pharmaceutical product candidate and there can be no assurances that we will ever be able to do so. In pursuing novel drug candidates, we will be competing against fully integrated pharmaceutical companies, as well as smaller companies that are seeking to acquire new technologies for their pipelines. We have generated no revenues from operations or otherwise and will not be able to do so until we acquire the rights to develop a product candidate and obtain the necessary approvals from the Federal Drug Administration or counterpart regulating authorities in other countries. We will likely require additional financing, either by selling shares of our stock our borrowing funds from others, in order to finance the acquisition of a product candidate, whether by license or otherwise.

After we obtain the rights to develop and commercialize a drug candidate, we will require significant additional financing, which may not be available on acceptable terms and will significantly dilute your ownership of our common stock.

We will not only require additional financing to acquire a drug candidate, but once having acquired one, we will need significant additional financing to develop and bring the drug to market. Our future capital requirements will depend on numerous factors, including:

•   the terms of our license agreements pursuant to which we obtain the right to develop and commercialize drug candidates, including the amount of license fees and milestone payments required under such  agreements;

•   the results of any clinical trials;

•   the scope and results of our research and development programs;

•   the time required to obtain regulatory approvals;

•   our ability to establish and maintain marketing alliances and collaborative agreements; and

•   the cost of our internal marketing activities.

We will likely look to obtain the necessary additional financing by selling shares of our capital stock. If adequate funds are not available, we will be required to delay, scale back or eliminate a future drug development program or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we would not otherwise relinquish.

Upon acquiring a drug candidate to develop, our drug development subsidiary will experience significant negative cash flow for the foreseeable future and may never become profitable.

Because drug development takes several years and is extremely expensive, we expect that our drug development subsidiary will incur substantial losses and negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability, even if we succeed in acquiring, developing and commercializing one or more drug candidates. In connection with our proposed drug development business, we also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	acquire the rights to develop and commercialize a drug candidate;

•	undertake pre-clinical development and clinical trials for drug candidates that we acquire;

•	seek regulatory approvals for drug candidates;

•	implement additional internal systems and infrastructure;

•	lease additional or alternative office facilities; and

•	hire additional personnel.

Our drug development business may not be able to generate revenue or achieve profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

If we are not able to obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidates that we acquire, we will not be able to sell those products.

We will need FDA approval to commercialize drug candidates in the U.S. and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of a drug candidate, we will be required to first submit to the FDA for approval an Investigational New Drug Application, or an “IND,” which will set forth our plans for clinical testing of a particular drug candidate.

When the clinical testing for our product candidates is complete, we will then be required to submit to the FDA a New Drug Application, or “NDA,” demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration will require significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, a drug candidate;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may still ultimately reject an NDA. Failure to obtain FDA approval of a drug candidate will severely undermine our business development by reducing our ability to recover the development costs expended in connection with a drug candidate and realize any profit from commercializing a drug candidate.

In foreign jurisdictions, we will be required to obtain approval from the appropriate regulatory authorities before we can commercialize our drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Assuming we are able to acquire the rights to develop and commercialize a product candidate, we will be required to expend significant time, effort and money to conduct human clinical trials necessary to obtain regulatory approval of any product candidate. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of any product candidate will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials.

The results of any clinical trial may not support the results of pre-clinical studies relating to our product candidate, which may delay development of any product candidate or cause us to abandon development altogether.

Even if any clinical trials we undertake with respect to a future product candidate that we acquire are completed as planned, we cannot be certain that their results will support the findings of pre-clinical studies upon which a development plan would be based. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure may cause us to delay the development of a product candidate or even to abandon development altogether. Such failure may also cause delay in other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

If physicians and patients do not accept and use our drugs after regulatory approvals are obtained, we will not realize sufficient revenue from such product to cover our development costs.

Even if the FDA approved any product candidate that we acquired and subsequently developed, physicians and patients may not accept and use them. Acceptance and use of the product candidates we acquire (if any) will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

•	cost-effectiveness of our product relative to competing products;

•	availability of reimbursement for our products from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because our drug development business plan contemplates that substantially all of any future revenues we will realize will result from sales of product candidates that we develop, the failure of any of drugs we acquire and develop to find market acceptance would significantly and adversely affect our ability to generate cash flow and become profitable.

We intend to rely upon third-party researchers and other collaborators who will be outside our control and may not devote sufficient resources to our projects.

We intend to collaborate with third parties, such as drug investigators, researchers and manufacturers, in the development of any product candidate that we acquire. Such third parties, which might include universities and medical institutions, will likely conduct the necessary pre-clinical and clinical trials for a product candidate that we develop. Accordingly, our successful development of any product candidate will likely depend on the performance of these third parties. These collaborators will not be our employees, however, and we may be unable to control the amount or timing of resources that they will devote to our programs. For example, such collaborators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us in the future. If our collaborators were to assist our competitors at our expense, the resulting adverse impact on our competitive position could delay the development of our drug candidates or expedite the development of a competitor’s candidate.

We will rely exclusively on third parties to formulate and manufacture our product candidates.

We do not currently have, and have no current plans to develop, the capability to formulate or manufacture drugs. Rather, we intend to contract with one or more manufacturers to manufacture, supply, store and distribute drug supplies that will be needed for any clinical trials we undertake.  If we received FDA approval for any product candidate, we would rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers will expose us to the following risks:

•
We may be unable to identify manufacturers on commercially reasonable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

•
Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•
Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

If we are not able to successfully compete against other drug companies, our business will fail.

The market for new drugs is characterized by intense competition and rapid technological advances. If any drug candidate that we develop receives FDA approval, we will likely compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost or with fewer side-effects. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We will be competing against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have drug candidates already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking pre-clinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

ITEM 2.      LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 3.     DESCRIPTION OF PROPERTY

We lease office and laboratory space in Monmouth Junction, New Jersey; and in the People’s Republic of China, as summarized below:

Monmouth Junction, New Jersey. We entered into a lease agreement effective June 1, 2003 for our principal executive offices located in Monmouth Junction, New Jersey. This facility consists of approximately 9,000 square feet of mostly laboratory space with some additional office space at which our President and Chief Executive Officer, Chief Financial Officer, Business Unit Head, Director of Global Operations and vice president of business development maintain offices. We occupy this facility pursuant to a May 2003 lease agreement, to which we pay approximately $17,000 per month for rent, and approximately $6,000 for utilities and maintenance fees. Our total lease commitment of approximately $400,000 for rent, utilities and maintenance fees, expires in May 2006. We use this facility to produce both research and commercial quantities of our ligands and finished products. In February 2004, and June 2004, we amended our lease agreement to add another 2,200 square feet of laboratory space in order to increase our capacity to produce research and commercial quantities of our ligands.

The People’s Republic of China. Pursuant to an agreement with the Science and Technology Bureau of Jiashan County (“Jiashan”) in Zhejiang Province of the People’s Republic of China, we have agreed to lease a total of 4,000 square meters of laboratory space in an industrial park near Shanghai, 15-20 percent of which we began occupying in 2004. Jiashan is currently building this facility to specifications and we expect to occupy the facility in the second quarter of 2005. Pursuant to our agreement with Jiashan, although we are not required to pay rent during the initial 3-years of the lease, we will pay a maintenance fee of up to $4,500 per month, which is comprised of maintenance and management fees. Following the initial 3-year term, we may, at our sole discretion, either continue leasing the space for annual rent of no more than $60,000 (at approximate conversion rate as of December 31, 2004) or to purchase the facility on commercially reasonable terms. We were also granted the option to purchase in the next three years approximately 33 acres of land adjacent to the industrial park. For purposes of entering into the lease, we established a wholly owned subsidiary organized under the laws of Hong Kong, known as Chiral Quest Ltd., which in turn will be the sole shareholder of a subsidiary in the People’s Republic of China, Chiral Quest (Jiashan) Ltd.

We believe our existing facilities, as described above, are adequate to meet our needs through the year ending December 31, 2005.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of fiscal year 2004, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Since August 27, 2004 our common stock has traded on the OTC Bulletin Board under the symbol “VQPH.OB”. From February 18, 2003, our common stock traded on the OTC Bulletin Board under the symbol “CQST.OB.” From October 4, 2002 to February 18, 2003, our common stock traded under the symbol “SURG.OB.” The following table lists the high and low bid price for our common stock as quoted, in U.S. dollars, by the NASD’s OTC Bulletin Board, as applicable, during each quarter within the last fiscal year. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. Trading on our common stock has been sporadic, exemplified by the low trading volume and many days upon which no trades occurred.

	2004		2003
Quarter Ended	High	Low	High	Low
March 31	$1.76	$1.76	$1.65	$1.62
June 30	1.05	1.05	2.50	1.55
September 30	1.25	1.25	2.23	2.00
December 31	0.95	0.80	1.83	1.50

Record Holders

The number of holders of record of our common stock as of March 22, 2005 was 1,502.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Stock Re-Purchases

We did not make any re-purchases of shares of our common stock during the fourth quarter of fiscal 2004 and we do not currently have any publicly-announced repurchase plans in effect.

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

In August 2004, the Company restructured operations by contributing all of its operating assets relating to its asymmetric catalysis business, which has been its historical business since inception, to its wholly- owned subsidiary, CQ Acquisition, Inc., which was subsequently renamed Chiral Quest, Inc. In addition, the Company changed its name to VioQuest Pharmaceuticals, Inc. and formed a new wholly-owned subsidiary, called VioQuest Drug Development, Inc. As a result, we have two subsidiaries - VioQuest Drug Development, Inc., which was created for the purpose of acquiring, developing and eventually commercializing human therapeutics, and Chiral Quest, Inc., which continues our historical business of providing chiral products, technology and services to the pharmaceutical and fine chemical industries. The Company develops chemical catalysts and other products used in the synthesis of desired isomers of chiral molecules.

Since inception we have incurred a cumulative deficit of $7,434,763 through December 31, 2004. We expect our operating losses to increase over the next several years, primarily due to expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have had a net loss of $7,434,763 since inception, and cash used in operating activities totaled $3,786,173 in 2004. These matters raise doubt about our ability to continue as a going concern. Management’s plan in regards to these matters is described in the Notes to the Financial Statements.

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

Since our inception, we have generated sales revenue but not yet generated any net profits. Our management believes that our research and development (“R&D”) and manufacturing capacity will need to grow in order for us to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. We believe that our manufacturing capacity will be enhanced with our new office and laboratory space located in Monmouth Junction, New Jersey that was leased in June 2003, in addition to the laboratory space acquired in October 2004, located in Jiashan, China.

On February 18, 2003, we acquired Surg II, Inc., a Minnesota corporation (“Surg”), in a reverse merger transaction (the “Merger”). Pursuant to the terms of the Merger, Chiral Quest, LLC merged with and into a wholly-owned subsidiary of Surg. In exchange for all of the outstanding membership interests of Chiral Quest, LLC, Surg issued to the former member of Chiral Quest, LLC a number of shares of Surg’s common stock that resulted in the members of Chiral Quest, LLC owning two-thirds of Surg’s outstanding shares following the Merger. In connection with the Merger, Surg changed its name to Chiral Quest, Inc., and adopted the business plan of Chiral Quest, LLC. Accordingly, when we refer to our business or financial information relating to periods prior to the Merger, we are referring to the business and financial information of Chiral Quest, LLC, unless the context indicates otherwise.

Results of Operations – Years Ended December 31, 2004 vs. 2003

Our revenues for the year ended December 31, 2004 were $1,485,148 as compared to $669,036 for the year ended December 31, 2003. For the year ended December 31, 2004, approximately 8% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 92% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties. For the year ended December 31, 2003, approximately 20% of total revenue was derived from the amortization of option fee income and 80% of total revenue was comprised of sales or our ligands. It is anticipated that sales of our proprietary technology consisting of ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Cost of goods sold for the year ended December 31, 2004 was $837,653 as compared to $196,045 during the year ended December 31, 2003. The increase of cost of goods sold is attributed to increased sales, associated manufacturing costs of scaling operations to a commercialized level, in addition to the allocation of direct labor and overhead expenses to finished goods. These expenses were allocated from compensation and rent expenses as part of overall general operating expenses.

Management and consulting expenses for the year ended December 31, 2004 were $626,709 as compared to $361,622 during the year ended December 31, 2003. The overall increase in 2004 from 2003 was primarily caused by an increase in consulting expense. Consulting expense increased due to the consultant agreement entered with our CTO, which required us to make payments to our CTO of $10,000 per month effective May 15, 2003. Management and consulting expense also increased as a result of consulting fees paid to our Scientific Advisory Board members for services provided during 2004. In addition, consulting expense increased from the amortization of stock options issued to consultants, Scientific Advisory Board members, during the second, third and fourth quarters of 2003.

Our Research and Development (“R&D”) expenses for the year ended December 31, 2004 were $902,162 as compared to $440,646 during the year ended December 31, 2003. This increase resulted primarily from the manufacturing commercial scale up of our proprietary ligands and catalysts. R&D expenses also increased as a result of the utilization of the Penn State research resources in connection with the development of new ligands. The agreement with Penn State required us to fund services of four post-doctorate fellows who, under the supervision of the CTO, conduct research and provide research quantities of chiral ligands to us. This agreement has been extended to April 14, 2005. The approximate obligation payable by us for the remaining period from January 1, 2005 through the end of the agreement dated April 14, 2005 is approximately $98,000. From October 2002 through December 31, 2004, the Company has paid and incurred expenses of approximately $596,000 pursuant to the agreement. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. In addition, during the first and second quarters of 2004, we expanded our laboratory facility in New Jersey, which enabled us to commercialize our proprietary ligands and catalysts. In connection with the facility’s expansion, numerous lab supplies and chemicals were purchased. Accordingly, we incurred significant R&D expenses in the first and second quarters due to the laboratory expansions of the New Jersey facility, along with the increased costs of using the facility and chemists at Penn State.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2004 were $1,612,021 as compared to $1,012,182 during the year ended December 31, 2003. This increase in SG&A expenses was due in part to legal and accounting fees associated with the private placement of our common stock in February 2004, the reporting obligations as a public company, increased rent expense for the New Jersey facility, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

Compensation expense was $1,389,399 for the year ended December 31, 2004 as compared to $601,780 for the year ended December 31, 2003. As a result of the resignation of our CEO in April 2004, we incurred $375,000 in severance costs in 2004. In addition, compensation expense increased due to the hiring of several lab chemists to work at the newly expanded laboratory facility in New Jersey. Compensation expense as it relates to direct labor for ongoing and completed projects, has been capitalized as part of inventory work in process and finished goods as these cost components relate directly to cost of goods sold.

Depreciation and amortization expenses for the year ended December 31, 2004 were $179,034 as compared to $86,325 during the year ended December 31, 2003. This increase was primarily related to fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the newly expanded leased facility in New Jersey.

Interest expense for the year ended December 31, 2004 was $0 as compared to $2,809 during the year ended December 31, 2003. The interest expense for the year ended December 31, 2003 is attributed to the promissory notes issued between July 2002 through February 2003 owed to a related party, which were fully paid and discharged in February 2003.

Interest income for the year ended December 31, 2004 was $38,272 as compared to $13,973 during the year ended December 31, 2003. The increase in interest income was caused by significantly higher cash reserves obtained after private placement of our common stock during February 2004.

Our net loss for the year ended December 31, 2004 was $4,023,558 as compared to $2,018,400 for the year ended December 31, 2003. The increased net loss in 2004 from 2003 was primarily due to increased SG&A expense from severance compensation to our former CEO and the hiring of additional personnel, together with increased R&D expense incurred as a result of the commercial scale up of our proprietary catalysts and ligands, as well as increased legal and accounting expenses associated with the private placement of our common stock, and expenses in reporting as a public company. We expect losses to continue and increase in the next year as we expand our laboratory space in China, purchase more chemicals and raw material compounds, and hire additional employees.

Results of Operations – Years Ended December 31, 2003 vs. 2002

Our revenues for the year ended December 31, 2003 were $669,036 as compared to $191,613 for the year ended December 31, 2002. The increase from fiscal 2002 can be attributed to sales resulting from our proprietary catalyst and ligand technology, contract research development and feasibility screening services provided. For the year ended December 31, 2003 approximately 80% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties and 20% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property. For the year ended December 31, 2002, approximately 85% of total revenue was derived from the amortization of option fee income and 15% of total revenue was comprised of sales or our ligands. Revenues are comprised of our proprietary technology ligands and catalysts, contract research development, feasibility screening in addition to licensing of PSRF’s technology. We assume the financial risks related to these revenues by financing the research and development of PSRF’s technology as well as the defense of PSRF’s patents. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Cost of goods sold for the year ended December 31, 2003 was $196,045 as compared to $6,763 during the year ended December 31, 2002. The increase of cost of goods sold is attributed to allocating material costs to specific projects as part of finished goods during the year ended December 31, 2003, as compared to primarily expensing materials, laboratory chemicals and supplies as part of operating expenses during the year ended December 31, 2002.

Management and consulting expense fees for the year ended December 31, 2003 were $361,622 as compared to $231,424 during the year ended December 31, 2002. The overall change for the years ended December 2003 vs. 2002 was primarily caused by a consulting agreement entered with our CTO at a rate of $10,000 per month effective May 15, 2003.

Our R&D expenses for the year ended December 31, 2003 were $440,646 as compared to $63,728 during the year ended December 31, 2002. This change was primarily caused by increased laboratory supplies and chemicals purchased during the year ended 2003 in connection with the development of new ligands.

SG&A expenses for the year ended December 31, 2003 were $1,012,182 as compared to $193,449 during the year ended December 31, 2002. SG&A expenses increased due in part to higher legal and accounting fees associated with our reporting obligations as a public company, increased rent expense for the New Jersey facility, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

Compensation expense was $601,780 for the year ended December 31, 2003 as compared to $197,596 for the year ended December 31, 2002. This increase was caused primarily by hiring a CEO in November 2002 at an annual rate of $240,000, in addition to hiring a vice president of business development, controller and additional chemists to work at our New Jersey office and laboratory facility.

Depreciation and amortization expenses for the year ended December 31, 2003 were $86,325 as compared to $36,631 during the year ended December 31, 2002. This increase was primarily related to fixed asset purchases for office equipment, computer equipment, and laboratory equipment, for our newly leased facility in New Jersey during May 2003.

Interest expense for the year ended December 31, 2003 was $2,809 as compared to $0 during the year ended December 31, 2002. The interest expense for the year ended December 31, 2003 is attributed to the promissory notes issued between July 2002 through February 2003 owed to a related party, which were fully paid and discharged in February 2003.

Interest income for the year ended December 31, 2003 was $13,973 as compared to $0 during the year ended December 31, 2002. The increase in interest income in 2003 was caused by higher cash reserves as a result of the proceeds received from the reverse merger with Surg II, Inc. completed in February 2003.

Our net loss for the year ended December 31, 2003 was $2,018,400 as compared to $537,978 for the year ended December 31, 2002. The higher loss for the year ended December 31, 2003 as compared to December 31, 2002 was primarily due to higher R&D expenses incurred with the purchases of laboratory supplies and chemicals, management and consulting fees, in addition to the leasehold improvement related to the newly leased facility in New Jersey as of May 2003.

Liquidity and Capital Resources

As of December 31, 2004, we had working capital of $2,721,707 and cash and cash equivalents of $3,065,547. The Company will be unable to continue as a going concern unless we are able to significantly increase our revenues or obtain additional financing. We will most likely require additional financing by the end of the second quarter of 2005 in order to continue operations. The most likely source of such financing includes private placements of our equity or debt securities or bridge loans to us from third party lenders.

Our net cash used in operating activities for the year ended 2004 was $3,786,173 and our net loss of $4,023,558 was offset by amortization of deferred expenses of $296,385, deferred revenue of $304,134, and depreciation and amortization of $179,034. Operating activities also included increases in accounts receivable of $266,880 and inventory of $283,255.

Our net cash used in investing activities for the year ended 2004 was $549,029. Investing activities expenditures consisted of purchases of property and equipment of $356,548 which was attributed to the laboratory expansions during the second and third quarters of 2004, and payments for increased patent filings of intellectual property rights of $192,481.

Our net cash provided by financing activities for the year ended 2004 was $6,741,632. Financing activities consisted of cash received as a result of a February 2004 private placement of approximately 4.8 million shares of our common stock at a price per share of $1.50, and 5-year warrants to purchase one share of common stock at $1.65 per share for every two common shares purchased in the offering.

Our working capital requirements will depend upon numerous factors, including without limitation the progress of our R&D programs, the resources we devote to developing manufacturing and marketing capabilities, technological advances, the status of competitors, and our ability to establish sales arrangements with new customers. Working capital will also be affected by the China facility expansion of office and laboratory space lease agreements that were entered into during 2004, along with the hiring of additional employees. Our management believes that by opening a facility in China to produce non-proprietary chemical building blocks and related compounds, we will be able to significantly decrease our manufacturing costs and expenses, which will enable us to cost-effectively produce our ligands and end products and make our products substantially more competitive and even more attractive to current and potential customers. We expect operations to commence on a limited basis by April 2005.

Our working capital requirements will also be substantially impacted by the costs associated with the company’s drug development process. These costs of acquiring, developing and eventually commercializing human therapeutics in the areas of oncology, metabolic and inflammatory diseases and disorders that are current unmet medical needs will significantly impact our working capital based upon milestone payments, license fees and manufacturing costs. Upon acquiring a drug candidate, we will need substantial additional capital to fund the activities necessary to develop and eventually gain regulatory approval to sell the drug.

Critical Accounting Policies

Impairment of Intellectual Property Rights

The Company evaluates the recoverability of its long-lived assets, where indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. For the years ended December 31, 2004 and 2003, the Company determined that impairment to its long-lived assets did not occur. Accordingly, no impairment loss was recorded for the years ended December 31, 2004 and 2003.

Revenue Recognition

Revenues are comprised principally of four main components: (1) the licensing of PSRF’s technology, (2) the sale of proprietary ligands and catalysts, (3) feasibility screening, and (4) custom contract development. Revenues as they relate to the licensing of the Company's rights to PSRF's intellectual property are recognized upon over the applicable license periods. The Company assumes the financial risks related to these revenues by financing the research and development of PSRF's technology as well as the defense of PSRF's patents. Deferred revenue in the accompanying consolidated balance sheets represents amounts prepaid by customers to the Company for services to be performed and products to be delivered at a subsequent date. These deferred amounts will be recognized as revenue when earned. Revenues as they relate to the sale of manufactured proprietary ligands and catalysts are recognized upon the shipment of the ligands to the customer. Revenues as they relate to feasibility screening are recognized upon the completion of project reports and investigational studies. Revenues as they relate to custom contract development are recognized upon the shipment of finished products.

Accounting for Stock-Based Compensation

The Company accounts for its employee and director stock option plans in accordance with APB 25, “Accounting For Stock Issued To Employees,” and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over vesting period.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

In December 2003, the FASB issued revised FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” (“FIN 46R”). FIN 46R required the consolidation of an entity in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or “VIEs”). Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership or a majority voting interest in the entity. FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs refereed to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities are required in financial statements for periods ending after March 15, 2004.

In December 2004, the FASB issued SFAS No. 123R “Accounting for Stock-Based Compensation.” SFAS 123R establishes standards for the accounting for transactions in which, an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments, including employee stock options, be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the impact of this pronouncement and its affects on our financial statements.

ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS

For a list of the consolidated financial statements filed as part of this report, see the Index to Consolidated Financial Statements beginning at Page F-1 of this annual report.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.   CONTROLS AND PROCEDURES

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B.   OTHER INFORMATION

None.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning Directors and Executive Officers

Our executive officers and directors are described below:

Name	Age	Positions
Daniel Greenleaf.	40	President, Chief Executive Officer and Director
Xumu Zhang, Ph.D.	44	Chief Technology Officer and Director
Ronald Brandt	57	Chiral Business Unit Head and Director
Michael Cannarsa, Ph.D.	48	Vice President of Business Development
Yaping Hong, Ph.D.	49	Vice President of Process Research and Development
Brian Lenz	32	Chief Financial Officer and Secretary
Stephen C. Rocamboli	33	Interim Chairman
Michael Weiser, M.D., Ph.D.	41	Director
David M. Tanen	33	Director
Vincent Aita, Ph.D.	31	Director
Kenneth W. Brimmer	49	Director
Stephen A. Roth, Ph.D.	62	Director

Daniel Greenleaf

Mr. Greenleaf has been our President and Chief Executive Officer and a member of the Board of Directors since February 2005. He joins VioQuest from Celltech Biopharmaceuticals, a European biotechnology company where he served as President of their U.S. operations since 2004. Prior to that, Mr. Greenleaf served as Senior Vice President of Operations for Nabi Biopharmaceuticals a biopharmaceutical development company, from 2002 to 2003. From 1992 to 2002, Mr. Greenleaf held a series of positions of increasing responsibility at Schering-Plough Corporation, an international pharmaceutical company, including its Vice President, Marketing and Sales from 2000 to 2002. He holds an MBA from the University of Miami and a BA in Economics from Denison University.

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

Ronald Brandt

Mr. Brandt is currently the Business Unit Head of Chiral Quest Inc., our wholly owned subsidiary. From April 2004 to February 2005 he served as our Interim Chief Executive Officer, and from October 2003 through April 2004 he was our Vice President of Business Development. Mr. Brandt has also been a director of our company since June 2004. Prior to joining our company, he was Executive Vice President of Marketing & Sales at Ricerca Biosciences from October 2002 to August 2003. Previous to Ricerca Biosciences, Mr. Brandt held senior Sales and Business Development positions at ISP (International Specialty Products) from October 1997 to July 2002. From November 1972 to January 1997, Mr. Brandt was employed by Lonza Group in the U.S. and Europe, eventually serving as Senior Vice President from June 1988 to January 1997. He holds a Bachelors of Engineering, specializing in Chemical Engineering, from the Cooper Union, NY and an M.B.A. from Rutgers University in New Jersey.

Michael Cannarsa, Ph.D.

Dr. Cannarsa has been our Vice President of Business Development since January 2005. Mr. Cannarsa joins us from Chemi Pharma, where he served as President and VP of Business Development since 2003. From 2001 to 2003, Dr. Cannarsa was employed by Synthetech, Inc. serving as Director of Business Development. Prior to Synthetech, Inc., Dr. Cannarsa served as Vice President, Fine Chemicals Business Development at Symyx Technologies, Inc. from 1999 to 2001. From 1997 to 1999; Dr. Cannarsa was employed by PPG-Sipsy Pharmaceutical Products as Commercial Development Manager. He holds a Ph.D. from Cornell University in Physcial Organic Chemistry, and a BS in Chemistry from Georgetown Unviversity.

Yaping Hong, Ph.D.

Dr. Hong has been our Director of process Research and Development since May 2003. Prior to joining Chiral Quest, Dr. Hong was Director of Process Chemistry for Synthon Chiragenics from August 2001 to May 2003. From April 1993 to August 2001, Dr. Hong was employed by Sepracor Inc., eventually serving as Associate Research Fellow from January 2001 to August 2001. Dr. Hong holds a Ph.D. in Synthetic Organic Chemistry from the University of Waterloo. Dr. Hong conducted his postdoctoral work from September 1991 to March 1993 at the Massachusetts Institute of Technology, in Cambridge Massachusetts.

Brian Lenz

Mr. Lenz has been our Chief Financial Officer since April 2004 and our Secretary since December 2003. From October 2003 to April 2004, he served as our Controller. Prior to that he was Controller of Smiths Detection from July 2000 to September 2003. Previous to Smiths Detection, Mr. Lenz worked as a Senior Auditor for KPMG LLP from October 1998 to June 2000. Mr. Lenz is a licensed Certified Public Accountant, holds a Bachelors of Science in Business Administration from Rider University in New Jersey, and an M.B.A. from Saint Joseph’s University in Pennsylvania.

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

Stephen C. Rocamboli

Mr. Rocamboli has served as our Interim Chairman since February 2003 and was our Secretary from February 2003 to December 2003. Since September 2004, Mr. Rocamboli has been general counsel of Paramount BioCapital, Inc. and Paramount BioCapital Investments, LLC and served as deputy general counsel of those companies from September 1999 to August 2004. From November 2002 to December 2003, Mr. Rocamboli served as a director of Ottawa, Ontario based Adherex Technologies, Inc. Mr. Rocamboli also serves as a member of the board of directors of several privately held development stage biotechnology companies. Prior to joining Paramount, Mr. Rocamboli practiced law in the health care field. He received his J.D. from Fordham University School of Law.

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

Michael Weiser, M.D., Ph.D.

Dr. Weiser has served as a member of the board of directors since February 2003. Dr. Weiser concurrently serves as the Director of Research of Paramount BioCapital Asset Management. Dr. Weiser also is a member of the board of directors of Manhattan Pharmaceuticals, Inc. (OTC: MHTT), and Hana Biosciences, Inc. (OTC: HNAB), both publicly-held biotechnology companies. Dr. Weiser is also a member of Orion Biomedical GP, LLC, and serves on the board of directors of several privately held companies. Dr. Weiser holds an M.D. from New York University School of Medicine and a Ph.D. in Molecular Neurobiology from Cornell University Medical College. Dr. Weiser completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience at New York University School of Medicine and performed his post-graduate medical training in the Department of Obstetrics and Gynecology and Primary Care at New York University Medical Center.

David M. Tanen

Mr. Tanen has served as a member of the board of directors since February 2003. Since September 2004, he has been a Partner of Two River Group Holdings, a New York-based venture capital and investment banking firm, which he co-founded. Prior to that, he was employed primarily as an associate director of Paramount BioCapital, Inc. and Paramount BioCapital Investments, LLC since 1996, where he has assisted in the founding of a number of biotechnology start-up companies. Since January 2002, Mr. Tanen has served as a director of Manhattan Pharmaceuticals, Inc. (OTCBB: MHTT), which develops pharmaceutical technologies, and he also serves as a director of several privately held development stage biotechnology companies. Mr. Tanen received his J.D. from Fordham University School of Law.

Kenneth W. Brimmer

Mr. Brimmer has served as a member of the board of directors since February 2003. From May 2002 to February 2003 he served as Chairman and Chief Executive Officer of Surg II, Inc., with which we completed a reverse merger transaction in February 2003. Mr. Brimmer has been chief manager of Brimmer Company, a private investment company that he founded, since December 2001. Since September 2003, he has been Chief Executive Officer of STEN Corporation, a Minneapolis-based diversified business medical products company, and has served as the company's Chairman since March 2000. From April 2000 to December 2001, Mr. Brimmer was Chief Executive Officer and Chief Financial Officer of Minnetonka, Minnesota-based Active IQ Technologies, Inc. (nka Wits Basin Precious Minerals, Inc.) and served as its Chairman from April 2000 to June 2003. From May 1995 until April 2000, Mr. Brimmer was treasurer of Rainforest Café, Inc., and served as that company’s President from April 1997. From 1990 until 1997, Mr. Brimmer was also engaged in an executive position with Minneapolis-based Grand Casino, Inc. Mr. Brimmer is currently the Chairman of Sterion Incorporated, Entrx Corporation, and Spectre Gaming, Inc., and is a director of Hypertension Diagnostics, Inc., all publicly-held companies. Mr. Brimmer began his career as a certified public accountant.

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

Code of Ethics

We have developed a Code of Ethics that applies to our President, Chief Executive Officer & Chief Financial Officer which is expected to be presented to our board of directors for its review and approval during the second quarter of 2005. Once adopted we will provide a copy of the Code of Ethics without charge upon written request directed to Brian Lenz, 7 Deer Park Drive, Suite E, Monmouth Junction, NJ 08852.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10 percent of our common stock to file with the SEC initial reports of ownership (on Form 3) and reports of changes in ownership (on Form 4) of our common stock. Based solely on a review of the copies of these reports that have been provided to us with respect to transactions during fiscal 2004, we believe that all such reports were filed on a timely basis, except for the following: Alan D. Roth, who served as our President, Chief Executive Officer, Chief Financial Officer and director of our company until April 2004, failed to file a Form 4 reporting his February 25, 2004 purchase of 80,000 common shares and warrants to purchase 40,000 common shares in our February 2004 private placement.

ITEM 10.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by those persons who served as our chief executive officers during 2004 and the other highest-paid executive officers serving as such at the end of 2004 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of the Company received compensation in excess of $100,000 during fiscal year 2004. No executive officer who would otherwise have been included in this table on the basis of 2004 salary and bonus resigned or terminated employment during that year.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards	All Other Compensation ($)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Securities Underlying Options (#)
Alan D. Roth(1), President & CEO	2004 2003 2002	240,000 205,000 --	0 35,000 --	0 0 --	0 865,230 --	375,000(1) 0 --
Ronald Brandt(3), Business Unit Head	2004 2003 2002	200,000 165,000 --	50,000 0 --	6,000(4) 4,800(4) --	125,000 175,000 --	0 0 --
Brian Lenz, CFO & Secretary	2004 2003 2002	94,000 -- --	17,000 -- --	0 -- --	100,000 -- --	0 -- --
Yaping Hong, Vice President R&D	2004 2003 2002	165,000 145,000 --	20,000 14,000 --	0 0 --	75,000 50,000 --	0 0 --
(1)	Mr. Roth was our President, CEO and Chief Financial Officer until April 2004.

(2)	Represents severance compensation paid to Dr. Roth upon his separation from the Company.

(3)
Mr. Brandt served as the Company’s Vice President of Business Development from October 2003 to April 2004. He was appointed interim President and CEO in April 2004 and held those positions until February 2005.

(4)	Mr. Brandt’s other annual compensation is comprised of an annual auto allowance.

Options and Stock Appreciation Rights

The following table contains information concerning the grant of stock options under our 2004 Stock Option Plan and otherwise to the Named Officer during the 2004 fiscal year. No stock appreciation rights were granted during the 2004 fiscal year.

Option Exercise and Holdings

The following table provides information with respect to the Named Officer concerning the exercisability of options during the 2004 fiscal year and unexercisable options held as of the end of the 2004 fiscal year. No stock appreciation rights were exercised during the 2004 fiscal year, and no stock appreciation rights were outstanding at the end of that fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End (Market price of shares at FY-End less exercise price)(2)
Name	Shares Acquired on Exercise	Value Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Alan Roth	0	--	288,410	576,820	$0	$259,569
Ronald Brandt	0	--	58,333	241,667	$0	$52,500
Brian Lenz	0	--	5,000	95,000	$0	$4,500

(1)   Equal to the fair market value of the purchased shares at the time of the option exercise over the exercise price paid for those shares.

(2)   Based on the fair market value of our common stock on December 31, 2004 of $.90 per share, the closing sales price per share on that date on the OTC Bulletin Board.

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

Employment Contracts and Termination of Employment and Change of Control Agreements

Daniel Greenleaf

The Company entered into a written employment agreement dated as of February 1, 2005 with Daniel Greenleaf, its newly-appointed President and Chief Executive Officer. The agreement provides for a 3-year term and an initial annual base salary of $360,000, plus a guaranteed annual bonus of $100,000 during each year of the term of the agreement. In addition, Mr. Greenleaf is entitled to a signing bonus in the amount of $50,000, of which one-half is payable following the execution of the employment agreement and the remaining one-half is payable on the 6-month anniversary of the agreement. Mr. Greenleaf is further entitled to a “Discretionary Bonus” under the employment agreement of up to $250,000 per year upon the attainment of certain performance criteria specified in the employment agreement, and such other benefits generally made available to the Company’s other senior management.

The employment agreement also provides that Mr. Greenleaf is entitled to receive an option to purchase 891,396 shares of the Company’s common stock, which represents 5 percent of the Company’s currently outstanding common stock. The option will vest in three equal annual installments, commencing February 2006. In addition, until the Company has raised $20 million through the sale of equity securities and has obtained the rights to one clinical stage human therapeutic, Mr. Greenleaf shall be entitled to receive such additional options to purchase common stock in order to maintain his beneficial ownership (assuming the exercise of all stock options issued to Mr. Greenleaf) at 5 percent of the Company’s outstanding common stock. To the extent any additional stock options are issued pursuant to the foregoing sentence, the options will vest in installments over the term of the employment agreement as long as Mr. Greenleaf remains employed by the Company and will be exercisable at the market value of the Company’s common stock at the time of issuance.

In the event Mr. Greenleaf’s employment is terminated by the Company during the term upon a “change of control” (as defined in the employment agreement) and on the date of such termination the Company’s aggregate market capitalization is less than $38 million, he is entitled to receive his base salary for six months thereafter and all of his stock options scheduled to vest in the calendar year of such termination shall accelerate and be deemed vested upon termination and will remain exercisable for 12 months following such termination. In the event the Company terminates Mr. Greenleaf’s employment during the term of the agreement other than as a result of death, disability, cause or in connection with a change of control where the Company’s aggregate market capitalization is less than $38 million, then (i) Mr. Greenleaf is entitled to receive his base salary for 12 months from such termination, his guaranteed bonus for the calendar year in which such termination occurs, and the portion of any discretionary bonus earned as of the termination, and (ii) the vesting of his stock options shall accelerate and be deemed vested and will remain exercisable for 12 months following such termination.

Ronald Brandt

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth certain information regarding beneficial ownership of the our common stock as of March 26, 2005, by (i) each person known by us to be the beneficial owner of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the address of each of the following persons is 7 Deer Park Drive, Suite E, Monmouth Junction, NJ 08852.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 26, 2005, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address	Number of Shares Beneficially Owned (1)	Percentage of Class
Vincent M. Aita, Ph.D.	233,774	1.3%
Kenneth W. Brimmer	154,300(2)	*
Stephen C. Rocamboli	106,999	*
Stephen A. Roth, Ph.D.	50,000(3)	*
David M. Tanen	106,999	*
Michael Weiser, M.D., Ph.D.	417,353	2.3%
Daniel Greenleaf	20,000	*
Brian Lenz	5,000	*
Michael Cannarsa	0	*
Ronald Brandt	58,333	*
Xumu Zhang, Ph.D.	2,780,775	15.6%
All Executive Officers and Directors as a group (8 persons)	3,908,533	21.9%
Lester Lipschutz 1650 Arch Street - 22nd Floor Philadelphia, PA 19103	1,915,534(4)	10.7%
Lindsay A. Rosenwald, M.D. 787 Seventh Avenue, 48th Floor New York, NY 10019	990,678(5)	5.5%

* Less than 1%.

(1)   Assumes in each case that the shareholder exercised all options available to the person that have vested or will vest within 60 days of March 26, 2005. Accordingly, this table does not reflect: (i) options to purchase 12,900 shares of common stock (at a price of $1.91 per share) that have been granted to each of Dr. Aita, Mr. Brimmer, Mr. Rocamboli, Mr. Tanen, Dr. Weiser and Dr. Stephen Roth, all of which vest in 3 equal annual installments commencing October 28, 2004; (ii) 33,333 shares issuable upon exercise (at a price of $1.50 per share) of an option granted to Dr. Stephen Roth, which shares vest in equal installments on February 14, 2005 and February 14, 2006; and (iii) 487,539 shares issuable upon exercise of an option held by Dr. Zhang, 487,539 of which vest on three equal installments on each of May 15, 2005, May 15, 2006 and May 15, 2007.

(2)   Includes 7,500 shares which are owned by Mr. Brimmer’s Individual Retirement Account, 2,500 shares which are owned by the Individual Retirement Account of Mr. Brimmer’s spouse (to which he disclaims any beneficial interest), and 100,000 vested options.

(3)   Represents shares issuable upon exercise (at a price of $1.70 per share) of an option, a portion of which vested February 14, 2004.

(4)   Based on Schedule 13G filed with the SEC on December 17, 2004. Represents shares owned equally by several trusts established for the benefit of Dr. Lindsay A. Rosenwald or members of his immediate family, for which Mr. Lipschutz is the trustee/investment manager, and over which he has voting control and investment power.

(5)   Based on a Schedule 13G filed February 11, 2005. Includes 102,871 shares issuable upon the exercise of a warrant.

Equity Compensation Plan Information

The following table summarizes our outstanding options that we have issued to certain officers, directors and employees of our company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	--	$--	--
Equity compensation plans not approved by stockholders (1)	2,244,877	$1.42	256,123

(1)	Represent shares of common stock issuable upon outstanding options issued to employees and directors under our 2003 Stock Option Plan.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Weiser and Mr. Rocamboli both of whom are directors of our company, are employees of Paramount BioCapital, Inc. or its affiliates, a corporation of which Dr. Lindsay A. Rosenwald is the chairman and sole shareholder. Dr. Rosenwald beneficially owns approximately 5.5 percent of our outstanding common stock and various trusts for the benefit of Dr. Rosenwald or members of his immediate family beneficially own approximately 14 percent of our outstanding common stock. Dr. Weiser and Mr. Rocamboli collectively own approximately 3 percent of our outstanding common stock. Paramount BioCapital participated as a placement agent in connection with our February 2004 private placement, for which it received aggregate commissions of approximately $300,000.

ITEM 13.     EXHIBITS

Exhibit No.	Description
2.1
Merger Agreement dated November 12, 2002, by and among the Registrant, CQ Acquisition, Inc. and Chiral Quest, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed November 27, 2002).

3.1	Articles of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 of Registrant’s Annual Report in Form 10-KSB for the year ended December 31, 2004).
3.2	Bylaws, as amended to date (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003).
4.1
Common Stock Purchase Warrant dated as of February 18, 2003 issued to Key West Associates, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-QSB for the period ended March 31, 2003).

4.2	Option Agreement No. LL-1 dated May 6, 2003 issued to Princeton Corporate Plaza, LLC. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).
4.3	Form of Option Agreement dated May 6, 2003 issued to Princeton Corporate Plaza, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).
4.4	Schedule of Options substantially identical to Exhibit 4.3 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).
4.5	Form of Common Stock Purchase Warrant issued in connection with February 2004 private placement (incorporated by reference to the Registrant’s Form SB-2 filed March 26, 2004 (File No. 333-113980)).
10.1
License Agreement dated on or about October 27, 2000, as amended, between Chiral Quest, LLC and The Penn State Research Foundation (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-QSB for the period ended March 31, 2003).

10.2	Consulting Agreement dated May 15, 2003 between the Registrant and Xumu Zhang, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).
10.3	2003 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-KSB for the year ended December 31, 2003).
10.4	Separation Agreement dated April 2, 2004 between the Registrant and Alan D. Roth (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 19, 2004).
10.5	Employment Agreement dated October 6, 2003 between the Company and Ronald Brandt (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2004).
10.6	Employment Agreement dated February 1, 2005 between the Company and Daniel Greenleaf.

16.1	Letter regarding change in independent accountants (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K/A filed January 5, 2004).
16.2	Letter regarding change in independent accountants (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K filed April 25, 2003).
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by J.H. Cohn LLP, our current independent registered public accounting firm, for professional services rendered for fiscal years ended December 31, 2004 and December 31, 2003 and by Weinberg & Company, P.A., our former independent registered public accounting firm, for professional services rendered during the fiscal year ended December 31, 2003:

	J.H. Cohn LLP	J.H. Cohn LLP	Weinberg & Company, P.A.
Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees	Fiscal 2003 Fees

Audit Fees (1)	$102,512	$10,000	$1,000
Audit-Related Fees (2)	$4,966		$19,000
Tax Fees (3)	$20,310
All Other Fees (4)

Total Fees	$127,788	$10,000	$20,000

(1)   Audit fees consist principally of fees for services in connection with the audit of the Company’s annual financial statements and reviews of its financial statements.

(2)   Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption “Audit Fees.” These fees include review of registration statements and participation at board of director and audit committee meetings. The Company’s Audit-Related Fees primarily consist of the fees associated with the Company’s SB-2 Filing as a result of the February 2004 Private Placement of its common stock.

(3)   Tax Fees consist of fees for tax compliance, tax advice and tax planning.

(4)   All Other Fees consist of aggregate fees billed for products and services provided by the independent registered public accounting firm, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

At present, our audit committee approves each engagement for audit or non-audit services before we engage our independent registered public accounting firm to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage our independent registered public accounting firm to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent registered public accounting firm for fiscal 2004 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, VioQuest Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

VioQuest Pharamceuticals, Inc.

By:	/s/ Daniel Greenleaf
Daniel Greenleaf
President & Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of VioQuest Pharmaceuticals, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Greenleaf
Daniel Greenleaf	President & Chief Executive Officer and Director	March 30, 2005

/s/ Brian Lenz
Brian Lenz	Chief Financial Officer and Secretary	March 30, 2005

/s/ Vincent M. Aita
Vincent M. Aita	Director	March 29, 2005

Ronald Brandt	Director	March __, 2005

/s/ Kenneth W. Brimmer
Kenneth W. Brimmer	Director	March 30, 2005

/s/ Stephen C. Rocamboli
Stephen C. Rocamboli	Director	March 30, 2005

/s/ Stephen A. Roth
Stephen A. Roth	Director	March 29, 2005

/s/ David M. Tanen
David M. Tanen	Director	March 29, 2005

/s/ Michael Weiser
Michael Weiser	Director	March 29, 2005

/s/ Xumu Zhang
Xumu Zhang	Director	March 30, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
VioQuest Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of VioQuest Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VioQuest Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2004 and 2003, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $4,023,558 and used $3,786,173 of cash in operating activities during the year ended December 31, 2004 and, as of that date, it had an accumulated deficit of $7,434,763. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/J.H. Cohn LLP

Roseland, New Jersey
February 19, 2005

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,065,547	$659,117
Accounts receivable, net of allowance for doubtful accounts of $11,490 at December 31, 2003	318,585	51,705
Inventory	360,147	76,892
Other current assets	64,377	50,052

Total Current Assets	3,808,656	837,766

PROPERTY AND EQUIPMENT, NET	493,632	254,649

SECURITY DEPOSITS	31,000	31,000
DEFERRED FINANCING COSTS	-	50,000

INTELLECTUAL PROPERTY RIGHTS, NET	543,453	412,442

TOTAL ASSETS	$4,876,741	$1,585,857

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$303,392	$273,414
Accrued expenses	219,715	226,200
Due to related party	-	1,201
Deferred revenue, current portion	563,842	220,592
Total Current Liabilities	1,086,949	721,407

LONG-TERM LIABILITIES
Deferred revenue, long-term portion	-	39,116

TOTAL LIABILITIES	1,086,949	760,523

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized, 17,827,924 shares issued and outstanding at December 31, 2004, and 13,001,018 shares issued and outstanding at December 31, 2003	178,279	130,010
Additional paid-in capital	11,508,715	4,865,353
Deferred consulting expenses	(462,439)	(758,824)
Accumulated consulting deficit	(7,434,763)	(3,411,205)
Total Stockholders' Equity	3,789,792	825,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,876,741	$1,585,857

See accompanying notes to consolidated financial statements.

VIOQUEST PHARAMCEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

REVENUE	$1,485,148	$669,036

COST OF GOODS SOLD (Excluding Depreciation)	837,653	196,045

GROSS PROFIT	647,495	472,991

OPERATING EXPENSES
Management and consulting expenses	626,709	361,622
Research and development	902,162	440,646
Selling, general and administrative	1,612,021	1,012,182
Compensation	1,389,399	601,780
Depreciation and amortization	179,034	86,325
Total Operating Expenses	4,709,325	2,502,555

LOSS FROM OPERATIONS	(4,061,830)	(2,029,564)

INTEREST EXPENSE	-	(2,809)

INTEREST INCOME	38,272	13,973

NET LOSS	$(4,023,558)	$(2,018,400)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(.24)	$(.16)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	17,100,582	12,476,789

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003
	Equity Units			Common Stock
	Units	Amount	Additional Members' Equity	Shares	Amount	Additional Paid-In Capital	Deferred Consulting Expenses	Accumulated Deficit	Total Equity (Deficiency)

Balance, January 1, 2003	11,500,000	$1,213,000	$135,050	-	$-	$-	$(356,400)	$(1,392,805)	$(401,155)
Conversion of Chiral Quest LLC member units to common stock at 2/18/03 at a rate of .752374 share per unit (See Note 1 (B))	(11,500,000)	(1,213,000)	(135,050)	8,652,298	86,523	1,261,527			-
Recapitalization of the Company (See Note 1(B))				4,348,720	43,487	2,964,211			3,007,698
Options issued for services and rent						639,615	(639,615)		-
Amortization of deferred consulting expenses							237,191		237,191
Net loss								(2,018,400)	(2,018,400)
Balance, December 31, 2003	-	-	-	13,001,018	130,010	4,865,353	(758,824)	(3,411,205)	825,334
February 25, 2004 Private Placement, net of costs				4,826,906	48,269	6,643,362			6,691,631
Amortization of deferred consulting expenses							296,385		296,385
Net loss								(4,023,558)	(4,023,558)
Balance, December 31, 2004	-	-	-	17,827,924	$178,279	$11,508,715	$(462,439)	$(7,434,763)	$3,789,792

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,023,558)	$(2,018,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,034	86,325
Amortization of deferred consulting expenses	296,385	237,191
Changes in operating assets and liabilities:
Increase in accounts receivable	(266,880)	(39,249)
Increase in inventory	(283,255)	(48,470)
Increase in other current assets	(14,325)	(50,052)
Increase in security deposits	-	(31,000)
Increase in accounts payable	29,978	161,582
Increase (decrease) in accrued expenses and due to related party	(7,686)	112,481
Increase (decrease) in deferred revenue	304,134	(47,342)
Net Cash Used In Operating Activities	(3,786,173)	(1,636,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased property and equipment	(356,548)	(237,222)
Payments for intellectual property rights	(192,481)	(130,865)
Net Cash Used In Investing Activities	(549,029)	(368,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	40,000
Payment of note payable	-	(376,625)
Cash received in merger and recapitalization	-	3,017,243
Cash received in private placement of common stock	6,741,632	-
Payments for deferred financing costs	-	(50,000)
Net Cash Provided By Financing Activities	6,741,632	2,630,618

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,406,430	625,597

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	659,117	33,520

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,065,547	$659,117

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Reclassification of deferred financing costs to additional paid-in capital in connection with private placement	$50,000	$-

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

(A) Nature of Operations and Liquidity

Since its inception in October 2000, VioQuest Pharmaceuticals, Inc. (formerly Chiral Quest, Inc.) has provided pharmaceutical and fine chemical companies in all stages of the product lifecycles with innovative chiral products and services (as used herein, the “Company” refers to VioQuest Pharmaceuticals, Inc. or VioQuest Pharmaceuticals, Inc. together with its subsidiaries). Since August 2004, the Company has provided such products and services through its wholly-owned subsidiary, Chiral Quest, Inc. Chiral Quest, Inc. develops chemical catalysts used in the synthesis of desired isomers of chiral molecules using asymmetrical catalysis technology (the “Technology”) owned by the Pennsylvania State University Research Foundation (“PSRF”), the technology arm of The Pennsylvania State University (“Penn State”). Chiral Quest, Inc. has a worldwide, exclusive license from PSRF for the inventions covered by the license. The original license agreement was entered into on November 8, 2000 (See Note 5).

In August 2004, the Company formed VioQuest Drug Development, Inc., a wholly-owned subsidiary, which will focus on acquiring and bringing to market therapies for oncology, metabolic and inflammatory diseases and disorders that are current unmet medical needs. To date, VioQuest Drug Development, Inc. has not yet acquired any product candidates, has not realized any revenue and has not incurred any expenses.

From the Company’s inception through December 31, 2004, it has generated sales revenue but not any net profits. Management believes that the Company’s research and development (“R&D”) and manufacturing capacity will need to grow in order for the Company to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that the Company’s manufacturing capacity will be enhanced with its expanded office and laboratory space located in Monmouth Junction, New Jersey that was leased in May 2003, in addition to the leased space located in Jiashan, China.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception the Company has incurred a cumulative deficit of $7,434,763 through December 31, 2004. For the year ended December 31, 2004 the Company had a net loss of $4,023,558. These matters raise doubt about its ability to continue as a going concern. Management expects the Company’s losses to increase over the next several years, primarily due to expansion of its research and development programs, the hiring of additional chemists, the expansion of its manufacturing capabilities, and the costs related to acquiring a drug candidate. There can be no assurance that the Company will ever be able to operate profitably.

As of December 31, 2004, the Company had working capital of $2,721,707 and cash and cash equivalents of $3,065,547. Unless the Company is able to significantly increase its revenues, it will most likely require additional financing by the end of the second quarter of 2005 in order to continue operations. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third party lenders.

The Company’s net cash used in operating activities for the year ended 2004 was $3,786,173. The Company’s net loss of $4,023,558 was offset by amortization of deferred expenses of $296,385, deferred revenue of $304,134, and depreciation and amortization of $179,034. Operating activities also included increases in accounts receivable of $266,880 and inventory of $283,255.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

The Company’s net cash used in investing activities for the year ended 2004 was $549,029. Investing activities expenditures consisted of purchases of property and equipment of $356,548 which was attributed to the laboratory expansions during the second and third quarters of 2004 and payments for increased patent filings of intellectual property rights of $192,481.

The Company’s net cash provided by financing activities for the year ended 2004 was $6,741,632. Financing activities consisted of cash received as a result of the private placement of the Company’s common stock in February 2004.

The Company’s capital requirements will depend on numerous factors, including: competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome if any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, the establishment and funding of the Chiral Quest, Jiashan, China facility, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated, in addition to the costs associated with the drug development process related to acquiring a drug candidate.

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

(B) Merger

On February 18, 2003, Chiral Quest, LLC merged (the “Merger”) with and into CQ Acquisition, Inc., a wholly owned subsidiary of Surg II, Inc. (“Surg”), a reporting public corporation with no current operations. Each member equity unit of Chiral Quest, LLC issued and outstanding on February 18, 2003 (“Effective Date”) was automatically converted into 0.752374 shares of Surg common stock. There were 4,348,720 shares of Surg common stock issued and outstanding and options to purchase an additional 682,875 shares immediately prior to the Effective Date. At the Effective Date, Chiral Quest, LLC had 11,500,000 member equity units outstanding. Accordingly, as a result of the Merger, Surg issued 8,652,298 shares of its common stock to the former members of Chiral Quest, LLC. In addition, immediately prior to the Effective Date, there were non-vested contingent options and warrants outstanding to purchase an aggregate of up to 1,210,000 of Chiral Quest LLC’s member equity units, which following the Merger represented the right to purchase an aggregate of up to 910,374 shares of Surg common stock at $1.49 per share. In connection with the Merger, Surg changed its name to Chiral Quest, Inc. In August 2004, Chiral Quest, Inc. changed its name to VioQuest Pharmaceuticals, Inc. and renamed CQ Acquisition, Inc. as Chiral Quest, Inc. Subsequent to the Effective Date, the Company has reported its results of operations on a consolidated basis.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Generally accepted accounting principles in the United States of America require that the company whose equity holders retain a majority interest in a business combination, maintain the majority of board memberships and hold key management positions to be treated as the acquiror for accounting purposes. Since, following upon completion of the Merger, the former members of Chiral Quest, LLC held approximately two-thirds of the outstanding common stock of the Company, designees of Chiral Quest LLC comprised the majority of the Company’s Board of Directors, and the officers of Chiral Quest, LLC immediately prior to the Merger were appointed the officers of the Company, the merger was accounted for as a reverse acquisition with Chiral Quest, LLC as the accounting acquirer (legal acquiree) and Surg II as the accounting acquiree (legal acquirer).

If the Merger between Surg II and Chiral Quest, Inc. had occurred as of January 1, 2003 unuaudited pro forma revenues, net loss and net loss per share would have been as illustrated in the following table for the year ended December 31, 2003:

Pro Forma (Unaudited)
Year Ended
December 31, 2003
REVENUES	$669,036
NET LOSS	$(2,074,531)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,001,018

The above pro forma financial information is not necessarily indicative of what the Company’s results of operations would have been had the Merger occurred on January 1, 2003.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VioQuest Pharmaceuticals, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(D) Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when acquired to be cash equivalents.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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

(F) Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectible accounts receivable, when appropriate, based on historical collection experience and management’s evaluation of collectibility of outstanding accounts receivable.

(G) Inventory

Inventory consists of raw materials, work in process and finished goods which are stated at the lower of cost (first-in, first-out) or market. Raw materials consist of chemical compounds. Work in process and finished goods, referred to as proprietary ligands, consist of material, direct labor and manufacturing overhead.

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

(I) Intellectual Property Rights

Intellectual property rights are being amortized over the lives of the underlying patents, which generally are 17 years. Amortization expense recorded for the years ended December 31, 2004 and 2003 was $61,471 and $36,792, respectively. Accumulated amortization as of December 31, 2004 and December 31, 2003 was $112,131 and $50,660, respectively. Amortization expense for each of the five years subsequent to the year ended December 31, 2004, is approximately $39,000 per year.

(J) Revenue Recognition

Revenues are comprised principally of four main components: (1) the licensing of PSRF’s Technology, (2) the sale of proprietary ligands, (3) feasibility screening, and (4) custom contract development. Revenues as they relate to the licensing of the Company's rights to PSRF's intellectual property are recognized over the applicable license periods. The Company assumes the financial risks related to these revenues by financing the research and development of PSRF's technology as well as the defense of PSRF's patents. Deferred revenue in the accompanying consolidated balance sheets represents amounts prepaid by customers to the Company for services to be performed and products to be delivered at a subsequent date. These deferred and unearned amounts will be recognized as revenue when earned. Revenues as they relate to the sale of manufactured proprietary ligands are recognized upon the shipment of the ligands to the customer. Revenues as they relate to feasibility screening are recognized upon the completion of project reports and investigational studies. Revenues as they relate to custom contract development are recognized upon the shipment of finished products. However, revenue is not recognized unless collectibility is reasonably assured.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(K) Income Taxes

Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that deferred tax assets will not be realized.

(L) Stock-Based Compensation

The Company accounts for its employee and director stock option plans using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees,” and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference, if any, between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. However, the Company has not recorded any expense for employee options since they were granted at market value. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company to employees by applying the fair value recognition provisions of SFAS 123 “Accounting for Stock Based Compensation” to employee stock options, and amortizing the fair value over the vesting period, net loss and loss per share for the years ended December 31, 2004 and 2003, would have been increased to the pro forma amounts indicated below:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
Net loss as reported	$(4,023,558)	$(2,018,400)
Less: Total stock-based employee compensation expense using the fair value based method for all awards, net of related tax effects	(315,003)	(165,272)
Pro forma net loss	$(4,338,561)	$(2,183,672)
Basic and diluted net loss per common share:
As reported	$(0.24)	$(0.16)
Pro forma net loss	$(0.25)	$(0.18)

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
For pro forma disclosure purposes and for the purpose of valuing options granted to non-employees, the Company has valued the options using the Black-Scholes option pricing model with the following assumptions used in 2004 and 2003:

	December 31, 2004	December 31, 2003
Risk-free interest rate	3%-5%	2.3%-4%
Volatility	39%-98%	64%-127%
Lives in years	10	10
Dividend yield	0%	0%

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with the first quarter of 2006. In addition, options are issued to non-employees such as consultants, scientific advisory board members and directors. Any options issued to non-employees are recorded in the consolidated financial statements in deferred expenses in stockholders’ equity using the fair value method and then amortized to expense over the applicable service periods (See Note 6).

(M) Use of Estimates

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

(N) Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, where indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. For the years ended December 31, 2004 and 2003, the Company determined that an impairment charge on its long-lived assets was not required.

(O) Research and Development Expense

R&D costs are expensed as incurred. These expenses include the cost of the Company's proprietary R&D efforts, as well as costs incurred in connection with the Company's third-party collaboration efforts.

(P) Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amount to $101,712 and $174,514 for the years ended December 31, 2004 and 2003, respectively.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

(Q) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities including options and warrants in aggregate excluded from the calculation was 5,141,009 at December 31, 2004 and 2,841,607 at December 31, 2003.

NOTE 2     INVENTORY

The principal components of inventory are as follows:

	December 31, 2004	December 31, 2003
Raw material compounds	$308,456	$25,796
Work in process	47,691	42,251
Finished goods	4,000	8,845
Total Inventory	$360,147	$76,892

NOTE 3     PROPERTY AND EQUIPMENT, NET

The cost of the major classes of property and equipment are as follows:

	December 31, 2004	December 31, 2003
Laboratory equipment	$519,231	$272,713
Office equipment	7,849	4,780
Computer equipment	35,241	26,131
Leasehold improvements	145,783	47,932
Property and Equipment	708,104	351,556
Less Accumulated depreciation	214,472	96,907
Property and Equipment, Net	$493,632	$254,649

Depreciation expense for property and equipment for the years ended December 31, 2004 and 2003 was $125,467 and $49,583, respectively.

NOTE 4     INCOME TAXES

There was no income tax expense or benefit for the years ended December 31, 2004 and 2003 because of the nonrecognition of the income tax benefit from the Company’s net operating loss carryforwards.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

The significant components of the Company’s net deferred tax assets are summarized as follows:

	Year Ended December 31
	2004	2003
Net operating loss carryforwards	$2,870,000	$1,260,000

Valuation allowance	(2,870,000)	(1,260,000)

Net deferred tax assets	$-	$-

Deferred tax assets of $2,870,000 and $1,260,000 as of December 31, 2004 and 2003, respectively, consist primarily of the potential tax benefit of net operating loss carryforwards of $-7,175,000 and $3,150,000 at December 31, 2004 and 2003, respectively, and have been fully offset by a valuation allowance because it is management’s belief that it is more likely than not that those benefits will not be realized. Accordingly, the Company recognized no tax benefit for its pre-tax loss in 2004 or 2003. The net operating loss carryforwards, if not used, expire through 2024.

Following is a reconciliation of the expected income tax benefit computed at the U.S. Federal statutory rate to the Company's actual income tax benefit:
	December 31, 2004	December 31, 2003
Income tax benefit at statutory rate	(1,368,010)	(686,256)
State income taxes net of Federal tax	(241,413)	(121,104)
Increase in valuation allowance	1,609,423	807,360
	$-	$-

NOTE 5     RIGHTS TO INTELLECTUAL PROPERTY

The Company’s exclusive right to certain PSRF patents are of material importance to the Company's success. These PSRF patents result from inventions by the Company’s Chief Technology Officer (“CTO”), who is also an employee at Pennsylvania State University. The PSRF patents cover chemical formulations, processes for or intermediates useful in the manufacture of products and the uses of products. Protection for PSRF’s individual products extends for varying periods in accordance with the date of grant and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage. The Company is financially responsible for all aspects of these PSRF inventions, including legal and R&D expenses associated with the chemical developments. The Company is no longer obligated to license future inventions of the CTO.

For the years ended December 31, 2004 and 2003, the Company has not recognized any impairment charges to its patents, as management believes that the Company’s patents have useful lives equivalent to their amortization period of seventeen years.

NOTE 6     STOCKHOLDERS' EQUITY

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

In connection with the Merger (see Note 1), the Company issued a warrant to purchase 550,000 shares of common stock at an exercise price of $1.25 to an independent consultant for services related to the Merger.

During May 2003, the Company issued options to purchase, at a price of $1.50 per share, an aggregate of 20,000 shares of common stock to the landlord of new office space that the Company is leasing in New Jersey. The option issuance resulted in a charge to deferred expenses in stockholders’ equity of $9,845 for the value of the shares and is being amortized to rent expense over the term of the lease beginning in July 2003.

In June 2003, the Company issued options to purchase an aggregate of 740,052 shares of common stock at exercise prices of $1.49 and $1.50 per share to two consultants (including 650,052 options issued to the CTO) and two members of the Company’s Scientific Advisory Board. The total value of the option issuances of $619,864 was valued using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of approximately 2.4%, volatility of approximately 87%, lives of five years and an assumed dividend yield of 0%. The option issuances were charged to deferred expense in the stockholders’ equity and are being amortized to consulting expense over the applicable service periods.

In October 2003, a consultant for the Company received options to purchase 4,300 shares of common stock at an exercise price of $1.96 per share. These options became fully vested on February 14, 2004. The total value of the option issuance resulted in a charge to deferred expenses in stockholders' equity of $6,263 was valued using the Black-Scholes option pricing model with the following assumptions.

In November 2003, a consultant for the Company received options to purchase 2,500 shares of common stock at an exercise price of $1.96 per share. These options vested in April 2004. The total value of option issuance resulted in a change to deferred expenses in stockholders' equity of $3,643 was valued using the Black-Scholes option pricing model with the following assumptions: a risk-free rate of 3%, volatility of 128%, estimated lives of three years and an assumed dividend yield of 0%.

On February 25, 2004, the Company completed a private placement of its securities to accredited investors that resulted in gross proceeds of approximately $7.2 million. Investors in the private placement purchased an aggregate of approximately 4.8 million shares of the Company’s common stock at a price per share of $1.50 and received 5-year warrants to purchase one share of common stock at $1.65 per share for every two common shares purchased in the offering (a total of 2.4 million warrants). ThinkEquity Partners LLC, Paramount BioCapital, Inc. and Casimir Capital L.P. acted as the placement agents for this offering and received fees of approximately $500,000 of which Paramount BioCapital, Inc., a related party, received $300,000. Net proceeds to the Company, after deducting commissions and other expenses relating to the private placement, were approximately $6.7 million.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

The following table summarizes the total number of shares outstanding, shares issued to non-employees, directors, consultants, scientific advisory board members and options that have expired:

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	2,841,607	$1.47	998,105	$1.48
Granted	366,000	$1.22	1,843,752	$1.47
Cancelled	(962,730)	$1.49	(250)	$2.80
Outstanding at end of year	2,244,877	$1.42	2,841,607	$1.47
Options exercisable at year-end	1,024,488	$1.38	1,114,755	$1.37
Weighted-average fair value of options granted during the year	$1.14		$0.63

The following table summarizes the information about Plan stock options outstanding at December 31, 2004:

Range of Exercise Prices	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
$1.00 - $1.99	2,225,252	$1.41	8
$2.00-$2.99	16,500	$2.15	7
$3.00-$3.99	875	$3.20	2
$4.00-$12.00	2,250	$7.29	0
Total	2,244,877

The following table summarizes information related to warrants outstanding at December 31, 2004:

Remaining Contractual Life In Years	Price	Number of Exercisable Outstanding Warrants
4.15	$1.65	2,896,132

NOTE 7     AGREEMENTS

Pursuant to a January 2002 agreement between the Company and a pharmaceutical product development customer, the Company granted the customer a worldwide, non-exclusive, royalty free license to certain of the Company’s Intellectual Property Rights for research purposes only in connection with certain of the customer’s compounds. The customer paid the Company a nonrefundable license fee of $400,000 in 2002. The fee is being amortized to revenue through September 2005 when the agreement terminates. For each of the years ended December 31, 2004 and 2003, the Company recognized income of $114,241 related to this agreement.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

In August 2002, the Company entered into a one-year scientific research agreement with another pharmaceutical product development customer to assist in the completion of a feasibility screening program and report. In consideration for the experimental activity, the customer paid a fee of $30,000. The fee has been amortized to revenue through August 2003. For the year ended December 31, 2003, the Company recognized income of $19,726.

In May 2003, the Company entered into a four-year consulting agreement with the CTO at an annual rate of $120,000 per year. In addition, the CTO received an option to purchase 650,052 shares of common stock at $1.49 per share as mentioned in Note 5.

In May 2003, the Company entered into an option agreement with the Science and Technology Bureau of Jiashan County in Zhejiang, Province of the People’s Republic of China, China (“Jiashan”), whereby the Company has an option to acquire a laboratory facility in an industrial park near Shanghai. Jiashan is currently building laboratory space to the Company's specifications, which is expected to be completed by the second quarter of 2005. The Company will not pay rent for the initial three years of the lease, following which the Company, at its sole option, may rent the space for annual rent of no more than $60,000. In addition, the Company will have the option to purchase the lab on commercially reasonable terms. Should the Company wish to occupy the laboratory after its estimated completion in the second quarter of 2005, it will begin to pay a maintenance fee of $4,500 per month which consists of operating expenses related to property management fees and waste removal. For purposes of entering into the lease, the Company established a wholly owned subsidiary in Hong Kong, Chiral Quest Ltd., which in turn will be the sole shareholder of a subsidiary in the People's Republic of China (the “China Sub”). The Company has provided $66,000 of capital to the China Sub through December 31, 2004. In addition, the Company was also granted the option to purchase for $750,000 approximately 33 acres of land adjacent to the industrial park where the lab will be established.

Pursuant to an October 2002 agreement with Penn State, the Company funded the services of four post-doctorate fellows who, under the supervision of the CTO, conducted research and provided research quantities of chiral ligands to the Company. From October 2002 through December 31, 2004, the Company has paid and incurred expenses of approximately $596,000 pursuant to the agreement. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. The agreement expires on April 14, 2005. The approximate obligation payable by the Company for the remaining period through April 14, 2005 is $98,000.

NOTE 8     BUSINESS AND CREDIT CONCENTRATIONS

The Company had two customers which accounted for approximately 34% and 26%, a major pharmaceutical company and a biotechnology company respectively, of revenue for the year ended December 31, 2004. The Company had two customers who accounted for approximately 54% and 17%, respectively, of revenue for the year ended December 31, 2003.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

The Company had two customers who accounted for approximately 42% and 19%, respectively, of net customer accounts receivable as of December 31, 2004. The Company had two customers who accounted for approximately 52% and 39%, respectively, of net accounts receivable as of December 31, 2003.

NOTE 9     COMMITMENTS AND CONTINGENCIES

The Company entered into a written employment agreement dated as of February 1, 2005 with Daniel Greenleaf, its newly-appointed President and Chief Executive Officer. The agreement provides for a 3-year term and an initial annual base salary of $360,000, plus a guaranteed annual bonus of $100,000 during each year of the term of the agreement. In addition, Mr. Greenleaf is entitled to a signing bonus in the amount of $50,000, of which one-half is payable following the execution of the employment agreement and the remaining one-half is payable on the 6-month anniversary of the agreement. Mr. Greenleaf is further entitled to a “Discretionary Bonus” under the employment agreement of up to $250,000 per year upon the attainment of certain performance criteria specified in the employment agreement, and such other benefits generally made available to the Company’s other senior management.

The employment agreement also provides that Mr. Greenleaf is entitled to receive an option to purchase 891,396 shares of the Company’s common stock, which represents 5 % of the Company’s currently outstanding common stock. The option will vest in three equal annual installments, commencing February 2006. In addition, until the Company has raised $20 million through the sale of equity securities and has obtained the rights to one clinical stage human therapeutic, Mr. Greenleaf shall be entitled to receive such additional options to purchase common stock in order to maintain his beneficial ownership (assuming the exercise of all stock options issued to Mr. Greenleaf) at 5% of the Company’s outstanding common stock. To the extent any additional stock options are issued pursuant to the foregoing sentence, the options will vest in installments over the term of the employment agreement as long as Mr. Greenleaf remains employed by the Company and will be exercisable at the market value of the Company’s common stock at the time of issuance.

In the event Mr. Greenleaf’s employment is terminated by the Company during the term upon a “change of control” (as defined in the employment agreement) and on the date of such termination the Company’s aggregate market capitalization is less than $38 million, he is entitled to receive his base salary for six months thereafter and all of his stock options scheduled to vest in the calendar year of such termination shall accelerate and be deemed vested upon termination and will remain exercisable for 12 months following such termination. In the event the Company terminates Mr. Greenleaf’s employment during the term of the agreement other than as a result of death, disability, cause or in connection with a change of control where the Company’s aggregate market capitalization is less than $38 million, then (i) Mr. Greenleaf is entitled to receive his base salary for 12 months from such termination, his guaranteed bonus for the calendar year in which such termination occurs, and the portion of any discretionary bonus earned as of the termination, and (ii) the vesting of his stock options shall accelerate and be deemed vested and will remain exercisable for 12 months following such termination.

The Company leases laboratory and office space located in Monmouth Junction, New Jersey. The lease as amended commenced effective June 1, 2003 and is for a three-year term with a total rent, utilities and maintenance to be paid in monthly installments that increase each year. Due to the escalation clause in the lease, the Company is straight-lining the expense of the lease over the term of the lease. The Company also issued the landlord options to purchase 20,000 shares of common stock, as described in Note 6. The fair value of the options issued to the landlord of $9,845 is being amortized on a straight-line basis over the term of the option agreement and included in rent expense.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Future minimum rental payments subsequent to December 31, 2004 are as follows:

Years ended December 31,
2005	$281,000
2006	119,000
$400,000

Total rent expense (which includes base rent, utilities, and operating escalations for both the New Jersey lease and a month to month lease of laboratory space in Pennsylvania) for the Company for the year ended December 31, 2004 and 2003 was approximately $333,000 and $101,000 respectively.

NOTE 10     RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their salaries for income tax purposes by making contributions to the plan. There have been no Company contributions to the plan for the years ended December 31, 2004 and 2003.

NOTE 11     RELATED PARTY TRANSACTIONS

Paramount BioCapital Investments, LLC, a related party, has been performing certain administrative functions for the Company since July 12, 2002, and financed the Company through loans for working capital evidenced by a series of promissory notes (the “Notes”) aggregating $376,625. The Notes bore interest at 5% per annum. The Company satisfied in full all principal and accrued interest under the Notes on February 28, 2003.

Additionally, from September 2002 through April 2004, the Company was paying $4,000 per month to Paramount BioCapital Investments, LLC, for an office and general and administrative services. For the years ended December 31, 2004 and 2003, this resulted in charges to operations of $6,000 and $48,000, respectively. As of December 31, 2003, the Company owed $1,201 to Paramount BioCapital Investments, LLC.

On February 25, 2004, the Company completed the sale of its securities in a private placement to accredited investors for gross proceeds of approximately $7.2 million. Paramount BioCapital, Inc. participated as one of three placement agents for this transaction, for which it received approximately $300,000 in commissions.