Form 10QSB
period 2005-03-31
VioQuest Pharmaceuticals
filed 2005-05-16
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(732) 274-0399

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of May 13, 2005 there were 17,827,924 shares of the issuer’s common stock, $.01 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐ No ☒

Index

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
Item 2.	Management’s Discussion and Analysis	9
	or Plan of Operations
Item 3.	Controls and Procedures	14
PART II	OTHER INFORMATION
Item 5.	Other Events	15
Item 6.	Exhibits	15
	Signatures	16
	Exhibit Index	17

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the continued availability of our chief technology officer, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our customers’ products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” following Item 1 in Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	March 31, 2005 (Unaudited)	December 31, 2004 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,484,080	$3,065,547
Accounts receivable	499,386	318,585
Inventories	431,831	360,147
Prepaid expenses	50,243	64,377
Total Current Assets	2,465,540	3,808,656
PROPERTY AND EQUIPMENT, NET	685,222	493,632
SECURITY DEPOSITS	51,463	31,000
INTELLECTUAL PROPERTY RIGHTS, NET	552,087	543,453
TOTAL ASSETS	$3,754,312	$4,876,741
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$548,863	$303,392
Accrued expenses	66,123	219,715
Deferred revenue	575,109	563,842
TOTAL LIABILITIES	1,190,095	1,086,949
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized, 17,827,924 shares issued and outstanding at March 31, 2005 and December 31, 2004	178,279	178,279
Additional paid-in capital	11,508,715	11,508,715
Deferred consulting expenses	(389,591)	(462,439)
Accumulated deficit	(8,733,186)	(7,434,763)
Total Stockholders' Equity	2,564,217	3,789,792
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,754,312	$4,876,741

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

REVENUE	$597,768		$377,923

COST OF GOODS SOLD (Excluding Depreciation)	396,760		83,061

GROSS PROFIT	201,008		294,862

OPERATING EXPENSES
Management and consulting fees	117,348		113,232
Research and development	524,013		396,689
Selling, general and administrative	810,892		500,742
Depreciation and amortization	53,664		29,997
Total Operating Expenses	1,505,917		1,040,660

LOSS FROM OPERATIONS	(1,304,909)		(745,798)

INTEREST INCOME, NET	6,486		4,707

NET LOSS	$(1,298,423)		$(741,091)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(.07)	$	$ (.05)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	17,827,924		14,857,520

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

	Common Stock		Additional Paid-In	Deferred Consulting	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Expenses	Deficit	Equity
Balance, January 1, 2005	17,827,924	$178,279	$11,508,715	$(462,439)	$(7,434,763)	$3,789,792
Amortization of deferred consulting expenses	—	—	—	72,848	—	72,848
Net loss	—	—	—	—	(1,298,423)	(1,298,423)
Balance, March 31, 2005	17,827,924	$178,279	$11,508,715	$(389,591)	$(8,733,186)	$2,564,217

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,298,423)	$(741,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,664	29,997
Amortization of deferred consulting expenses	72,848	77,232
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(180,801)	(57,647)
(Increase) in inventories	(71,684)	(71,883)
Decrease in prepaid expenses	14,134	6,748
(Increase) Decrease in security deposits	(20,463)	5,000
Increase (Decrease) in accounts payable	245,471	(108,789)
Decrease in accrued expenses	(153,592)	(55,761)
Increase in deferred revenue	11,267	4,815
Net Cash Used In Operating Activities	(1,327,579)	(911,379)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	(253,888)	(61,760)
Net Cash Used In Investing Activities	(253,888)	(61,760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Private placement of common stock	-	6,741,631
Net Cash Provided By Financing Activities	-	6,741,631
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,581,467)	5,768,492
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,065,547	659,117
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,484,080	$6,427,609

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2005 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSB of VioQuest Pharmaceuticals, Inc. (formerly Chiral Quest, Inc.) and its subsidiary (the “Company” or “VioQuest”) as of and for the year ended December 31, 2004 as referenced in the Company’s audited balance sheet from the Annual Report on form 10-KSB.

(B) Nature of Operations and Liquidity

Since its inception in October 2000, VioQuest Pharmaceuticals, Inc. (formerly Chiral Quest, Inc.) has provided pharmaceutical and fine chemical companies in all stages of the product lifecycles with innovative chiral products and services. Since August 2004, the Company has provided such products and services through its wholly-owned subsidiary, Chiral Quest, Inc. Chiral Quest, Inc. develops chemical catalysts used in the synthesis of desired isomers of chiral molecules using asymmetrical catalysis technology (the “Technology”) owned by the Pennsylvania State University Research Foundation (“PSRF”), the technology arm of The Pennsylvania State University (“Penn State”). Chiral Quest, Inc. has a worldwide, exclusive license from PSRF for the inventions covered by the license. The original license agreement was entered into on November 8, 2000.

In August 2004, the Company formed VioQuest Drug Development, Inc., a wholly-owned subsidiary, which will focus on acquiring and bringing to market therapies for oncology, metabolic and inflammatory diseases and disorders that are current unmet medical needs. To date, VioQuest Drug Development, Inc. has not yet acquired any product candidates, has not realized any revenue and has not incurred any materially related expenses.

Through March 31, 2005, the Company has generated sales revenue but not any net profits. Management believes that the Company’s research and development (“R&D”) and manufacturing capacity will need to grow in order for the Company to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that the Company’s manufacturing capacity will be enhanced with its expanded office and laboratory space located in Monmouth Junction, New Jersey that was leased in May 2003, in addition to the leased space located in Jiashan, China.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception the Company has incurred an accumulated deficit of $8,733,186 through March 31, 2005. For the three months ended March 31, 2005 the Company had a net loss of $1,298,423. These matters raise doubt about its ability to continue as a going concern. Management expects the Company’s losses to increase over the next several years, primarily due to expansion of its research and development programs, the hiring of additional chemists, the expansion of its manufacturing capabilities, and the costs related to acquiring a drug candidate. There can be no assurance that the Company will ever be able to operate profitably.

As of March 31, 2005, the Company had working capital of $1,275,445 and cash and cash equivalents of $1,484,080. Unless the Company is able to significantly increase its revenues, it will most likely require additional financing by the end of the second quarter of 2005 in order to continue operations. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third party lenders, if available.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (UNAUDITED)

The Company’s net cash used in investing activities for the three months ended March 31, 2005 totaled $253,888 which consisted of costs related to the Chiral Quest, Jiashan, China laboratory expansion of $144,801, in addition to purchases of laboratory, computer and office equipment of $109,087 related to the New Jersey facility.

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

Additional capital that will be needed by the Company in the future may not be available on reasonable terms, or at all. If adequate financing is not available, the Company may be required to terminate or significantly curtail its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish.

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

Management anticipates that the Company’s capital resources will be adequate to fund its operations through June 30, 2005, assuming the Company achieves expected increases in revenue. If the Company is unable to increase revenues as expected, however, additional financing will likely be required as early as the second quarter of 2005 in order to fund operations. The most likely source of financing includes the private placements of our equity or debt securities or bridge loans to the Company from third party lenders.

(C) Stock-Based Compensation

The Company accounts for its employee and director stock option plans using the intrinsic value method in accordance with APB Opinion No. 25, “ Accounting For Stock Issued To Employees, ” and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. For pro forma disclosure purposes, the Company values option issuances using the Black-Scholes option pricing model. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company to employees by applying the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation,” to employee stock options, and amortizing the fair value over the vesting period, net loss and net loss per share for the three months ended March 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Net loss as reported	$(1,298,423)	$(741,091)
Total stock-based employee compensation expenses using the fair value based method for all awards, net of related tax effects	(114,508)	(35,578)
Net loss, pro forma	$(1,412,931)	$(776,669)
Basic and diluted net loss per common share:
As reported	$(.07)	$(.05)
Pro forma	$(.08)	$(.05)

Black-Scholes option pricing assumptions
Risk-free interest rate	2%-5%	2%-4%
Volatility	64%-128%	64%-128%
Lives in years	10	10
Dividend yield	0%	0%

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

(D) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding for each period presented. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have had an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation was 6,300,405 at March 31, 2005. There were 1,547,855 potentially dilutive securities at March 31, 2004.

NOTE 2   INVENTORIES

The principal components of inventory are as follows:

	March 31, 2005 (Unaudited)	December 31, 2004
Raw material compounds	$353,161	$308,456
Work in process	74,670	47,691
Finished goods	4,000	4,000
Total Inventory	$431,831	$360,147

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (UNAUDITED)

The table below illustrates the number of stock options issued to: employees, scientific advisory board members, board of directors and consultants which were issued for services provided:

For the Three Months Ended March 31, 2005

Balance, January 1, 2005	2,244,877
Granted	1,159,396
Exercised	0
Expired	0
Terminated	0
Balance, March 31, 2005	3,404,273

NOTE 4 SUBSEQUENT EVENTS

In April 2005, the Company terminated the employment of Ronald Brandt, Chiral Quest’s Business Unit Head. In accordance with the terms of Mr. Brandt’s June 17, 2004 employment agreement, as a result of the termination of his employment, Mr. Brandt also resigned from the Company’s Board of Directors. Under the terms of his employment agreement, Mr. Brandt will continue to receive his annualized base salary of $210,000 for a 6-month period following the date of separation.

In May 2005, the Company signed a non-binding letter of intent to complete a merger transaction with Greenwich Therapeutics, a privately-held New York biotechnology company focused on the development of novel compounds with broad therapeutic applications in oncology. In the proposed merger, the Company would acquire the rights to two anti-cancer agents - Sodium Stibogluconate (SSG) and Triciribine (API-2). As a result of the proposed merger, the stockholders of Greenwich Therapeutics will receive up to approximately 47% of the Company on a fully diluted, post-merger basis. Approximately one-half of the additional equity will be set aside in escrow, and will only be released incrementally upon the achievement of certain clinical milestones relating to Phase I and Phase II clinical studies for each compound. The Company will account for the proposed merger transaction with Greenwich Therapeutics under the purchase method of accounting.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Overview

Since our inception in October 2000, VioQuest Pharmaceuticals, Inc. (formerly Chiral Quest, Inc.) has provided pharmaceutical and fine chemical companies in all stages of the product lifecycles with innovative chiral products and services (as used herein, the “Company” refers to VioQuest Pharmaceuticals, Inc. or VioQuest Pharmaceuticals, Inc. together with its subsidiaries). Since August 2004, the Company has provided such products and services through its wholly-owned subsidiary, Chiral Quest, Inc. Chiral Quest, Inc. develops chemical catalysts used in the synthesis of desired isomers of chiral molecules using asymmetrical catalysis technology (the “Technology”) owned by the Pennsylvania State University Research Foundation (“PSRF”), the technology arm of The Pennsylvania State University (“Penn State”). Chiral Quest, Inc. has a worldwide, exclusive license from PSRF for the inventions covered by the license. The original license agreement was entered into on November 8, 2000.

In August 2004, the Company formed VioQuest Drug Development, Inc., a wholly-owned subsidiary, which will focus on acquiring and bringing to market therapies for oncology, metabolic and inflammatory diseases and disorders that are current unmet medical needs. To date, VioQuest Drug Development, Inc. has not yet acquired any product candidates, has not realized any revenue and has not incurred materially related any expenses.

Through March 31, 2005, the Company has generated sales revenue but not any net profits. Management believes that the Company’s research and development (“R&D”) and manufacturing capacity will need to grow in order for the Company to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that the Company’s manufacturing capacity will be enhanced with its expanded office and laboratory space located in Monmouth Junction, New Jersey that was leased in May 2003, in addition to the leased space located in Jiashan, China.

Since inception the Company has incurred an accumulated deficit of $8,733,186 through March 31, 2005. For the three months ended March 31, 2005 the Company had a net loss of $1,298,423. These matters raise doubt about its ability to continue as a going concern. Management expects the Company’s losses to increase over the next several years, primarily due to expansion of its research and development programs, the hiring of additional chemists, the expansion of its manufacturing capabilities, and the costs related to acquiring a drug candidate. There can be no assurance that the Company will ever be able to operate profitably.

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

Management anticipates that the Company’s capital resources will be adequate to fund its operations through June 30, 2005, assuming the Company achieves expected increases in revenue. If the Company is unable to increase revenues as expected, however, additional financing will likely be required as early as the second quarter of 2005 in order to fund operations. The most likely source of financing includes the private placements of our equity or debt securities or bridge loans to the Company from third party lenders if available. However, changes may occur that would consume available capital resources before that time. The Company’s combined capital requirements will depend on numerous factors, including: competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, the establishment and funding of the Chiral Quest, Jiashan, China facility, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated.

Results of Operations - For the Three Months Ended March 31, 2005 vs. March 31, 2004

Our revenues for the three months ended March 31, 2005 were $597,768 as compared to $377,923 for the three months ended March 31, 2004. For the three months ended March 31, 2005, approximately 4% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 96% of total revenue was derived from sales of our ligands and catalysts, feasibility screenings, and customized process development services sold to third parties. For the three months ended March 31, 2004, approximately 8% of total revenue was derived from the amortization of option fee income and 92% of total revenue was comprised of sales or our ligands and catalysts, feasibility screenings, and customized process development services sold to third parties. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Cost of goods sold for three months ended March 31, 2005 was $396,760 as compared to $83,061 during the three months ended March 31, 2004. The increase in cost of goods sold is attributed to the costs associated to the purchases of finished goods used in production related to the increased shipments of projects during the first quarter ended March 31, 2005, along with the allocation of direct labor and overhead expenses to finished goods.

Management and consulting expenses for the three months ended March 31, 2005 were $117,348 as compared to $113,232 during the three months ended March 31, 2004. Management and consulting fees consist of the consulting agreement with our Chief Technology Officer at a rate of $10,000 per month effective May 15, 2003. Management and consulting expense also consists of the amortization of stock options issued to consultants, and scientific advisory board members.

Our R&D expenses for the three months ended March 31, 2005 were $524,013 as compared to $396,689 during the three months ended March 31, 2004. The increase was primarily caused by the increased number of chemists hired to work at the new laboratory facility in New Jersey. R&D expenses also include the costs associated to the purchases of laboratory chemicals, and supplies.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2005 were $810,892 as compared to $500,742 during the three months ended March 31, 2004. This increase in SG&A expenses was due in part to increased usage of temporary contractors, higher legal and accounting fees, increased rent expense for the New Jersey facility as a result of the facility’s expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees on payroll in addition to insurance and employer payroll taxes.

Depreciation and amortization expenses for the three months ended March 31, 2005 were $53,664 as compared to $29,997 during the three months ended March 31, 2004. This increase was primarily related to the fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the newly leased facility and expansions in New Jersey.

Interest income for the three months ended March 31, 2005 was $6,486 as compared to $4,707 for the three months ended March 31, 2004. The increase in interest income is attributed to having higher cash reserves for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, as a result of the funds received from the private placement of the Company’s common stock in February 2004.

Our net loss for the three months ended March 31, 2005 was $1,298,423 as compared to $741,091 for the three months ended March 31, 2004. The increased net loss for the three months ended March 31, 2005 as compared to March 31, 2004 was attributable to higher SG&A expenses related to operational expenditures comprised of higher total rent expense due to the newly leased, and expansions to the New Jersey facility in June 2003, April and September 2004 respectively, higher legal and accounting expenses, higher payroll expenses associated with having more employees along with increased usage of temporary contractors. We expect losses to continue in the next year as we continue to expand operations in New Jersey as well as commence operations in Jiashan.

Liquidity and Capital Resources

Since inception the Company has incurred an accumulated deficit of $8,733,186 through March 31, 2005. For the three months ended March 31, 2005 the Company had a net loss of $1,298,423. These matters raise doubt about its ability to continue as a going concern. Management expects the Company’s losses to increase over the next several years, primarily due to expansion of its research and development programs, the hiring of additional chemists, the expansion of its manufacturing capabilities, and the costs related to acquiring a drug candidate. There can be no assurance that the Company will ever be able to operate profitably.

As of March 31, 2005, the Company had working capital of $1,275,445 and cash and cash equivalents of $1,484,080. Unless the Company is able to significantly increase its revenues, it will most likely require additional financing by the end of the second quarter of 2005 in order to continue operations. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third party lenders, if available.

The Company’s net cash used in operating activities for the three months ended March 31, 2005 was $1,327,579. The Company’s net cash used in operating activities primarily consisted of a net loss of $1,298,423, an increase in accounts receivable of $180,801 as a result of increase sales during the three months ended March 31, 2005, an increase in accounts payable of $245,471 attributed to purchases for inventory, recruiting and operational expenditures, and a decrease of accrued expenses of $153,592.

The Company’s net cash used in investing activities for the three months ended March 31, 2005 totaled $253,888 which consisted of costs related to the Chiral Quest, Jiashan, China laboratory expansion of $144,801, in addition to purchases of laboratory, computer and office equipment of $109,087 related to the New Jersey facility.

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

Additional capital that will be needed by the Company in the future may not be available on reasonable terms, or at all. If adequate financing is not available, the Company may be required to terminate or significantly curtail its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish.

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

Management anticipates that the Company’s capital resources will be adequate to fund its operations through June 30, 2005, assuming the Company achieves expected increases in revenue. If the Company is unable to increase revenues as expected, however, additional financing will likely be required as early as the second quarter of 2005 in order to fund operations. The most likely source of financing includes private placements of its equity or debt securities or bridge loans to the Company from third party lenders. However, changes may occur that would consume available capital resources before that time. The Company’s combined capital requirements will depend on numerous factors, including: competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, the establishment and funding of the Chiral Quest, Jiashan, China facility, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated.

In February 2004, we sold in a private placement 4.8 million shares of our common stock plus warrants to purchase an additional 2.4 million shares of common stock for aggregate gross proceeds of $7.2 million. Management believes that the remaining capital resulting from the private placement and anticipated increased revenue, will provide sufficient resources to fund our continued operational expansion and corporate development through approximately the second quarter of 2005. Our long-term liquidity is contingent upon achieving increased sales and/or obtaining additional financing.

We have formed two China subsidiaries through which we intend to open a laboratory facility in the People’s Republic of China. We have provided $400,000 of capital to the China subsidiary as of the first quarter ended March 31, 2005. Our management believes that by the opening of this facility in China to produce non-proprietary chemical building blocks and related compounds, we will be able to significantly decrease our manufacturing costs and expenses, enabling us to cost-effectively produce our ligands and end products and make our products substantially more competitive and even more attractive to current and potential customers. We expect operations to commence on a limited basis during the second quarter of 2005.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

In December 2003, the FASB issued revised FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” (“FIN 46R”). FIN 46R required the consolidation of an entity in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or “VIEs”). Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership or a majority voting interest in the entity. FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities are required in financial statements for periods ending after March 15, 2004.

In December 2004, the FASB issued SFAS No. 123R “Accounting for Stock-Based Compensation.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments, including all employee stock options be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R shall be effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company is evaluating the impact of this pronouncement and its affects on our financial statements.

Item 3. Controls and Procedures

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the fiscal three months ended March 31, 2005, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 5. Other Events

The Company terminated the employment of Ronald Brandt, the head of the Chiral Business Unit and a director of the Company, on April 4, 2005. In accordance with the terms of Mr. Brandt’s June 17, 2004 employment agreement, in the event his employment with the Company is terminated for any reason, he is automatically deemed to have resigned from the Board of Directors as of such date. Accordingly, Mr. Brandt’s resignation as a director of the Company is effective as of April 4, 2005. Mr. Brandt did not hold any positions on any committee of the board of directors at the time of his resignation. In accordance with the terms of his employment agreement, Mr. Brandt is entitled to receive severance payments in the aggregate amount of $105,000, payable over the 6-month period following his separation date. The Company has furnished Mr. Brandt with a copy of the disclosures contained in this Item 5.

Item 6. Exhibits

Exhibit No.	Description

10.1
Employment Agreement date February 1, 2005 by and between the Company and Daniel Greenleaf (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOQUEST PHARMACEUTICALS, INC.
Date: May 13, 2005	By:	/s/ Daniel Greenleaf
Daniel Greenleaf President & Chief Executive Officer

Date: May 13, 2005	By:	/s/ Brian Lenz
Brian Lenz Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
Employment Agreement date February 1, 2005 by and between the Company and Daniel Greenleaf (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002