Form 10KSB/A
period 2004-12-31
VioQuest Pharmaceuticals, Inc.
filed 2005-07-28
CIK 745788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to
FORM 10-KSB/A

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

References to the “Company,” the “Registrant,”“we,”“us,”“our” or in this Annual Report on Form 10-KSB refer to VioQuest Pharmaceuticals, Inc., formerly Chiral Quest, Inc., a Minnesota corporation, and our consolidated subsidiaries, together taken as a whole, unless the context indicates otherwise.

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004, which amends the Company’s Form 10-KSB originally filed on March 31, 2005, is being filed solely to amend Items 6 and 7 in response to comments received from the staff of the Securities and Exchange Commission in connection with its review of such report. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB filed on March 31, 2005. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains statements that are not historical but are forward-looking in nature, including statements regarding our current expectations, beliefs, intentions or strategies regarding the future. In particular, the “Risk Factors” section following Item 1 in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed on March 31, 2005, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 6 of this annual report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,”“anticipate,”“believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in the subsection entitled “Risk Factors” following Item 1 in the Company’s Annual Report on Form 10-KSB filed on March 31, 2005, and should not unduly rely on these forward looking statements.

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

Results of Operations - Years Ended December 31, 2004 vs. 2003

Our revenues for the year ended December 31, 2004 were $1,485,148 as compared to $669,036 for the year ended December 31, 2003. For the year ended December 31, 2004, approximately 8% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 92% of total revenue was derived from customized process development services sold to third parties  (accounting for 47% of total 2004 revenue), sales of our catalysts and ligands (34% of total 2004 revenue), and feasibility screening reports provided to clients (11% of total 2004 revenue). The overall increase in 2004 revenue is attributable primarily from a 75% increase from 2003 revenue from contracts for customized process development services. In addition, the increase in 2004 revenues is also attributable to our selling and production capabilities transitioning from an academic Research and Development sales volume level, to a commercial sales volume quantity level for its ligands, catalysts, and customized process development services. As a result, revenue from sales of catalysts and ligands increased five fold from 2003 because we were able to sell greater quantities and a wider variety of our proprietary ligands and catalysts to an expanded customer base that more than doubled in 2004 compared to 2003. Revenue from feasibility screening in 2004 also increased three fold from 2003 levels. We anticipate that sales of our proprietary ligands and catalysts and customized process development services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Our gross profit decreased for the year ended December 31, 2004, as compared to December 31, 2003, as a result of our 2004 revenues being significantly derived from the sale of ligands and catalysts products and services versus a greater percentage of revenues derived from option fee income pertaining to a license agreement for the fiscal year ended 2003. For the year ended December 31, 2003, approximately 20% of total revenue was derived from the amortization of option fee income and 80% of total revenue was comprised of sales or our ligands.

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

Our Research and Development (“R&D”) expenses for the year ended December 31, 2004 were $1,526,561 as compared to $639,426 during the year ended December 31, 2003. This increase resulted primarily from the R&D costs associated to preparing and analyzing several test pilot programs of our proprietary technology related to the Company’s developmental manufacturing processes and commercial scale up capabilities to satisfy manufacturing requirements. The R&D costs include the sponsoring of four post doctorates at Penn State to develop reports on our technological feasibility of our proprietary technology in addition to preparing sample batches for analysis in the Princeton, NJ office. Also included in R&D are the purchases of additional laboratory materials and supplies such as chemicals, solvents, glassware used as part of the facility’s test pilot programs used for the formulation and analyzing of our proprietary products during 2004 to determine their technological feasibility and to further develop and enhance our R&D processes to determine the Company’s manufacturing capabilities. The agreement with Penn State required us to fund services of four post-doctorate fellows who, under the supervision of the CTO, conduct research and provide research quantities of chiral ligands to us. This agreement has been extended to April 14, 2005. The approximate obligation payable by us for the remaining period from January 1, 2005 through the end of the agreement dated April 14, 2005 is approximately $98,000. From October 2002 through December 31, 2004, the Company has paid and incurred expenses of approximately $596,000 pursuant to the agreement. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. In addition, during the first and second quarters of 2004, we expanded our laboratory facility in New Jersey, which enabled us to commercialize our proprietary ligands and catalysts. In connection with the facility’s expansion, numerous lab supplies and chemicals were purchased. Accordingly, we incurred significant R&D expenses in the first and second quarters due to the laboratory expansions of the New Jersey facility, along with the increased costs of using the facility and chemists at Penn State.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2004 were $2,377,021 as compared to $1,415,182 during the year ended December 31, 2003. This increase in SG&A expenses was due in part by the resignation of our CEO in April 2004, of which we incurred $375,000 in severance costs in 2004. In addition, SG&A increased due to the hiring of several laboratory chemists to work at the newly expanded laboratory facility in New Jersey. SG&A also increased as a result of the reporting obligations as a public company, increased rent expense for the New Jersey facility, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

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

Results of Operations - Years Ended December 31, 2003 vs. 2002

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

Our R&D expenses for the year ended December 31, 2003 were $639,426 as compared to $63,728 during the year ended December 31, 2002. This change was primarily caused by the Company sponsoring four post doctorates at Penn State University to perform research analysis related to the Company’s proprietary technology in addition to hiring several chemists during the year ended 2003, in addition to the increased laboratory supplies and chemicals purchased during the year ended 2003 in connection with the development and testing the feasibility of its new proprietary products of ligands and catalysts.

SG&A expenses for the year ended December 31, 2003 were $1,415,182 as compared to $193,449 during the year ended December 31, 2002. SG&A expenses increased due in part to the hiring of a vice president of business development, controller and additional chemists to work at our New Jersey office and laboratory facility. SG&A expenses also increased as a result of higher legal and accounting fees associated with our reporting obligations as a public company, increased rent expense for the New Jersey facility, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

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

Our net cash used in operating activities for the year ended 2004 was $3,786,173 and our net loss of $4,023,558 was offset by amortization of deferred expenses of $296,385, deferred revenue of $304,134, and depreciation and amortization of $179,034. The Company received prepayments from customers during 2004, which are classified as deferred revenue, as agreed upon by customers’signed purchase order contracts, and has provided early funding for the Company to purchase raw materials for goods and services ordered. Operating activities also included increases in accounts receivable of $266,880 and inventory of $283,255. Net cash used in the Company’s operating activities as a result of the Company’s net loss, also include additional employees hired during 2004, primarily chemists, in addition to purchases for laboratory supplies, and chemicals used for the manufacturing scale up related to the Company’s production capabilities transitioning from an academic sales volume, to a commercial sales volume level.

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

Critical Accounting Policies and Estimates

Impairment of Intellectual Property Rights

The Company evaluates the recoverability of its long-lived assets, where indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. For the years ended December 31, 2004 and 2003, the Company determined that impairment to its long-lived assets did not occur. Accordingly, no impairment loss was recorded for the years ended December 31, 2004 and 2003. Management has determined based upon the useful lives of its intellectual property rights the future economic benefits exceed their carrying costs.

Revenue Recognition

Revenues are comprised principally of four main components: (1) the licensing of PSRF’s technology, (2) the sale of proprietary ligands and catalysts, (3) feasibility screening, and (4) custom contract development. Revenues as they relate to the licensing of the Company's rights to PSRF's intellectual property are recognized upon over the applicable license periods. In determining net revenues, the Company recognizes revenues based upon shipments and the invoicing of its products and services. Accordingly, the Company does not have a sales allowance, sales discount or sales returns reserve policy in place and, accordingly, does not make any material judgments or estimates relating to net revenues. For the year ended December 31, 2004, approximately 8% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 92% of total revenue was derived from customized process development services sold to third parties, sales of our catalysts and ligands, and feasibility screening reports provided to clients. For the year ended December 31, 2003 approximately 80% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties and 20% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property. For the year ended December 31, 2002, approximately 85% of total revenue was derived from the amortization of option fee income and 15% of total revenue was comprised of sales or our ligands. The Company assumes the financial risks related to these revenues by financing the research and development of PSRF's technology as well as the defense of PSRF's patents. Deferred revenue in the accompanying consolidated balance sheets represents amounts prepaid by customers to the Company for services to be performed and products to be delivered at a subsequent date. These deferred amounts will be recognized as revenue when earned. Revenues as they relate to the sale of manufactured proprietary ligands and catalysts are recognized upon the shipment of the ligands to the customer. Revenues as they relate to feasibility screening are recognized upon the completion of project reports and investigational studies. Revenues as they relate to custom contract development are recognized upon the shipment of finished products.

Accounting for Stock-Based Compensation

The Company accounts for its employee and director stock option plans in accordance with APB 25, “Accounting For Stock Issued To Employees,” and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over vesting period. Management has determined the estimates used for the volatility, and criteria in the Black-Scholes calculation for accounting for stock-based compensation are deemed to be reasonably accurate and the approach to estimating stock-based compensation will not materially change in the future.

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

4.2	Option Agreement No. LL-1 dated May 6 , 2003 issued to Princeton Corporate Plaza, LLC. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).
4.3	Form of Option Agreement dated May 6 , 2003 issued to Princeton Corporate Plaza, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).
4.4	Schedule of Options substantially identical to Exhibit 4.3 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).
4.5	Form of Common Stock Purchase Warrant issued in connection with February 2004 private placement (incorporated by reference to the Registrant’s Form SB-2 filed March 26, 2004 (File No. 333-113980)).
10.1
License Agreement dated on or about October 27, 2000, as amended, between Chiral Quest, LLC and The Penn State Research Foundation (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-QSB for the period ended March 31, 2003).

10.2	Consulting Agreement dated May 15, 2003 between the Registrant and Xumu Zhang, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).
10.3	2003 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-KSB for the year ended December 31, 2003).
10.4	Separation Agreement dated April 2, 2004 between the Registrant and Alan D. Roth (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 19, 2004).

10.5	Employment Agreement dated October 6, 2003 between the Company and Ronald Brandt (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2004).
10.6	Employment Agreement dated February 1, 2005 between the Company and Daniel Greenleaf (as previously filed).

16.1	Letter regarding change in independent accountants (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K/A filed January 5, 2004).
16.2	Letter regarding change in independent accountants (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K filed April 25, 2003).
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, VioQuest Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2005.

VioQuest Pharamceuticals, Inc.

By:	/s/ Daniel Greenleaf
Daniel Greenleaf
President & Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of VioQuest Pharmaceuticals, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Greenleaf
Daniel Greenleaf	President & Chief Executive Officer and Director	July 27, 2005
/s/ Brian Lenz
Brian Lenz	Chief Financial Officer and Secretary	July 27, 2005
/s/ Vincent M. Aita
Vincent M. Aita	Director	July 27, 2005
/s/ Kenneth W. Brimmer
Kenneth W. Brimmer	Director	July 27, 2005
/s/ Stephen C. Rocamboli
Stephen C. Rocamboli	Director	July 27, 2005
/s/ Stephen A. Roth
Stephen A. Roth	Director	July 27, 2005
/s/ David M. Tanen
David M. Tanen	Director	July 27, 2005
/s/ Michael Weiser
Michael Weiser	Director	July 27, 2005
/s/ Xumu Zhang
Xumu Zhang	Director	July 27, 2005

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

/s/J.H. Cohn LLP

Roseland, New Jersey

February 19, 2005

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2003
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,065,547	$659,117
Accounts receivable, net of allowance for doubtful accounts of $0 and $11,490 at December 31, 2004 and 2003 respectively	318,585	51,705
Inventory	360,147	76,892
Other current assets	64,377	50,052
Total Current Assets	3,808,656	837,766
PROPERTY AND EQUIPMENT, NET	493,632	254,649
SECURITY DEPOSITS	31,000	31,000
DEFERRED FINANCING COSTS	-	50,000
INTELLECTUAL PROPERTY RIGHTS, NET	543,453	412,442
TOTAL ASSETS	$4,876,741	$1,585,857
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$303,392	$273,414
Accrued expenses	219,715	226,200
Due to related party	-	1,201
Deferred revenue, current portion	563,842	220,592
Total Current Liabilities	1,086,949	721,407
LONG-TERM LIABILITIES
Deferred revenue, long-term portion	-	39,116
TOTAL LIABILITIES	1,086,949	760,523
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized, 17,827,924 shares issued and outstanding at December 31, 2004, and 13,001,018 shares issued and outstanding at December 31, 2003	178,279	130,010
Additional paid-in capital	11,508,715	4,865,353
Deferred consulting expenses	(462,439)	(758,824)
Accumulated consulting deficit	(7,434,763)	(3,411,205)
Total Stockholders' Equity	3,789,792	825,334
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,876,741	$1,585,857

See accompanying notes to consolidated financial statements.

VIOQUEST PHARAMCEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUE	$1,485,148	$669,036
COST OF GOODS SOLD (Excluding Depreciation)	837,653	196,045
GROSS PROFIT	647,495	472,991
OPERATING EXPENSES
Management and consulting expenses	626,709	361,622
Research and development	1,526,561	639,426
Selling, general and administrative	2,377,021	1,415,182

Depreciation and amortization	179,034	86,325
Total Operating Expenses	4,709,325	2,502,555
LOSS FROM OPERATIONS	(4,061,830)	(2,029,564)
INTEREST EXPENSE	-	(2,809)
INTEREST INCOME	38,272	13,973
NET LOSS	$(4,023,558)	$(2,018,400)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(.24)	$(.16)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	17,100,582	12,476,789

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

For the years ended December 31, 2004 and 2003, the Company has not recognized any impairment charges to its patents, as management believes that the Company’s patents have useful lives equivalent to their amortization period of seventeen years. The capitalized amounts of intellectual property are comprised of domestic and international patent filing fees, patent enhancement fees, in addition to legal application and prosecution fees associated to the defense of the Company’s patents. The gross patent increase for the year ended 2004 of approximately $195,000 relate to fees charged by our patent attorneys for a combination of domestic and foreign legal patent application filing fees, and prosecution filing fees in the successful defense of our patents.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 6     STOCKHOLDERS' EQUITY

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