Form 10QSB
period 2005-06-30
VioQuest Pharmaceuticals, Inc.
filed 2005-08-15
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

As of August 15, 2005 there were 17,827,924 shares of the issuer’s common stock, $.01 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes |_|  No |X|

Index

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
Item 2.	Management’s Discussion and Analysis	10
	or Plan of Operations
Item 3.	Controls and Procedures	15
PART II	OTHER INFORMATION
Item 6.	Exhibits	16
	Signatures	17
	Exhibit Index	18

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	June 30, 2005 (Unaudited)	December 31, 2004 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,154,869	$3,065,547
Accounts receivable, net of allowance for doubtful accounts of $10,000 at June 30, 2005 and $0 at December 31, 2004, respectively	229,380	318,585
Inventories	379,682	360,147
Prepaid expenses	59,551	64,377
Total Current Assets	1,823,482	3,808,656
PROPERTY AND EQUIPMENT, NET	775,861	493,632
SECURITY DEPOSITS	60,756	31,000
INTELLECTUAL PROPERTY RIGHTS, NET	570,775	543,453
OTHER ASSETS	55,335	—
TOTAL ASSETS	$3,286,209	$4,876,741
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,368,557	$303,392
Accrued expenses	302,426	219,715
Deferred revenue	125,210	563,842
TOTAL LIABILITIES	1,796,193	1,086,949
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized, 17,827,924 shares issued and outstanding at June 30, 2005 and December 31, 2004	178,279	178,279
Additional paid-in capital	11,508,715	11,508,715
Deferred expenses	(316,742)	(462,439)
Accumulated deficit	(9,880,236)	(7,434,763)
Total Stockholders' Equity	1,490,016	3,789,792
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,286,209	$4,876,741

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004

REVENUE	$1,502,171	$357,200	$2,099,939	$735,123

COST OF GOODS SOLD (Excluding Depreciation)	1,058,771	294,188	1,455,531	377,249

GROSS PROFIT	443,400	63,012	644,408	357,874

OPERATING EXPENSES
Management and consulting fees	139,374	124,660	256,722	237,892
Research and development	137,785	244,840	661,798	553,947
Selling, general and administrative	1,250,146	923,729	2,061,040	1,512,053
Depreciation and amortization	68,397	62,608	122,061	92,605
Total Operating Expenses	1,595,702	1,355,837	3,101,621	2,396,497

LOSS FROM OPERATIONS	(1,152,302)	(1,292,825)	(2,457,213)	(2,038,623)

INTEREST INCOME, NET	5,254	11,100	11,740	15,807

NET LOSS	$(1,147,048)	$(1,281,725)	$(2,445,473)	$(2,022,816)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(.06)	$(.07)	$(.14)	$(.12)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	17,827,924	17,827,924	17,827,924	16,342,722

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Deferred Consulting Expenses	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2005	17,827,924	$178,279	$11,508,715	$(462,439)	$(7,434,763)	$3,789,792
Amortization of deferred consulting expenses	—	—	—	145,697	—	145,697
Net loss	—	—	—	—	(2,445,473)	(2,445,473)
Balance, June 30, 2005	17,827,924	$178,279	$11,508,715	$(316,742)	$(9,880,236)	$1,490,016

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(2,445,473)	$(2,022,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,061	92,605
Amortization of deferred expenses	145,697	150,687
Changes in operating assets and liabilities:
Accounts receivable	89,205	(117,300)
Inventories	(19,535)	(1,916)
Prepaid expenses	4,826	10,202
Other assets	(55,335)	-
Security deposits	(29,756)	5,000
Accounts payable	1,065,165	180,648
Accrued expenses	82,711	(46,362)
Deferred revenue	(438,632)	(143,745)
Net Cash Used In Operating Activities	(1,479,066)	(1,892,997)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	(407,600)	(156,850)
Payments for intellectual property	(24,012)	(92,279)
Net Cash Used In Investing Activities	(431,612)	(249,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Private placement of common stock	—	6,741,631
Net Cash Provided By Financing Activities	—	6,741,631
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,910,678)	4,599,505
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,065,547	659,117
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,154,869	$5,258,622
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Reclassification of deferred financing costs to additional paid-in capital in connection with the private placement	$—	$50,000

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2005 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB (as amended by Amendment No. 1 on Form 10-KSB/A) of VioQuest Pharmaceuticals, Inc. as of and for the year ended December 31, 2004. As used herein, the terms the “Company” or “VioQuest” refer to VioQuest Pharmaceuticals, Inc. (formerly Chiral Quest, Inc.) together with its subsidiaries.

(B) Nature of Operations and Liquidity

Since its inception in October 2000, VioQuest has provided pharmaceutical and fine chemical companies in all stages of the product lifecycles with innovative chiral products and services. Since August 2004, the Company has provided such products and services through its wholly-owned subsidiary, Chiral Quest, Inc. (“Chiral Quest”). Chiral Quest develops chemical catalysts used in the synthesis of desired isomers of chiral molecules using asymmetrical catalysis technology (the “Technology”) owned by the Pennsylvania State University Research Foundation (“PSRF”), the technology arm of The Pennsylvania State University (“Penn State”). Chiral Quest has a worldwide, exclusive license from PSRF for the inventions covered by the license. The original license agreement was entered into on November 8, 2000.

In August 2004, the Company formed VioQuest Drug Development, Inc., a wholly-owned subsidiary, which will focus on acquiring and bringing to market therapies for oncology, metabolic and inflammatory diseases and disorders that are current unmet medical needs. To date, VioQuest Drug Development, Inc. has not yet acquired any product candidates (see Note 4), has not realized any revenue and has not incurred any material expenses.

Through June 30, 2005, the Company has generated sales revenue but not any net profits. Management believes that the Company’s research and development (“R&D”) and manufacturing capacity will need to continue to grow through the commercialization of our ligands and catalysts, and the development of our next generation of technological products of building blocks, in order for the Company to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that the Company’s manufacturing capacity will be enhanced with its expanded office and laboratory space located in Monmouth Junction, New Jersey that was leased in May 2003, in addition to the leased space located in Jiashan, China.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred an accumulated deficit of $9,880,236 through June 30, 2005. For the three and six months ended June 30, 2005, the Company had net losses of $1,147,048 and $2,445,473, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management expects the Company’s losses to increase over the next several years, primarily due to expansion of its research and development programs, the hiring of additional chemists, the expansion of its manufacturing capabilities, and the costs related to acquiring and the developing one or more drug candidates. There can be no assurance that the Company will ever be able to operate profitably.

As of June 30 2005, the Company had working capital of $27,289 and cash and cash equivalents of $1,154,869. Unless the Company is able to significantly increase its revenues, it will most likely require additional financing by September 30, 2005 in order to continue operations. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third party lenders.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

The Company’s net cash used in operating activities for the six months ended June 30, 2005 was $1,479,066. The Company’s net cash used in operating activities primarily resulted from a net loss of $2,445,473, a decrease in accounts receivable of $89,205, an increase in accounts payable of $1,065,165 attributed to purchases for inventory, recruiting and operational expenditures, and a decrease in deferred revenue as a result of the Company receiving cash collections in advance of shipments which occurred in the second quarter 2005.

The Company’s net cash used in investing activities for the six months ended June 30, 2005 totaled $431,612, which resulted from costs related to the Chiral Quest, Jiashan, China laboratory expansion of $243,561, purchases of laboratory, computer and office equipment of $164,039 related to the New Jersey facility, in addition to payments for intellectual property of $24,012.

The Company’s capital requirements will depend on numerous factors, including: competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome if any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, the establishment and funding of Chiral Quest’s, Jiashan, China facility, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated, in addition to the costs associated with the drug development process related to acquiring a drug candidate.

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

Management anticipates that the Company’s capital resources will be adequate to fund its operations through September 30, 2005, assuming the Company achieves expected increases in revenue. If the Company is unable to increase revenues as expected, however, additional financing will likely be required before September 30, 2005 in order to fund operations. The most likely source of financing includes private isssuances of our equity or debt securities or bridge loans to the Company from third party lenders. However, changes may occur that would consume available capital resources before that time.

(C) Stock-Based Compensation

The Company accounts for its employee and director stock option plans using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees, ” and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. For pro forma disclosure purposes, the Company values option issuances using the Black-Scholes option pricing model and amortizes the value over the vesting period. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company to employees by applying the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation, (“SFAS 123”)”to employee stock options, net loss and net loss per share for the three and six months ended June 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004

Net loss as reported	$(1,147,048)	$(1,281,725)	$(2,445,473)	$(2,022,816)

Total stock-based employee compensation expenses using the fair value based method for all awards, net of related tax effects	(130,637)	(8,542)	(240,303)	(48,205)

Net loss, pro forma	$(1,277,685)	$(1,290,267)	$(2,685,776)	$(2,071,021)

Basic and diluted net loss per common share:
As reported	$(.06)	$(.07)	$(.14)	$(.12)
Pro forma	$(.07)	$(.07)	$(.15)	$(.13)

Black-Scholes option pricing assumptions
Risk-free interest rate	2%-5%	3%-4.5%	2%-5%	3.6%-4.5%
Volatility	64%-128%	64%-77%	64%-128%	39%-127%
Lives in years	10	10	10	10
Dividend yield	0%	0%	0%	0%

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with the first quarter of 2006.

In addition, options are issued to non-employees such as consultants, scientific advisory board members and directors. The values of any options issued to non-employees are recorded in the consolidated financial statements as deferred expenses in the stockholders’ equity section using the fair value method and then amortized to expense over the applicable service periods.

(D) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding for each period presented. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have had an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities excluded from the calculation was 6,296,405 at June 30, 2005. There were 4,980,009 potentially dilutive securities at June 30, 2004.

NOTE 2   INVENTORIES

The principal components of inventory are as follows:

	June 30, 2005 (Unaudited)	December 31, 2004
Raw material compounds	$196,291	$308,456
Work in process	179,391	47,691
Finished goods	4,000	4,000
Total Inventory	$379,682	$360,147

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

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

The table below illustrates the number of stock options issued to employees, scientific advisory board members, board of directors and consultants which were issued for services provided:

For the Six Months Ended June 30, 2005
Balance, January 1, 2005	2,244,877
Granted	1,159,396
Exercised	0
Expired	0
Terminated	(4,000)
Balance, March 31, 2005	3,400,273

NOTE 4 PROPOSED MERGER TRANSACTION

In July 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Greenwich Therapeutics, Inc. (“Greenwich”), and VQ Acquisition Corp., a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, VQ Acquisition will merge with and into Greenwich, with Greenwich remaining as the surviving corporation and a wholly-owned subsidiary of the Company. Greenwich is a privately-held New York biotechnology company focused on the development of novel compounds with broad therapeutic applications in oncology. As a result of the proposed merger, the Company (through its ownership of Greenwich) would acquire rights to two anti-cancer agents - Sodium Stibogluconate (SSG) and API-2. In connection with the proposed merger, the stockholders of Greenwich will receive a number of shares of the Company’s common stock and warrants to purchase common stock such that, immediately following completion of the merger, the stockholders of Greenwich will hold approximately 47% of the Company’s common stock on a fully diluted basis (i.e., assuming the issuance of all shares of common stock issuable upon exercise of options and warrants). One-half of the shares and warrants issued to the Greenwich stockholders will be deposited into escrow, and will only be released incrementally upon the achievement of certain clinical milestones relating to Phase I and Phase II clinical studies for each compound as follows:

(i)
35% of the escrowed securities shall be released upon the conclusion of a Phase I clinical trial pursuant to an investigational new drug, or IND, application accepted by the U.S. Food and Drug Administration, of FDA, for Sodium Stibogluconate, or SSG;

(ii)
15% of the escrowed securities shall be released immediately upon conclusion of a Phase II clinical trial for SSG under a VioQuest-sponsored IND; provided that a majority of the members of VioQuest’s then existing medical advisory board conclude that such trial yielded results which, in the opinion of such advisory board, warrant initiation of Phase III trial(s) (provided that this milestone shall be deemed to have been satisfied in the event a new drug application, or NDA, relating to SSG has been accepted for review by the FDA prior to any determination by the medical advisory board to initiate a Phase III trial);

(iii)
35% of such escrowed securities shall be released immediately upon the conclusion of a Phase I clinical trial pursuant to a VioQuest-sponsored IND application accepted by the FDA for Triciribine, or TCN-P; and

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

(iv)
15% of such escrowed securities shall be released immediately upon conclusion of a Phase II clinical trial for TCN-P under a VioQuest-sponsored IND; provided that a majority of the members of VioQuest’s then existing medical advisory board conclude that such trial yielded results which, in the opinion of such advisory board, warrant initiation of Phase III trial(s) (provided that this milestone shall be deemed to have been satisfied in the event an NDA relating to TCN-P has been accepted for review by the FDA prior to any determination by the medical advisory board to initiate a Phase III trial:

In the event the escrowed securities relating to the milestones described above have not been released to Greenwich stockholders by June 30, 2008, any escrowed securities still remaining in the escrow shall be released and delivered to VioQuest for cancellation, and the Greenwich stockholders will have no further right, title or interest to such escrowed shares.

Dr. Lindsay A. Rosenwald and certain trusts established for the benefit of Dr. Rosenwald and his family collectively hold approximately 48% of Greenwich’s capital stock. Together, Dr. Rosenwald and such trusts also beneficially own approximately 16% of the Company’s common stock. The Minnesota Business Corporation Act (the “MBCA”), to which the Company is currently subject as a Minnesota corporation, prohibits a “business combination” transaction between the Company and Dr. Rosenwald, including an entity of which Dr. Rosenwald owns at least 10 percent of its outstanding stock. The General Corporation Law of Delaware (the “DGCL”), which governs Delaware corporations, would not prohibit the proposed Merger with Greenwich. Accordingly, the Company cannot complete the proposed Merger as a Minnesota corporation, but could if it reincorporated under Delaware law before completing the transaction. The Company intends to call a meeting of its shareholders as promptly as possible for the purpose of considering such an action.

In addition to Dr. Rosenwald’s relationship with Greenwich, two directors of the Company, Stephen C. Rocamboli and Michael Weiser, M.D., Ph.D., own approximately 3.6% and 7%, respectively, of Greenwich’s outstanding common stock. Mr. Rocamboli and Dr. Weiser are also employees of Paramount BioCapital, of which Dr. Rosenwald is the chairman and sole stockholder.

The closing of the proposed merger is subject to the following conditions: (i) the Company’s stockholders will have approved the reincorporation under Delaware law; (ii) holders of 98 percent of Greenwich’s common stock having completed a stockholder questionnaire; (iii) the execution of an escrow agreement; (iv) no more than 2 percent of Greenwich stockholders will have exercised their statutory appraisal rights under Delaware law; (v) receipt by VioQuest of a fairness opinion from its financial advisor; and (vi) customary officer certificates and tax and legal opinions will have been delivered.

Item 2. Management's Discussion and Analysis or Plan of Operations

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

Through June 30, 2005, the Company has generated sales revenue through Chiral Quest’s but not any net profits. Management believes that the Company’s research and development (“R&D”) and manufacturing capacity will need to continue to grow through the commercialization of our ligands and catalysts, and the development of our next generation of technological products of building blocks, in order for the Company to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that Chiral Quest’s manufacturing capacity will be enhanced with its expanded office and laboratory space located in Monmouth Junction, New Jersey that was leased in May 2003, in addition to the leased space located in Jiashan, China.

Since inception, the Company has incurred an accumulated deficit of $9,880,236 through June 30, 2005. For the three and six months ended June 30, 2005, the Company had net losses of $1,147,048 and $2,445,473, respectively. These matters raise doubt about its ability to continue as a going concern. Management expects the Company’s losses to increase over the next several years, primarily due to expansion of its research and development programs, the hiring of additional chemists, the expansion of its manufacturing capabilities, and the costs related to acquiring a drug candidate. There can be no assurance that the Company will ever be able to operate profitably.

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

Management anticipates that the Company’s capital resources will be adequate to fund its operations through September 30, 2005, assuming the Company achieves expected increases in revenue. If the Company is unable to increase revenues as expected, however, additional financing will likely be required before September 30, 2005 in order to fund operations. The most likely source of financing includes private issuances of our equity or debt securities or bridge loans to the Company from third party lenders. However, changes may occur that would consume available capital resources before that time. The Company’s combined capital requirements will depend on numerous factors, including: competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, the establishment and funding of the Chiral Quest, Jiashan, China facility, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated.

Results of Operations - For the Three Months Ended June 30, 2005 vs. June 30, 2004

Our revenues for the three months ended June 30, 2005 were $1,502,171 as compared to $357,200 for the three months ended June 30, 2004. For the three months ended June 30, 2005, substantially all of our revenue was derived from customized process development services sold to third parties (accounting for 92% of total revenue); sales of our catalysts and ligands (3% of total revenue) and feasibility screening reports provided to clients (3% of total revenue) and 2% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property. The overall increase for the three months ended June 30, 2005 compared to the same period in 2004 is attributable primarily from a five fold increase in customized process development services.

In addition, the increase in 2005 revenues compared to the 2004 period is also attributable to our selling and production capabilities having transitioned from an academic Research and Development sales volume level, to a commercial sales volume quantity level for our ligands, catalysts, and customized process development services. For the three months ended June 30, 2004, approximately 92% of total revenue was comprised of sales or our ligands and catalysts, feasibility screenings, and customized process development services sold to third parties and 8% of total revenue was derived from the amortization of option fee income. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Our gross profit increased for the three months ended June 30, 2005, as compared to June 30, 2004, as a result of our 2005 revenues consisting of sales our commercial quantity ligands, catalysts and process development services versus no commercial sales of our ligands, catalysts and process development services for the three months ended June 30, 2004. The primary reason gross profit increased from approximately 18% for the three months ended June 30, 2004 as compared to 30% gross margin for the three months ended June 30, 2005 is a result of the Company selling greater quantities of commercial levels of our ligands and catalysts, producing higher margins, in addition to process and development projects producing higher margins for the three months ended June 30, 2005.

Cost of goods sold for three months ended June 30, 2005 was $1,058,771, as compared to $294,188 during the three months ended June 30, 2004. The increase in cost of goods sold is attributed to the increased sales, associated manufacturing costs for materials used in production for the increased shipments of projects during the second quarter ended June 30, 2005, along with the allocation of direct labor and overhead expenses to finished goods.

Management and consulting expenses for the three months ended June 30, 2005 were $139,374, as compared to $124,660 during the three months ended June 30, 2004. Management and consulting fees consist of the consulting agreement with our Chief Technology Officer at a rate of $10,000 per month effective May 15, 2003. Management and consulting expense also consists of the amortization of stock options issued to consultants, scientific advisory board members. The increase in management and consulting expenses is a result of the Company utilizing the consulting services of a Ph.D. scientist with expertise in chiral technology, located in China providing services for the Chiral Quest Jiashan operation.

Our R&D expenses for the three months ended June 30, 2005 were $137,785, as compared to $244,840 during the three months ended June 30, 2004. R&D costs include the sponsoring of four post doctorates at Penn State to develop reports on our technological feasibility of our proprietary technology in addition to preparing sample batches for analysis in the Princeton, NJ office. Also included in R&D are the purchases of laboratory materials and supplies such as chemicals, solvents, glassware used as part of the facility’s test pilot programs for the formulation and analyzing of our proprietary catalysts, ligands, and building blocks to determine their technological feasibility. This decrease was primarily caused by the purchases of numerous lab supplies and chemicals during the quarter ended June 30, 2004, associated to the laboratory expansion of the New Jersey laboratory space completed in April 2004.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2005 were $1,250,146 as compared to $923,729 during the three months ended June 30, 2004. This increase in SG&A expenses was due in part to nonrecurring recruiting fees associated with the hiring of the Company’s President and CEO in February 2005, and the hiring of the Vice President of Corporate Business Development in July 2005, in addition to utilizing the services of temporary contractors, higher legal and accounting fees, increased rent expense for the New Jersey facility as a result of the facility’s expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

Depreciation and amortization expenses for the three months ended June 30, 2005 were $68,397 as compared to $62,608 during the three months ended June 30, 2004. This increase was primarily related to the fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the New Jersey leased facility and its expansions, in addition to the equipment and leasehold improvement expenditures related to the Jiashan facility which has become fully operational as of May 2005.

Interest income for the three months ended June 30, 2005 was $5,254 as compared to $11,100 for the three months ended June 30, 2004. The decrease in interest income is attributed to having higher cash reserves for the three months ended June 30, 2004 as compared to the three months ended June 30, 2005, as a result of the funds received from the private placement of the Company’s common stock in February 2004.

Our net loss for the three months ended June 30, 2005 was $1,147,048 as compared to $1,281,725 for the three months ended June 30, 2004. The decreased net loss for the three months ended June 30, 2005 as compared to June 30, 2004 was attributable to increased sales for the second quarter ended 2005. The decrease net loss was also attributed to a one time severance charge in 2004 of $375,000 as a result of a resignation of our CEO in April 2004.  We expect losses to continue and increase in the next year as we continue to develop our next technological generation of building block proprietary products and expand operations in New Jersey, develop and fund our therapeutics strategy through the proposed acquisition of Greenwich Therapeutuics, as well as enhance our operations in Jiashan, China.

Results of Operations - For the Six Months Ended June 30, 2005 vs. June 30, 2004

Our revenues for the six months ended June 30, 2005 were $2,099,939, as compared to $735,123 for the six months ended June 30, 2004. For the six months ended June 30, 2005, substantially all of our revenue was derived from customized process development services sold to third parties (accounting for 82% of total revenue), sales of our catalysts and ligands (13% of total revenue) and feasibility screening reports provided to clients (3% of total revenue); and 2% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property.

The overall increase for the six months ended June 30, 2005 compared to the same period in 2004 is attributable primarily from a three fold increase in customized process development services. In addition, the increase in 2005 revenues is also attributable to our selling and production capabilities having transitioned from an academic Research and Development sales volume level, to a commercial sales volume quantity level for our ligands, catalysts, and customized process development services. For the six months ended June 30, 2004, approximately 92% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties and 8% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Our gross profit decreased for the six months ended June 30, 2005, as compared to June 30, 2004, as a result of our 2005 six month revenues being significantly derived from customized process development services versus a greater percentage of our revenues derived from our catalysts and ligands for the six months ended June 30, 2004. The primary reason gross profit decreased from approximately 49% for the six months ended June 30, 2004 as compared to a 31% gross margin for the six months ended June 30, 2005 is a result of a greater proportion of the Company’s sales attributed to customized process development services for the six months ended June 30, 2005 versus a greater portion of sales attributed to license fee income, sales of our ligands and catalysts and feasibility screening reports, producing higher margins.

Cost of goods sold for the six months ended June 30, 2005 was $1,455,531 as compared to $377,249 during the six months ended June 30, 2004. The increase in cost of goods sold is attributed to the increased sales, associated manufacturing costs for materials used in production for the increased shipments of projects during the second quarter ended June 30, 2005, along with the allocation of direct labor and overhead expenses to finished goods.

Management and consulting expenses for the six months ended June 30, 2005 were $256,722 as compared to $237,892 during the six months ended June 30, 2004. Management and consulting fees consist of the consulting agreement with our Chief Technology Officer at a rate of $10,000 per month effective May 15, 2003. Management and consulting expense also consists of the amortization of stock options issued to consultants, scientific advisory board members. The increase in management and consulting expenses is a result of the Company utilizing the consulting services of Ph.D. in China on a consultancy basis for the Chiral Quest Jiashan operation. In addition, consulting expense increased due to the amortization of the fair value of stock options issued to consultants and scientific advisory board members, during the second, third and fourth quarters of 2003. The increased management and consulting expenses have been offset by a decrease in management expenses, charged by Paramount BioCapital LLC, for administrative services which are no longer required by the Company.

Our R&D expenses for the six months ended June 30, 2005 were $661,798 as compared to $553,947 during the six months ended June 30, 2003. R&D costs include the sponsoring of four post doctorates at Penn State to develop reports on our technological feasibility of our proprietary technology in addition to preparing sample batches for analysis in the Princeton, NJ office. Also included in R&D are the purchases of laboratory materials and supplies such as chemicals, solvents, glassware used as part of the facility’s test pilot programs for the formulation and analyzing of our proprietary catalysts, ligands, and building blocks to determine their technological feasibility. This increase was primarily caused by increased utilization of the Penn State research resources in connection with the development of new generation ligands, catalysts and building blocks. The agreement with Penn State, which has been extended to October 14, 2005, provides for the Company to fund services of four post-doctorate fellows who, under the supervision of the CTO, conduct research and provide research quantities of chiral ligands to the Company. The future obligation payable by the Company through October 14, 2005 as of the end of the agreement is approximately $73,000. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. In addition, during the second quarter of 2003, we opened an additional laboratory facility in New Jersey, and have completed an expansion to the facility in April 2004, that enabled us to produce both research and commercial quantities of our ligands. In connection with the new facility and its expansion, numerous lab supplies and chemicals were purchased. Accordingly, we incurred increased expenses for the six months ended June 30, 2004, due to the opening and expansion of the New Jersey facility, along with the increased costs of using the facility and chemists at Penn State.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2005 were $2,061,040 as compared to $1,512,053 during the six months ended June 30, 2004. This increase in SG&A expenses was due in part to nonrecurring recruiting fees associated with the hiring of the Company’s President and CEO in February 2005, and the hiring of the Vice President of Corporate Business Development in July 2005, in addition to utilizing the services of temporary contractors, higher legal and accounting fees, increased rent expense for the New Jersey facility as a result of the facility’s expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

Depreciation and amortization expenses for the six months ended June 30, 2005 were $122,061 as compared to $92,605 during the six months ended June 30, 2004. This increase was primarily related to the fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the New Jersey leased facility and its expansions, in addition to the equipment and leasehold improvement expenditures related to the Jiashan facility which has become fully operational as of May 2005.

Interest income for the six months ended June 30, 2005 was $11,740 as compared to $15,807 for the six months ended June 30, 2004. The decrease in interest income is attributed to having higher cash reserves for the six months ended June 30, 2004 as compared to the six months ended June 30, 2005, as a result of the funds received from the private placement of the Company’s common stock in February 2004.

Our net loss for the six months ended June 30, 2005 was $2,445,473 as compared to $2,022,816 for the six months ended June 30, 2004. The increased net loss for the six months ended June 30, 2005 as compared to June 30, 2004 was primarily due to the increased operational expenditures comprised of higher total rent expense due to the newly leased, and expanded New Jersey facility in June 2003 and April 2004 respectively, higher legal and accounting expenses, higher payroll expenses associated with having more employees along with increased usage of temporary contractors. The decrease net loss was also attributed to a one time severance charge in 2004 of $375,000 as a result of a resignation of our CEO in April 2004.   We expect losses to continue and increase in the next year as we attempt to develop our next technological generation of building block proprietary products, develop and fund our therapeutics strategy through the proposed acquisition of Greenwich Therapeutuics, as well as enhance our operations in Jiashan, China.

Liquidity and Capital Resources

Since inception, we have incurred an accumulated deficit of $9,880,236 through June 30, 2005. For the three and six months ended June 30, 2005, we had net losses of $1,147,048 and $2,445,473, respectively. These matters raise substantial doubt aboutour ability to continue as a going concern. We expect losses to increase over the next several years, primarily due to expansion of our research and development programs, the hiring of additional chemists, the expansion of our manufacturing capabilities, and the costs related to acquiring a drug candidate. There can be no assurance that we will ever be able to operate profitably.

As of June 30, 2005, we had working capital of $27,289 and cash and cash equivalents of $1,154,869. Unless we are able to significantly increase our revenues, we will most likely require additional financing by September 30, 2005 in order to continue operations.

Our net cash used in operating activities for the six months ended June 30, 2005 was $1,479,066. Our net cash used in operating activities primarily resulted from a net loss of $2,445,473, a decrease in accounts receivable of $89,205, an increase in accounts payable of $1,065,165 attributed to purchases for inventory, recruiting and operational expenditures, and a decrease in deferred revenue as a result of the Company receiving cash collections in advance to shipments which occurred in the second quarter 2005.

Our net cash used in investing activities for the six months ended June 30, 2005 totaled $431,612 which resulted from costs related to the Chiral Quest, Jiashan, China laboratory expansion of $243,561, purchases of laboratory, computer and office equipment of $164,039 related to the New Jersey facility, in addition to payments for intellectual property of $24,012.

Additional capital that may be needed by us in the future may not be available on reasonable terms, or at all. If adequate financing is not available, we may be required to terminate or significantly curtail its operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies, or potential markets that we would not otherwise relinquish.

Our ability to achieve profitability depends upon, among other things, its ability to discover and develop products (specifically new “ligands”), and to develop its products on a commercial scale through a cost effective and efficient process. To the extent that we are unable to produce, directly or indirectly, ligands in quantities required for commercial use, it will not realize any significant revenues from its technology. Moreover, there can be no assurance that we will ever achieve significant revenues or profitable operations from the sale of any of our products or technologies.

We anticipate that our capital resources will be adequate to fund our operations through approximately September 30, 2005, assuming the Company achieves expected increases in revenue. If the Company is unable to increase revenues as expected, however, additional financing will likely be required before September 30, 2005 in order to fund operations. The most likely source of financing includes private issuances of our equity or debt securities or bridge loans from third party lenders. However, changes may occur that would consume available capital resources before that time.

Our combined capital requirements will depend on numerous factors, including: competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, the establishment and funding of the Chiral Quest, Jiashan, China facility, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s proprietary technology will be incorporated. Capital requirements will also depend on the preclinical and clinical development and regulatory approval progress of its proposed in-licensed drug compounds as a result of the proposed Merger with Greenwich.

We have formed two China subsidiaries through which we have opened a laboratory facility in the People’s Republic of China. We have provided $400,000 of capital to the China subsidiary as of June 30, 2005. We believe that by the opening of this facility in China to produce non-proprietary chemical building blocks and related compounds, we will be able to significantly decrease our manufacturing costs and expenses, enabling us to cost-effectively produce our ligands and end products and make our products substantially more competitive and even more attractive to current and potential customers. The China facility’s operations have commenced on a limited basis as of the second quarter 2005.

Item 3. Controls and Procedures

As of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date were not effective because of the material weakness in internal control over financial reporting described below. We have taken, and are continuing to take, steps to address the weakness as described below. With the exception of such weakness, however, the Chief Executive Officer and the Chief Financial Officer believe that our current disclosure of controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported on a timely basis.

Material Weaknesses and Changes in Internal Controls. During the preparation of this Form 10-QSB for the quarter ended June 30, 2005, our independent registered public accounting firm identified a material weakness, as of June 30, 2005, in the review process for the financial statement recording and disclosures of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure. Stock options that we have granted to non-employee consultants should have been accounted for under variable accounting and we have corrected the accounting for these stock options as of the end of the second quarter of 2005. The changes that would have resulted in the financial statements for all prior periods through June 30, 2005 were deemed immaterial. We have instituted additional procedures in the review process for the financial statement recording and disclosures of options in order to remediate this issue. Subsequent to the second quarter of 2005, the Company has valued the options issued to non-employee consultants under variable accounting.

There were no changes in internal controls during the period covered by this report that materially affected or are likely to materially affect internal controls over financial reporting except as set forth above.

PART II - OTHER INFORMATION

Item 6. Exhibits

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

VIOQUEST PHARMACEUTICALS, INC.

Date: August 15, 2005	By:	/s/ Daniel Greenleaf
Daniel Greenleaf President & Chief Executive Officer

Date: August 15, 2005	By:	/s/ Brian Lenz
Brian Lenz Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.