Form 10QSB
period 2005-09-30
VioQuest Pharmaceuticals, Inc.
filed 2005-11-14
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-16686

VIOQUEST PHARMACEUTICALS, INC.

(Exact name of issuer as specified in its charter)

Delaware	58-1486040
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
7 Deer Park Drive, Suite E, Monmouth Junction, NJ	08852
(Address of Principal Executive Offices)	(Zip Code)

(732) 274-0399

(Issuer’s telephone number)

(former name, former address and former fiscal year, if changed from last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2005 there were 46,729,519 shares of the issuer’s common stock, $.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐  No ☒

Index

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements	1
Item 2.	Management’s Discussion and Analysis	12
	or Plan of Operations
Item 3.	Controls and Procedures	18
PART II	OTHER INFORMATION
Item 5.	Other Information	19
Item 6.	Exhibits	19
	Signatures	20
	Exhibit Index	21

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operations” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,”“anticipate,”“believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the continued availability of our chief technology officer, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our and our customers’ products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” following Item 1 in Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	September 30, 2005 (Unaudited)	December 31, 2004 (Note 1A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$261,782	$3,065,547
Accounts receivable, net of allowance for doubtful accounts of $10,000 at September 30, 2005 and $0 at December 31, 2004	122,392	318,585
Inventories	635,515	360,147
Prepaid expenses	57,457	64,377
Total Current Assets	1,077,146	3,808,656
PROPERTY AND EQUIPMENT, NET	834,173	493,632
SECURITY DEPOSITS	60,990	31,000
INTELLECTUAL PROPERTY RIGHTS, NET	585,610	543,453
OTHER ASSETS	55,335	—
TOTAL ASSETS	$2,613,254	$4,876,741
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,751,446	$303,392
Accrued expenses	419,995	219,715
Deferred revenue	173,000	563,842
TOTAL LIABILITIES	2,344,441	1,086,949
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized, 17,827,924 shares issued and outstanding at September 30, 2005 and December 31, 2004	178,279	178,279
Additional paid-in capital	11,398,431	11,046,276
Common stock to be issued for services, 200,000 restricted shares	190,000	—
Accumulated deficit	(11,497,897)	(7,434,763)
Total Stockholders' Equity	268,813	3,789,792
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,613,254	$4,876,741

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

REVENUE	$536,185	$367,265	$2,636,124	$1,102,388

COST OF GOODS SOLD (Excluding Depreciation and Amortization)	223,397	192,349	1,678,928	569,598

GROSS PROFIT	312,788	174,916	957,196	532,790

OPERATING EXPENSES
Management and consulting fees	450,701	125,956	707,423	363,848
Research and development	535,048	422,925	1,196,846	1,205,802
Selling, general and administrative	897,359	394,487	2,958,399	1,677,610
Depreciation and amortization	49,804	33,622	171,865	126,227
Total Operating Expenses	1,932,912	976,990	5,034,533	3,373,487

LOSS FROM OPERATIONS	(1,620,124)	(802,074)	(4,077,337)	(2,840,697)

INTEREST INCOME, NET	2,463	11,246	14,203	27,053

NET LOSS	$(1,617,661)	$(790,828)	$(4,063,134)	$(2,813,644)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(.09)	$(.04)	$(.23)	$(.17)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	17,852,100	17,827,924	17,852,100	16,841,403

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Common Stock To Be Issued	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2005 (Note 1A)	17,827,924	$178,279	$11,046,276	—	$(7,434,763)	$3,789,792
Common stock to be issued	—	—	—	$190,000	—	190,000
Impact of variable accounting	—	—	352,155	—	—	352,155
Net loss	—	—	—	—	(4,063,134)	(4,063,134)
Balance, September 30, 2005	17,827,924	$178,279	$11,398,431	$190,000	$(11,497,897)	$268,813

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,063,134)	$(2,813,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171,865	126,227
Impact of variable accounting	352,155	224,144
Common stock to be issued for services	190,000	—
Changes in operating assets and liabilities:
Accounts receivable	196,193	(237,173)
Inventories	(275,368)	(67,674)
Prepaid expenses and other assets	(48,415)	(24,549)
Security deposits	(29,990)	(37,700)
Accounts payable	1,448,054	185,697
Accrued expenses	200,280	(175,076)
Deferred revenue	(390,842)	(162,306)
Net Cash Used In Operating Activities	(2,249,202)	(2,982,054)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	(510,370)	(211,762)
Payments for intellectual property	(44,193)	(147,383)
Net Cash Used In Investing Activities	(554,563)	(359,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
Private placement of common stock	—	6,741,632
Net Cash Provided By Financing Activities	—	6,741,632
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,803,765)	3,400,433
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,065,547	659,117
CASH AND CASH EQUIVALENTS - END OF PERIOD	$261,782	$4,059,550
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Reclassification of deferred financing costs to additional paid-in capital in connection with the private placement	$—	$50,000

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying condensed consolidated financial statements reflect the reclassification of deferred compensation that had been previously reflected as a reduction of stockholders’ equity in the condensed consolidated balance sheet to additional paid-in capital and certain other reclassifications to conform to the 2005 presentations. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2005 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB (as amended by Amendment No. 1 on Form 10-KSB/A) of VioQuest Pharmaceuticals, Inc., as of and for the year ended December 31, 2004. The accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited balance sheet as of that date included in the form 10-KSB/A. As used herein, the terms the “Company” or “VioQuest” refer to VioQuest Pharmaceuticals, Inc. (formerly Chiral Quest, Inc.) together with its subsidiaries.

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

In August 2004, the Company formed VioQuest Drug Development, Inc., a wholly-owned subsidiary, which focuses on acquiring and bringing to market therapies for oncology, metabolic and inflammatory diseases and disorders that are current unmet medical needs. As of September 30, 2005, VioQuest Drug Development, Inc. had not yet acquired any product candidates (see Note 5), has not realized any revenue and has not incurred any material expenses.

Through September 30, 2005, the Company has generated sales revenue but not any net profits. Management believes that the Company’s research and development (“R&D”) and manufacturing capacity will need to continue to grow through the commercialization of our ligands and catalysts, and the development of our next generation of technological products of building blocks, in order for the Company to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that the Company’s manufacturing capacity will be enhanced with its expanded office and laboratory space located in Monmouth Junction, New Jersey, in addition to the leased space located in Jiashan, China.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred an accumulated deficit of $11,497,897 through September 30, 2005. For the three and nine months ended September 30, 2005, the Company had net losses of $1,617,661 and $4,063,134, respectively. As of September 30 2005, the Company had a working capital deficiency of $1,267,295 and cash and cash equivalents of $261,782.

Management expects the Company’s losses to increase over the next several years, primarily due to the costs related to the development and commercialization of our two recently-acquired anti-cancer therapeutic compounds, in addition to the expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities. There can be no assurance that the Company will ever be able to operate profitably.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

On October 18, 2005, the Company sold 11,179,975 shares (the “Shares”) of its common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of common stock, the investors also received 5-year warrants (the “Warrants”) to purchase an aggregate of 4,471,975 shares at an exercise price of $1.00 per share.

In connection with the private placement, the Company paid an aggregate of approximately $587,000 in commissions to Paramount BioCapital, Inc., a related party, which served as the placement agent in connection with the offering, together with an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share. Net proceeds to the Company after deducting placement agent fees and other expenses relating to the private placement, were approximately $7.5 million. The Company believes that the net proceeds received of approximately $7.5 million will provide adequate capital at least through September 30, 2006, to fund the Company’s general operations, drug development activities, and the necessary funds required for the further development of the Chiral Quest operation.

The Company’s net cash used in operating activities for the nine months ended September 30, 2005 was $2,249,202. The Company’s net cash used in operating activities primarily resulted from a net loss of $4,063,134. Inventories increased as a result of the Company purchasing raw materials to be used in the production of its commercialized proprietary products of ligands and catalysts. A decrease in deferred revenue of $390,842 was attributed to the Company receiving cash collections in advance to shipments which occurred during 2005. A decrease in accounts receivable of $196,193 was a result of cash collections from prior period revenues, an increase in accounts payable of $1,448,054 was attributed to purchases for inventory, recruiting and operational expenditures, and an increase in accrued expenses of $200,280 attributed to the Company reserving for future expenditures of its bonus and vacation agreements with employees. The Company’s net cash used in operating activities was offset by the following non-cash items: depreciation and amortization totaling $171,865, which was attributed to the purchases of equipment and leasehold improvements in our laboratories located in Monmouth Junction, New Jersey and Jiashan, China, $352,155 for options issued to consultants accounted for under variable accounting, and a one time, non-cash charge to consultant’s expense during the third quarter of 2005, for $190,000 related to the issuing of restricted shares of the Company’s common stock awarded to a consultant.

The Company’s net cash used in investing activities for the nine months ended September 30, 2005 totaled $554,563, which resulted from capital expenditures of $510,370 related to the Chiral Quest, Jiashan, China laboratory expansion, and purchases of laboratory, computer and office equipment related to the New Jersey facility. Additionally, payments for intellectual property totaled $44,193.

The Company’s capital requirements will depend on numerous factors, including: acquiring, developing and commercializing therapies for oncology, metabolic and inflammatory diseases and disorders, competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome if any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, the establishment and funding of Chiral Quest’s, Jiashan, China facility, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated, in addition to the costs associated with the drug development process related to acquiring, developing and commercializing a drug candidate.

Additional capital that may be needed by the Company in the future may not be available on reasonable terms, or at all (see Note 6). If adequate financing is not available, the Company may be required to terminate or significantly curtail its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish.

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
SEPTEMBER 30, 2005

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

If the Company had elected to recognize compensation cost for all outstanding options granted by the Company to employees by applying the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation, (“SFAS 123”)”to employee stock options, net loss and net loss per share for the three and nine months ended September 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

Net loss as reported	$(1,617,661)	$(790,828)	$(4,063,134)	$(2,813,644)

Total stock-based employee compensation expenses using the fair value based method for all awards, net of related tax effects	(142,681)	(35,733)	(385,804)	(83,938)

Net loss, pro forma	$(1,760,342)	$(826,561)	$(4,448,938)	$(2,897,582)

Basic and diluted net loss per common share:
As reported	$(.09)	$(.04)	$(.23)	$(.17)
Pro forma	$(.10)	$(.05)	$(.25)	$(.17)

Black-Scholes option pricing assumptions
Risk-free interest rate	4.2%	3%-4.5%	4.1%-4.4%	3.6%-4.5%
Volatility	147%-157%	64%-77%	108%-157%	39%-127%
Lives in years	10	10	10	10
Dividend yield	0%	0%	0%	0%

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

(D) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding for each period presented. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive shares from the assumed exercise of stock options and stock warrants would have had an antidilutive effect because the Company incurred a net loss during each period presented. The number of potentially dilutive shares excluded from the calculation was 6,478,405 at September 30, 2005. There were 5,065,009 potentially dilutive securities at September 30, 2004.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 2   INVENTORIES

The principal components of inventory are as follows:

	September 30, 2005(Unaudited)	December 31, 2004
Raw material compounds	$508,957	$308,456
Work in process	122,558	47,691
Finished goods	4,000	4,000
Total Inventory	$635,515	$360,147

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

The table below illustrates the number of stock options issued to: employees, scientific advisory board members, members of the board of directors and consultants which were issued for services provided:

For the Nine Months Ended September 30, 2005
Balance, January 1, 2005	2,244,877
Granted	1,341,646
Exercised	0
Expired	0
Terminated	(4,000)
Balance, September 30, 2005	3,582,523

NOTE 4 COMMITMENTS

On June 30, 2005, the Company entered into a lease agreement for office space, in Basking Ridge, New Jersey, for a period of 39 months, at a monthly base rent of $4,227. As of September 30, 2005, the Company’s lease obligation through September 30, 2008 is approximately $152,000.

NOTE 5 AGREEMENT AND PLAN OF MERGER

The Company entered into an Agreement and Plan of Merger dated July 1, 2005, as amended August 19, 2005 (the “Merger Agreement”), with Greenwich Therapeutics (“Greenwich”), Inc. and VQ Acquisition Corp., a wholly-owned subsidiary of the Company. The Merger Agreement provided that VQ Acquisition would merge with and into Greenwich, with Greenwich remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). Greenwich is a privately-held biotechnology company with the rights to develop and commercialize two novel compounds for use as cancer therapeutics - VQD-001, sodium stibogluconate (“SSG”) and VQD-002, triciribine (“API-2”). The Merger was completed on October 18, 2005. See Note 6 below.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 6 SUBSEQUENT EVENTS

(A) Special Shareholder Meeting; Reincorporation

At a Special Meeting of Shareholders held on October 6, 2005, the Company’s shareholders considered and approved proposals to reincorporate the Company under the laws of the State of Delaware and increase the number of shares of capital stock that the Company is authorized to issue to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. The reincorporation was completed on October 17, 2005 pursuant to a merger of the Company (as a Minnesota corporation) with and into VioQuest Delaware, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. In connection with this merger, each issued and outstanding share of the Company’s common stock, par value $.01 per share, converted into one share of common stock, par value $.001 per share, of VioQuest Delaware. In addition, upon completion of the reincorporation merger, VioQuest Delaware changed its name to VioQuest Pharmaceuticals, Inc. The reincorporation of the Company under Delaware law was a condition to completing the Merger with Greenwich.

(B) Completion of Merger

On October 18, 2005, the Company completed the Merger with Greenwich in accordance with the terms of the Merger Agreement. In exchange for their shares of Greenwich common stock and pursuant to the Merger Agreement, the stockholders of Greenwich received an aggregate of 17,128,790 shares of the Company’s common stock and five-year warrants to purchase an additional 4,000,000 shares of the Company’s common stock at an exercise price of $1.41 per share. As provided by the Merger Agreement and in accordance with the terms of an Escrow Agreement among the Company, Greenwich and a representative of the Greenwich stockholders, one-half of the shares and warrants issued to Greenwich’s stockholders were placed in escrow at the closing of the Merger and will be released incrementally upon the achievement of certain milestones relating to the clinical development of the two product candidates acquired from Greenwich, as follows:

(i)
35% of the escrowed securities shall be released upon the conclusion of a Phase I clinical trial pursuant to an investigational new drug application (“IND”) accepted by the U.S. Food and Drug Administration (“FDA”) for SSG;

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

(iii)	35% of such escrowed securities shall be released immediately upon the conclusion of a Phase I clinical trial pursuant to a VioQuest-sponsored IND application accepted by the FDA for API-2; and

(iv)
15% of such escrowed securities shall be released immediately upon conclusion of a Phase II clinical trial for API-2 under a VioQuest-sponsored IND; provided that a majority of the members of VioQuest’s then existing medical advisory board conclude that such trial yielded results which, in the opinion of such advisory board, warrant initiation of Phase III trial(s) (provided that this milestone shall be deemed to have been satisfied in the event an NDA relating to API-2 has been accepted for review by the FDA prior to any determination by the medical advisory board to initiate a Phase III trial.

In the event the escrowed securities relating to the milestones described above have not been released to the Greenwich stockholders by June 30, 2008, any escrowed securities still remaining in the escrow shall be released and delivered to VioQuest for cancellation, and the Greenwich stockholders will have no further right, title or interest to such escrowed securities.

Additionally, as contemplated by the Merger Agreement, on October 18, 2005, the Company assumed outstanding indebtedness of Greenwich of approximately $795,000, all of which is payable to Paramount BioCapital Investments, Inc. (“PBI”) pursuant to a promissory note dated October 28, 2004 (the “Note”).

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

At the closing of the Merger, the Note was amended to provide that one-third would be converted into securities of the Company on the same terms as the Company’s October 2005 private placement (see Note 6(C)), one-third of the outstanding indebtedness under the Note would be repaid upon the completion by the Company of a financing resulting in gross proceeds of at least $5 million, and the final one-third would be payable upon completion by the Company of one or more financings resulting in aggregate gross proceeds of at least $10 million (inclusive of the amounts raised in a previous $5 million financing ). Accordingly, on October 18, 2005, upon completion of the private placement discussed in note 6(C) below, the Company satisfied two-thirds of the total indebtedness outstanding under the Note by making a cash payment of $294,623 and by issuing to PBI 392,830 shares of the Company’s common stock. In the event that VioQuest does not complete the financing(s) resulting in aggregate gross proceeds of at least $10 million, or prior to the notes’ maturity date, whichever occurs first, then VioQuest will be required to satisfy the final one-third in October 2006.

Dr. Lindsay A. Rosenwald and certain trusts established for the benefit of Dr. Rosenwald and his family collectively held approximately 48% of Greenwich’s capital stock prior to completion of the Merger. Together, Dr. Rosenwald and such trusts also owned approximately 16% of the Company’s common stock prior to the completion of the Merger. In addition to Dr. Rosenwald’s relationship with Greenwich, two directors of the Company, Stephen C. Rocamboli and Michael Weiser, M.D., Ph.D., owned approximately 3.6% and 7%, respectively, of Greenwich’s outstanding common stock. Mr. Rocamboli and Dr. Weiser are also employees of Paramount BioCapital, Inc. of which Dr. Rosenwald is the chairman and sole stockholder.

The acquisition of Greenwich on October 18, 2005 will be accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” in the fourth quarter of 2005. Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values at the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

The preliminary estimated purchase price, which the Company is in the process of finalizing, will likely be charged to in-process research and development and is summarized as follows ($000’s):

Common stock issued, excluding contingent shares*	$5,995
Liabilities assumed	795
Estimated transaction costs	150
Total estimated purchase price	$6,940

* The preliminary estimated purchase price does not include any of the achievement-based milestone payments described above.

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company and Greenwich for the three and nine months as of September 30, 2005 and 2004 assuming the acquisition had been consummated at the beginning of each period. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the period ($000's, except per share information).

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004
Net Loss	$(1,618)	$(791)	$(4,788)	$(2,814)

Weighted average number of common shares outstanding	17,852	17,828	35,637	16,841

Loss per common share - basic and fully diluted	$(0.09)	$(0.04)	$(0.13)	$(0.17)

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

(C) Private Placement

On October 18, 2005, the Company sold 11,179,975 Shares of its common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of common stock, the investors also received 5-year Warrants to purchase an aggregate of 4,471,975 shares at an exercise price of $1.00 per share. In connection with the private placement, the Company paid an aggregate of approximately $587,000 in commissions to Paramount BioCapital, Inc., a related party, which served as the placement agent in connection with the offering, together with an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share. Net proceeds to the Company after deducting placement agent fees and other expenses relating to the private placement, were approximately $7.5 million.

(D) Stock Option Plan

On November 8, 2005 the Company amended its 2003 Stock Option Plan to increase the number of shares of common stock available for issuance thereunder from 2,500,000 to 6,500,000 as approved by the Board of Directors on August 29, 2005.

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

Through September 30, 2005, the Company has generated sales revenue through Chiral Quest’s but not any net profits. Management believes that the Company’s research and development (“R&D”) and manufacturing capacity will need to continue to grow through the commercialization of our ligands and catalysts, and the development of our next generation of technological products of building blocks, in order for the Company to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that Chiral Quest’s manufacturing capacity will be enhanced with its expanded office and laboratory space located in Monmouth Junction, New Jersey that was leased in May 2003, in addition to the leased space located in Jiashan, China.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred an accumulated deficit of $11,497,897 through September 30, 2005. For the three and nine months ended September 30, 2005, the Company had net losses of $1,617,661 and $4,063,134, respectively. As of September 30 2005, the Company had a working capital deficiency of $1,267,295 and cash and cash equivalents of $261,782. Management expects the Company’s losses to increase over the next several years, primarily due to the costs related to the development and commercialization of our two recently-acquired two anti-cancer therapeutic compounds, in addition to the expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities. There can be no assurance that the Company will ever be able to operate profitably.

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

On October 18, 2005, the Company sold 11,179,975 Shares of its common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of common stock, the investors also received 5-year Warrants to purchase an aggregate of 4,471,975 shares at an exercise price of $1.00 per share. In connection with the private placement, the Company paid an aggregate of approximately $587,000 in commissions to Paramount BioCapital, Inc., which served as the placement agent in connection with the offering, together with an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share. Net proceeds to the Company after deducting placement agent fees and other expenses relating to the private placement, were approximately $7.5 million. The Company believes that the net proceeds received of approximately $7.5 million will provide adequate capital at least through September 30, 2006, to fund the Company’s general operations, drug development activities, and the necessary funds required for the further development of the Chiral Quest operation.

The Company’s combined capital requirements will depend on numerous factors, including: acquiring, developing and commercializing therapies for oncology, metabolic and inflammatory diseases and disorders, competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, the establishment and funding of the Chiral Quest, Jiashan, China facility, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated, in addition to the costs associated with the drug development process related to acquiring, developing and commercializing a drug candidate.

On October 18, 2005, we acquired Greenwich Therapeutics, Inc., a privately-held biotechnology company with exclusive license rights to develop and commercialize two anti-cancer therapeutic candidates - VQD-001, sodium stibogluconate (“SSG”) and VQD-002, triciribine (“API-2”). We acquired Greenwich in furtherance of our plan to expand our business into drug development. As a result of this acquisition, we will immediately undertake to fund the development of SSG and API-2, which will significantly increase our expected cash expenditures over the next 12 months and thereafter. The completion of development of VQD-001 and VQD-002, both of which are only in early stages of clinical development, is very lengthy and expensive process. Until such development is complete and the U.S. Food and Drug Administration (or the comparable regulatory authorities of other countries) approve VQD-001 and VQD-002 for sale, we will not be able to sell these products until such approval is obtained.

Results of Operations - For the Three Months Ended September 30, 2005 vs. September 30, 2004

Our revenues for the three months ended September 30, 2005 were $536,185 as compared to $367,265 for the three months ended September 30, 2004. For the three months ended September 30, 2005, substantially all of our revenue was derived from customized process development services sold to third parties (accounting for 92% of total revenue), sales of our catalysts and ligands (5% of total revenue and 3% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property. The overall increase for the three months ended September 30, 2005 compared to the same period in 2004 is attributable primarily from an increase in customized process development services.

In addition, the increase in 2005 revenues compared to the comparable 2004 period is also attributable to our selling and production capabilities having transitioned from an academic Research and Development sales volume level, to a commercial sales volume quantity level for our ligands, catalysts, and customized process development services.

For the three months ended September 30, 2004, approximately 92% of total revenue was comprised of sales or our ligands and catalysts, feasibility screenings, and customized process development services sold to third parties and 8% of total revenue was derived from the amortization of option fee income. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Our gross profit increased for the three months ended September 30, 2005 as compared to September 30, 2004, as a result of our 2005 revenues consisting of sales our commercial quantity ligands, catalysts and process development services versus no commercial sales of our ligands, catalysts and process development services for the three months ended September 30, 2004. The primary reason gross profit increased from approximately 48% for the three months ended September 30, 2004 as compared to 58% gross margin for the three months ended September 30, 2005 is a result of the Company selling greater quantities of our process and development projects and services, and commercial levels of our ligands and catalysts, producing higher margins for the three months ended September 30, 2005.

Cost of goods sold for three months ended September 30, 2005 was $223,397 as compared to $192,349 during the three months ended September 30, 2004. The increase in cost of goods sold is attributed to the increased sales, associated manufacturing costs for materials used in production for the increased shipments of projects during the third quarter ended September 30, 2005, along with the allocation of direct labor and overhead expenses to cost of sales.

Management and consulting fees for the three months ended September 30, 2005 were $450,701 as compared to $125,956 during the three months ended September 30, 2004. Management and consulting fees consist of the consulting agreement with our Chief Technology Officer at a rate of $10,000 per month effective May 15, 2003. Management and consulting fees also consists of approximately $156,000 of stock option charges resulting from the fair value of options issued to consultants, and scientific advisory board members granted during the second, third and fourth quarters of 2003 accounted for under variable accounting. Additionally, management and consulting fees increased $190,000 from the Company awarding 200,000 restricted shares of its common stock to a consultant.

Our R&D expenses for the three months ended September 30, 2005 were $535,048 as compared to $422,925 during the three months ended September 30, 2004. R&D costs include the sponsoring of four post doctorates at Penn State to develop reports on our technological feasibility of our proprietary technology in addition to preparing sample batches for analysis in the Monmouth Junction, NJ office. The primary increase is a result of purchases of laboratory materials and supplies such as chemicals, solvents, glassware used as part of the facility’s test pilot programs for the formulation and analyzing of our proprietary catalysts, ligands, and our next generation technology of building blocks to determine their technological feasibility.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2005 were $897,359 as compared to $394,487 during the three months ended September 30, 2004. This increase in SG&A expenses was due in part to nonrecurring recruiting fees associated with the hiring of the Company’s Vice President of Corporate Business Development in July 2005, in addition to recruiting fees for the hiring of a Chief Medical Officer.

SG&A also increased as a result of higher legal and accounting fees associated with the expenses related to the Company’s drug development due diligence process, increased rent expense for the New Jersey facility as a result of the facility’s expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the President and CEO hired in February 2005, and the Vice President of Corporate Business Development hired in July 2005, in addition to other related employee costs such as increased insurance and employer payroll taxes.

Depreciation and amortization expenses for the three months ended September 30, 2005 were $49,804 as compared to $33,622 during the three months ended September 30, 2004. This increase was primarily related to the fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the leased facility and recent expansions in New Jersey, in addition to the equipment and leasehold improvement expenditures related to the newly leased Jiashan facility which has become fully operational as of May 2005.

Interest income, net for the three months ended September 30, 2005 was $2,463 as compared to $11,246 for the three months ended September 30, 2004. The decrease in interest income is attributed to having higher cash reserves for the three months ended September 30, 2004 as compared to the three months ended September 30, 2005, as a result of the funds received from the private placement of the Company’s common stock in February 2004.

Our net loss for the three months ended September 30, 2005 was $1,617,661 as compared to $790,828 for the three months ended September 30, 2004. The increased net loss for the three months ended September 30, 2005 as compared to September 30, 2004 was attributable to higher R&D expenses related to the development and technological feasibility of our next generation proprietary products, an increase management and consulting fees resulting from variable accounting charges related to the issuance of stock options issued to consultants, the issuance of the Company’s restricted stock to a consultant, in addition to increased SG&A as a result of higher legal and accounting fees associated with the expenses related to the Company’s drug development due diligence process, increased rent expense for the New Jersey facility as a result of the facility’s expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes. We expect losses to continue in the next year from the costs associated with the drug development process related to acquiring a drug candidate, in addition to continue to expand operations in New Jersey and in Jiashan.

Results of Operations - For the Nine Months Ended September 30, 2005 vs. September 30, 2004

Our revenues for the nine months ended September 30, 2005 were $2,636,124 as compared to $1,102,388 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, substantially all of our revenue was derived from customized process development services sold to third parties (accounting for 84% of total revenue), sales of our catalysts and ligands (14% of total revenue) and feasibility screening reports provided to clients (2% of total revenue); and 2% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property.

The overall increase for the nine months ended September 30, 2005 compared to the same period in 2004 is attributable primarily from a three fold increase in customized process development services. In addition, the increase in 2005 revenues is also attributable to our selling and production capabilities having transitioned from an academic Research and Development sales volume level, to a commercial sales volume quantity level for our ligands, catalysts, and customized process development services.

For the nine months ended September 30, 2004 approximately 92% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to third parties and 8% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property. It is anticipated that sales of our ligands, molecular building blocks and customized chiral services will continue to comprise a greater percentage of our revenues in the future as we expand our manufacturing capabilities.

Our gross profit decreased for the nine months ended September 30, 2005 as compared to September 30, 2004 as a result of our 2005 nine month revenues being significantly derived from customized process development services versus a greater percentage of our revenues derived from sales of our catalysts and ligands for the nine months ended September 30, 2004. The primary reason gross profit decreased from approximately 48% for the nine months ended September 30, 2004 as compared to a 36% gross margin for the nine months ended September 30, 2005 is a result of a greater proportion of the Company’s sales attributed to customized process development services for the nine months ended September 30, 2005 versus a greater portion of sales for the nine months ended September 30, 2004 which were attributed to license fee income, sales of our ligands and catalysts and feasibility screening reports, producing higher margins.

Cost of goods sold for the nine months ended September 30, 2005 was $1,678,928 as compared to $569,598 during the nine months ended September 30, 2004. The increase in cost of goods sold is attributed to increased sales, associated manufacturing costs for materials used in production for the increased shipments of projects during the third quarter ended September 30, 2005, along with the allocation of direct labor and overhead expenses to cost of sales.

Management and consulting fees for the nine months ended September 30, 2005 were $707,423 as compared to $363,848 during the nine months ended September 30, 2004. Management and consulting fees consist of the consulting agreement with our Chief Technology Officer at a rate of $10,000 per month effective May 15, 2003. Management and consulting fees also consists of approximately $352,000 of stock option charges resulting from the fair value of options issued to consultants, and scientific advisory board members granted during the second, third and fourth quarters of 2003 accounted for under variable accounting. Additionally, management and consulting fees increased $190,000 from the Company awarding 200,000 restricted shares of its common stock to a consultant. This increase in management and consulting fees is also a result of the Company utilizing the consulting services of a Ph.D. scientist with expertise in chiral technology, located in China providing services for the Chiral Quest Jiashan operation. Consulting fees also increased as a result of the Company hiring the services of a consultant to provide data and analysis pertaining to the Company’s due diligence process of acquiring drug compounds. The increased management and consulting expenses have been offset by a decrease in management expenses, charged by Paramount BioCapital LLC, for administrative services which are no longer required by the Company.

Our R&D expenses for the nine months ended September 30, 2005 were $1,196,846 as compared to $1,205,802 during the nine months ended September 30, 2004. R&D costs include the purchases of laboratory materials and supplies such as chemicals, solvents, glassware used as part of the facility’s test pilot programs for the formulation and analyzing of our proprietary catalysts, ligands, and building blocks to determine their technological feasibility. R&D costs also include the sponsoring of four post doctorates at Penn State to develop reports on our technological feasibility of our proprietary technology in addition to preparing sample batches for analysis in the Monmouth Junction, NJ office. This decrease was primarily caused by a reduction in the amount of purchases of lab supplies and chemicals used as part of the facility’s test pilot programs for the formulation and analyzing of our proprietary catalysts, ligands, and building blocks to determine their technological feasibility during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2005. The agreement with Penn State, which had been extended to October 14, 2005, provides for the Company to fund services of four post-doctorate fellows who, under the supervision of the CTO, conduct research and provide research quantities of chiral products to the Company. The future obligation payable by the Company through October 14, 2005 as of the end of the agreement is approximately $36,000. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. The Company is in the process of extending the agreement with Penn State for their services.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2005 were $2,958,399 as compared to $1,677,610 during the nine months ended September 30, 2004. This increase in SG&A expenses was due in part to nonrecurring recruiting fees associated with the hiring of the Company’s Vice President of Corporate Business Development in July 2005, in addition to recruiting fees for the hiring of a Chief Medical Officer. SG&A also increased as a result of higher legal and accounting fees associated to the expenses related to the Company’s drug development due diligence process, increased rent expense for the New Jersey facility as a result of the facility’s expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the President and CEO hired in February 2005, and the Vice President of Corporate Business Development hired in July 2005, in addition to other related employee costs such as increased insurance and employer payroll taxes.

Depreciation and amortization expenses for the nine months ended September 30, 2005 were $171,865 as compared to $126,227 during the nine months ended September 30, 2004. This increase was primarily related to the fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the leased facility and recent expansions in New Jersey, in addition to the equipment and leasehold improvement expenditures related to the newly leased Jiashan facility which has become fully operational as of May 2005.

Interest income, net for the nine months ended September 30, 2005 was $14,203 as compared to $27,053 for the nine months ended September 30, 2004. The decrease in interest income is attributed to having higher cash reserves for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2005, as a result of the funds received from the private placement of the Company’s common stock in February 2004.

Our net loss for the nine months ended September 30, 2005 was $4,063,134 as compared to $2,813,644 for the nine months ended September 30, 2004. The increased net loss for the nine months ended September 30, 2005 as compared to September 30, 2004 was primarily attributable to an increase management and consulting fees resulting from variable accounting charges related to the issuance of stock options issued to consultants, including a one-time, non-cash charge for the issuance of the Company’s restricted stock to a consultant, in addition to increased SG&A as a result of higher legal and accounting fees associated to the expenses related to the Company’s drug development due diligence process, increased rent expense for the New Jersey facility as a result of the facility’s expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

We expect losses to continue in the next year from the costs associated with the drug development process related to acquiring a drug candidate, in addition to continue to expand operations in New Jersey and in Jiashan.

Liquidity and Capital Resources

Since inception, we have incurred an accumulated deficit of $11,497,897 through September 30, 2005. For the three and nine months ended September 30, 2005, we had net losses of $1,617,661 and $4,063,134, respectively. As of September 30, 2005, we had a working capital deficiency of $1,267,295 and cash and cash equivalents of $261,782. We expect losses to increase over the next several years, primarily due to the costs related to the Company’s development and commercializing of our recently-acquired two anti-cancer therapeutic compounds, such as costs associated to clinical trials, regulatory approvals, uses of consultants, license milestone payments to the Cleveland Clinic Foundation and the University of South Florida and patent filing expenses, in addition to the expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities. There can be no assurance that we will ever be able to operate profitably.

On October 18, 2005, the Company sold 11,179,975 Shares of its common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of common stock, the investors also received 5-year Warrants to purchase an aggregate of 4,471,975 shares at an exercise price of $1.00 per share. In connection with the private placement, the Company paid an aggregate of approximately $587,000 in commissions to Paramount BioCapital, Inc., which served as the placement agent in connection with the offering, together with an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share. Net proceeds to the Company after deducting placement agent fees and other expenses relating to the private placement, were approximately $7.5 million. The Company believes that the net proceeds received of approximately $7.5 million will provide adequate capital for a minimum of twelve months, to fund the Company’s drug development activities, as well as the further development for the Chiral Quest operation.

The Company’s net cash used in operating activities for the nine months ended September 30, 2005 was $2,249,202. The Company’s net cash used in operating activities primarily resulted from a net loss of $4,063,134. Inventories increased as a result of the Company purchasing raw materials to be used in the production of its commercialized proprietary products of ligands and catalysts. A decrease in deferred revenue of $390,842 was attributed to the Company receiving cash collections in advance to shipments which occurred during 2005. A decrease in accounts receivable of $196,193 was a result of cash collections from prior period revenues, an increase in accounts payable of $1,448,054 was attributed to purchases for inventory, recruiting and operational expenditures, and an increase in accrued expenses of $200,280 attributed to the Company reserving for future expenditures of its bonus and vacation agreements with employees. The Company’s net cash used in operating activities was offset by the following non-cash items: depreciation and amortization totaling $171,865, which was attributed to the purchases of equipment and leasehold improvements in our laboratories located in Monmouth Junction, New Jersey and Jiashan, China, $352,155 for options issued to consultants accounted for under variable accounting, and a charge of $190,000 related to the issuing of 200,000 restricted shares of the Company’s common stock awarded to a consultant.

The Company’s net cash used in investing activities for the nine months ended September 30, 2005 totaled $554,563, which resulted from capital expenditures of $510,370 related to the Chiral Quest, Jiashan, China laboratory expansion, and purchases of laboratory, computer and office equipment related to the New Jersey facility. Additionally, payments for intellectual property totaled $44,193.

The Company’s capital requirements will depend on numerous factors, including: the costs related to developing and commercializing our two anti-cancer therapeutic compounds, in addition to the expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities, competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome if any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, the establishment and funding of Chiral Quest’s, Jiashan, China facility, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated.

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

In October 2005, we sold in a private placement 11.2 million shares of our common stock plus warrants to purchase an additional 4.5 million shares of common stock for aggregate gross proceeds of $8.4 million. Our long term liquidity is contingent upon achieving increased sales and/or obtaining additional financing.

We have formed two China subsidiaries through which we have opened a laboratory facility in the People’s Republic of China. We have provided $470,000 of capital to the China subsidiary as of September 30, 2005. We believe that by the opening of this facility in China to produce our proprietary ligands, catalysts, chemical building blocks and related compounds, we will be able to significantly decrease our manufacturing costs and expenses, enabling us to cost-effectively produce our ligands and end products in efforts to make our products substantially more competitive and even more attractive to current and potential customers. The China facility’s operations have commenced as of the third quarter 2005.

Item 3. Controls and Procedures

As of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB, our current disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below. We have taken, and are continuing to take, steps to address the weakness as described below. With the exception of such weakness, however, the Chief Executive Officer and the Chief Financial Officer believe that our current disclosure of controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported on a timely basis.

Material Weaknesses and Changes in Internal Controls. During the preparation of this Form 10-QSB for the quarter ended September 30, 2005, our independent registered public accounting firm identified a material weakness, as of September 30, 2005, in the review process for the financial statement recording and disclosures of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure. Stock options that we have granted to non-employee consultants should have been accounted for under variable accounting and we have corrected the accounting for these stock options as of the third quarter of 2005. The changes that would have resulted in the financial statements for all prior periods through June 30, 2005 were deemed immaterial. We have instituted additional procedures in the review process for the financial statement recording and disclosures of options in order to remediate this issue. We will consult with our advisors, increase our emphasis on continuing education for our accounting personnel and increase our emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles pertaining to stock options. We believe these enhancements to our system of internal control and our disclosure controls and procedures are adequate to provide reasonable assurance that our internal control objectives will be met. Subsequent to the second quarter of 2005, the Company has valued the options issued to non-employee consultants under variable accounting.

There were no changes in internal controls during the most recent fiscal quarter covered by this report that materially affected or are likely to materially affect internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

The Company amended its 2003 Stock Option Plan on November 8, 2005 to increase the number of shares of common stock available for issuance thereunder from 2,500,000 to 6,500,000.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated July 1, 2005, among the Company, Greenwich Therapeutics, Inc. and VQ Acquisition, Corp.
2.2	First Amendment dated August 19, 2005 to Agreement and Plan of Merger dated July 1, 2005, among the Company, Greenwich Therapeutics, Inc. and VQ Acquisition, Corp.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOQUEST PHARMACEUTICALS, INC.

Date: November 14, 2005	By:	/s/ Daniel Greenleaf
Daniel Greenleaf
President & Chief Executive Officer

Date: November 14, 2005	By:	/s/ Brian Lenz
Brian Lenz
Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Description
2.1	Agreement and Plan of Merger dated July 1, 2005, among the Company, Greenwich Therapeutics, Inc. and VQ Acquisition, Corp.
2.2	First Amendment dated August 19, 2005 to Agreement and Plan of Merger dated July 1, 2005, among the Company, Greenwich Therapeutics, Inc. and VQ Acquisition, Corp.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.