Form 10KSB
period 2005-12-31
VioQuest Pharmaceuticals, Inc.
filed 2006-03-27
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number  0-16686

VIOQUEST PHARMACEUTICALS, INC.

(Exact name of issuer as specified in its charter)

Delaware	58-1486040
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

180 Mt. Airy Road, Suite 203, Basking Ridge, NJ	07920
(Address of Principal Executive Offices)	(Zip Code)

(908) 766-4400

(Issuer’s telephone number)

7 Deer Park Drive, Suite E, Monmouth Junction, NJ, 08852

(former name, former address and former fiscal year, if changed from last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2005 were $3,804,654.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on March 21, 2006 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $24,970,790.

As of March 21, 2006 there were 46,729,519 outstanding shares of common stock, par value $0.001 per share.

Traditional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2006 (the “2006 Proxy Statement”) are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III. The 2006 Proxy Statement will be filed within 120 days after the fiscal year ended December 31, 2005.

References to the “Company,” the “Registrant,” “we,” “us,” “our” or in this Annual Report on Form 10-KSB refer to VioQuest Pharmaceuticals, Inc., a Delaware corporation, and our consolidated subsidiaries, together taken as a whole, unless the context indicates otherwise.

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

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Overview

VioQuest Pharmaceuticals, Inc. has two distinct business units -Drug Development and Chiral Products and Services. Our drug development business focuses on acquiring, developing and eventually commercializing human therapeutics in the areas of oncology, and antiviral diseases and disorders for which there are current unmet medical needs. We currently have the exclusive rights to develop and commercialize two oncology drug candidates. Our chiral business, which we operate through our wholly-owned subsidiary, Chiral Quest, Inc., provides innovative chiral products, technology and custom synthesis development services to pharmaceutical and fine chemical companies in all stages of a products’ lifecycle.

Corporate History; Mergers and Reincorporation Transactions

We were originally formed in October 2000, as a Pennsylvania limited liability company under the name Chiral Quest, LLC. In February 2003, we completed a reverse acquisition of Surg II, Inc., a publicly-held Minnesota shell corporation and were renamed Chiral Quest, Inc. In August 2004, we were renamed VioQuest Pharmaceuticals, Inc. In October 2005, we reincorporated under Delaware law by merging into a wholly-owned subsidiary incorporated under Delaware law.

Immediately following the reincorporation, we acquired Greenwich Therapeutics, Inc., a privately-held, New York City based drug development company, in a merger transaction in which we merged our wholly-owned subsidiary VioQuest Delaware, Inc., with and into Greenwich Therapeutics, with VioQuest Delaware, Inc., remaining as the surviving corporation and our wholly-owned subsidiary. As a result of the acquisition of Greenwich Therapeutics, we acquired the rights to develop and commercialize two oncology drug candidates - VQD-001, Sodium Stibogluconate, also called “SSG” and VQD-002, Triciribine-Phosphate, or “TCN-P”.

Cancer Overview

Cancer develops when abnormal cells in the body begin to grow out of control. These cancer cells will outlive normal cells and go on to form additional cancerous cells. The danger is that these cells will often travel to other parts of the body and replace normal tissue, a process called metastasis. Frequently, these metastases ultimately lead to a patient’s death. Although the exact cause of cancer is still uncertain, it is believed that genetics and environmental toxins play a role.

The American Cancer Society estimates that 1,372,910 new cases of cancer will be diagnosed in 2005 alone. The National Institute of Health estimated an overall cost of cancer to be $189.8 billion in 2004. This cost includes $69.4 billion in direct medical expenses, $16.9 billion in indirect morbidity costs, and $103.5 billion in indirect mortality costs. This year, 570,280 deaths are expected to be due to cancer or one in four deaths in the United States (“U.S.”). For all types of cancer diagnosed between 1995 and 2000 combined, the 5-year relative survival rate is 64%.

Cancer is the second leading cause of death in America. In the U.S., half of all men and one third of all women will develop cancer at some point in their lives. Since 1990, over 17 million new cancer cases have been diagnosed. A number of drugs are used in the treatment of cancer. These drugs are used to reduce pain, prolong the life of the patient, send the cancer into remission or eliminate the cancer completely. There is great opportunity for improvement in all types of cancer treatment. Recognizing this vast health and commercial opportunity, we acquire, develop, and commercialize innovative products for the treatment of important unmet medical needs in cancer and immunological diseases.

Drug Development

Through our drug development business, we acquire, develop, and commercialize innovative products for the treatment of important unmet medical needs in cancer and immunological diseases. Through our acquisition of Greenwich Therapeutics, Inc. in October 2005, we obtained the rights to develop and commercialize two oncology drug candidates - VQD-001 and VQD-002. The rights to our two oncology drug candidates, VQD-001 and VQD-002, were granted by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. These licenses give us the right to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001 and VQD-002.

VQD-001 - Sodium Stibogluconate (SSG)

VQD-001 is a pentavalent antimonial drug that has been used for over 50 years in parts of Africa and Asia for the treatment of leishmaniasis, a protozoan disease. Recent research at the Cleveland Clinic suggests that VQD-001 may also become a new treatment for some types of cancer.

Interferon and other cytokines are important in controlling malignancy; their mechanism of action depends on their ability to signal via the Janus kinase, Jak/Stat, pathways. The Jak/Stat pathway is regulated, in part, by the SRC homology phosphatases, SHP-1 and SHP-2.  Experiments with VQD-001 have shown that it inhibits recombinant SHP-1. Since SHP-1 downregulates Jak/Stat, VQD001 promotes the Jak/Stat pathway and augments interferon and other cytokine activity. Thus, it is hypothesized that treating cancer patients with VQD-001 will potentiate the intrinsic cytokine/interferon signaling through the Jak/Stat pathway, resulting in greater cancer cell death (apoptosis).

This effect on cancer cells, along with its apparent ability to enhance the body’s immune system make it an attractive drug candidate for oncology. Furthermore, its historically acceptable toxicity profile as an anti-leishmaniasis drug, indicates to us that VQD-001 is an attractive drug candidate to evaluate as an anti-cancer agent. To date, we have not submitted any application to the U.S. Food and Drug Administration (“FDA”), although the Cleveland Clinic has filed an investigator, investigational new drug (“IND”) application, which has been accepted by the FDA, and pursuant to which it is conducting a clinical trial with VQD-001.

Preclinical Data

Scientists have shown that VQD-001, alone, inhibits prostate, bladder, colon, melanoma and renal cancer cell lines as well as multiple myeloma and lymphoma cell lines (in vitro). Interferon also inhibits some of these cell lines, but cells often develop resistance to interferon. When VQD-001 is combined with interferon, the growth-inhibitory effect of interferon is augmented, and in vitro resistance to interferon is overcome. Experiments in nude mice with cancer xenografts has shown that VQD-001 can control malignancies in vivo as well.

Potential Lead Indication of VQD-001

The standard of care for solid tumors, lymphoma, myeloma and certain other hematological malignancies, includes either chemotherapy and/or biologic therapy. Biologic treatment with Interferon alpha-2b, or “IFN a-2b,” has been moderately successful in controlling some of these malignancies. However, some tumors become refractory to treatment with IFN a-2b and the cancer continues to grow despite continued treatment. In addition, the toxicity profile of IFN a-2b often limits its clinical efficacy. We believe that the effectiveness of this existing treatment may be improved by using VQD-001 in combination with IFN a-2b. Specifically, we believe that VQD-001, due to its demonstrated ability to inhibit PTPases, will augment the anti-proliferative activity and improve the efficacy of IFN a-2b. Therefore, we believe that the efficacy of VQD-001 in combination with IFN a-2b as shown in preclinical studies together with its historically acceptable safety profile, may position it well as an effective combination therapy to treat solid tumors and certain other hematological malignancies.

Clinical Development

The safety profile of interferon alone and of VQD-001 alone is well known. Interferon has been used for decades as an anti-neoplastic agent and VQD-001 has been used for the treatment of leishmaniasis for years. VQD-001 is currently being used as the treatment of choice by the U.S. military for leishmaniasis which soldiers have contracted in Iraq. We believe that these two drugs can be safely combined.

VQD-001 is currently being studied in combination with IFN a-2b in a 24-patient Phase I clinical trial at the Cleveland Clinic Taussig Cancer Center in the treatment of refractory solid tumors, lymphoma and melanoma. The primary objective of this clinical trial is to confirm the tolerance, safety and determine the maximum tolerated dose, of VQD-001 in combination with IFN a-2b. In addition, the trial will also provide pharmacokinetic data, and a better understanding of how VQD-001 affects important biological and genetic pathways. This clinical trial is expected to be completed by the first half of 2007. Although it has no obligation to us to do so, the Cleveland Clinic intends to fund all costs associated with this clinical trial. In order to ensure this trial is completed, however, we may in the future agree to fund portions of this study. Further, if the Cleveland Clinic determines to discontinue the trials, we intend to continue product testing at an alternative facility such as a medical center or university to run our clinical trials. In order for us to sponsor clinical trials, however, it will be necessary for us to submit our own IND to the FDA. Pending a successful completion of this Phase I clinical trial, we anticipate initiating a Phase II trial in the second half of 2007. The Phase II trial will be designed to provide information concerning efficacy, among other information. Prior to a initiating the Phase II trial, we will need to apply for approval with the local IRB (“Institutional Review Board”) and identify the Principal Investigator to run the study. There may potentially be delays in receiving this approval, such as unforeseen safety issues and dosing issues.

In addition, we intend to conduct an additional Phase I clinical trial with VQD-001 under a corporate-sponsored IND. This 12-patient clinical trial with both VQD-001 and IFN a-2b is designed to determine the tolerance, safety and maximum tolerated dose of VQD-001. A corporate-sponsored IND will be filed with the FDA within the first half of 2006. Our Phase I clinical trial is expected to be completed in the first half of 2007. A Phase II clinical trial will be initiated immediately after the successful completion of our Phase I clinical trial.

Advantages Over Existing Developmental Therapeutics

Potential advantages of VQD-001 over existing therapies include VQD-001’s long history of use, favorable toxicity, side effect profiles, and efficacy in preclinical cancer models. As previously discussed, VQD-001 has been utilized in the treatment of leishmaniasis for over fifty years in parts of Africa and Asia. As published by the World Health Organization, leishmaniasis currently threatens 350 million men, women and children in 88 countries around the world. Leishmaniases are parasitic diseases with a wide range of clinical symptoms: cutaneous, (cutaneous forms of the disease normally produce skin ulcers on the exposed parts of the body such as the face, arms and legs). The disease can produce a large number of lesions - sometimes up to 200 - causing serious disability, and invariably leaving the patient permanently scarred, a stigma which can cause serious social prejudice; mucocutaneous (in mucocutaneous forms of leishmaniasis, lesions can lead to partial or total destruction of the mucous membranes of the nose, mouth and throat cavities and surrounding tissues). These disabling and degrading forms of leishmaniasis can result in victims being humiliated and cast out from society. And visceral leishmaniasis - also known as kala azar - is characterized by irregular bouts of fever, substantial weight loss, swelling of the spleen and liver, and anaemia (occasionally serious). If left untreated, the fatality rate in developing countries can be as high as 100% within 2 years.

VQD-001 has demonstrated favorable toxicity and side effect profiles, at dosages well in excess of the dosages we intend to utilize in our clinical trials in the treatment of cancer. Also, based on preclinical in vivo cancer models, we believe that VQD-001 may have better efficacy in treating refractory cancer than existing standards of care.

Competition

To our knowledge, no inhibitors of such PTPases have previously been demonstrated to be effective to treat cancer. CombinatoRx, Incorporated, a privately held biotechnology company, is developing a clinical drug candidate containing Pentamidine + Thorazine for the potential treatment of cancer. Pentamidine may also be a PTPase inhibitor and has also previously been used for the treatment of leishmaniasis. Hoffman-La Roche Inc. and Wyeth are investigating PTPase inhibitors for the potential treatment of non-insulin dependent diabetes.

Additional Potential Indication of VQD-001

As the Company continues to develop VQD-001, for indications primarily used for an oncology therapeutic, we are also in the process of possibly developing a treatment for leishmaniasis which is a parasitic disease as described above. During this process, we are exploring the possibility of obtaining Orphan Drug status for the treatment of leishmaniasis in the U.S. If accepted, we would anticipate filing a New Drug Application (“NDA”) with the FDA.

VQD-002 - Triciribine-Phosphate (TCN-P)

VQD-002 is a nucleoside analog that had been under development for many years as an anti-cancer therapy. It was chosen for clinical trials after preclinical work showed that it was more active than 1,991 other compounds in a NCI Diversity Set in terms of its ability to inhibit AKT-transformed cells. Since Akt has been shown to play a critical role in malignancy by inducing cell survival, growth, migration, and angiogenesis, researchers at The National Cancer Institute, or “NCI”, advanced VQD-002 into clinical trials in oncology in the 1980s and 1990s. While an anti-cancer signal was seen in those clinical trials in various tumor types, including sarcoma, colorectal, hepatic and breast cancers, the drug was discontinued due to side-effects (specifically, hyperglycemia and hepatotoxicity). The side effects were dose-related. In these trials, patients were not selected according to how strongly their tumors expressed AKT. Scientists now believe that lower doses of VQD-002 may be effective in treating patients whose tumors overexpress AKT because their tumors may be more sensitive to lower doses of VQD-002. Tumors with high levels of AKT expression, including some as breast, ovarian, colorectal and pancreatic cancers, are particularly difficult to treat with conventional therapies. Therefore, it is logical both from an efficacy and safety/tolerability perspective to test VQD-002 in patients with tumors that overexpress AKT.

Preclinical Data

Recent research performed at the Moffitt Cancer Center at the University of South Florida confirmed activity in tumor cell lines that overexpress AKT. Furthermore, in vivo studies showed that low doses of VQD-002 inhibited tumor growth in a murine human xenograft model only if the xenograft overexpressed AKT and not if AKT was not overexpressed. In both human tumor cell lines and in murine xenograft models VQD-002 inhibited tumor cell growth and promoted tumor cell death, a process known as apoptosis.

Potential Lead Indication of VQD-002

The efficacy of VQD-002 as an anti-cancer drug in previous clinical trials was limited by the side effects associated with its usage. We believe, however, that these side effects were closely related to the high dosage levels used in these trials. In addition, we believe that the hyperglycemia seen as a side effect may have resulted from VQD-002’s mechanism of action on Akt, as recent preclinical studies have shown that a deficiency of Akt impairs the ability of insulin to lower blood glucose, which could lead to a hyperglycemic condition. The previous NCI-sponsored clinical trials used dosages that ranged up to 256mg/m2, and these trials targeted tumors without regard to whether such tumors overexpressed Akt, since, at the time of such trials, the mechanism of action for VQD-002 was not fully understood. We believe, that based on the preclinical studies conducted to date, VQD-002 effectively and selectively induces apoptosis and inhibits growth in tumor cells with elevated levels of phosphorylated Akt at doses lower than those used in the previous clinical trials. Therefore, we believe that by selectively screening and treating only those patients with tumors that exhibit abnormal levels of phosphorylated Akt, VQD-002 in low doses may achieve tumor inhibition and regression without the significant side effects previously associated with its usage at higher dose levels. Our initial potential lead indication for VQD-002 will be for the treatment of solid tumors known to have abnormal levels of phosphorylated Akt, which constitute a significant percentage of all colorectal, ovarian, pancreatic and breast cancers.

Additional Potential Indications for VQD-002

While VQD-002 continues in clinical development for solid tumors that overexpress abnormal levels of phosphorylated Akt, we intend to explore, in consultation with our Scientific Advisory Board, management team and other consultants, VQD-002’s potential in the treatment for hematological and other liquid tumors, including leukemia. We intend to continue the preclinical and clinical development of VQD-002 in those indications in which we believe it shows potential.

Clinical Development

The FDA recently accepted an IND that we filed for the clinical development of VQD-002. We expect to begin our clinical trials in the first half of 2006 at the Moffitt Cancer Center at the University of South Florida in the treatment of metastatic colorectal, pancreatic, breast and ovarian tumors, in addition to initiating clinical trials for liquid tumors, elsewhere in the area of leukemia. We expect that each patient enrolled in the clinical trials will have either refractory solid or liquid tumors that have demonstrated abnormal levels of phosphorylated Akt on biopsied tumor samples. The primary objective of this clinical trial will be to confirm the tolerance, safety and determine maximum tolerated dose, of VQD-002. In addition, the trial will also provide pharmacokinetic data, and a better understanding of how VQD-002 impacts on levels of AKT in previously overexpressing tumors. It is expected these clinical trials will take approximately 12 months to complete. Pending the successful completion of these Phase I clinical trials, we anticipate initiating a Phase II clinical trial in the second half of 2007. Prior to initiating the Phase II clinical trial, we will need to apply for approval with the Institutional Review Board and the principal investigator to conduct the study. There may potentially be delays in receiving this approval, such as unforeseen safety issues and dosing issues.

Advantages over Existing Developmental Therapeutics

The planned clinical trials utilizing VQD-002 in patients that have tumors that exhibit abnormal levels of phosphorylated Akt is a strategy that we believe offers significant advantages over classic anticancer therapies. Our research indicates to us that low dose treatment with VQD-002 targets Akt. This “targeted therapy” takes advantage of the biologic differences between cancer cells and healthy cells. Since patients with tumors are pre-selected for these trials that overexpress Akt, this therapy is likely to be effective in a high percentage of patients treated at the appropriate dose and schedule. We expect that this will decrease both the clinical trial regulatory time period, and also the costs associated with such clinical trials, as compared to traditional anticancer products currently in clinical development.

Competition

There is currently no approved Akt inhibitor on the market. Keryx Biopharmaceuticals, Inc. is developing perifosine. Perifosine is an alkylphospholipid that has been shown to inhibit the PI3K/Akt pathway, but research to date has not demonstrated that it directly binds the Akt molecule. Multiple pharmaceutical companies have Akt inhibitors in the early discovery stage of development, including Abbott Laboratories, Astrazeneca, Bristol-Meyers Squibb, Merck & Co., Inc. and Eli Lilly.

Government Regulation

The research, development, testing, manufacturing, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the U.S. and other countries. In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the “FDCA,” and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

Drug Approval Process

None of our drug candidates may be marketed in the U.S. until the drug has received FDA approval. The steps required before a drug may be marketed in the U.S. include:

•	preclinical laboratory tests, animal studies, and formulation studies,

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin,

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication,

•	submission to the FDA of an NDA,

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or “cGMPs,” and

•	FDA review and approval of the NDA.

Preclinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an Institutional Review Board for each institution where the trials will be conducted. Study subjects must sign an informed consent form before participating in a clinical trial. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. There can be no assurance that Phase I, Phase II, or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, the Company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The FDCA permits FDA and the IND sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of an effectiveness claim in an NDA application. This process is known as Special Protocol Assessment, or SPA. These agreements may not be changed after the clinical studies begin, except in limited circumstances.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort, and financial resources. The agencies review the application and may deem it to be inadequate to support the registration and we cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

The FDA has various programs, including fast track, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that provide meaningful benefit over existing treatments. We cannot be sure that any of our drug candidates will qualify for any of these programs, or that, if a drug candidate does qualify, that the review time will be reduced.

Section 505b2 of the FDCA allows the FDA to approve a follow-on drug on the basis of data in the scientific literature or data used by FDA in the approval of other drugs. This procedure potentially makes it easier for generic drug manufacturers to obtain rapid approval of new forms of drugs based on proprietary data of the original drug manufacturer.

Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA may issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions.

After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before we can market our product candidates for additional indications, we must obtain additional approvals from FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. We cannot be sure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

Post-Approval Requirements

Often times, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to: (i) report certain adverse reactions to the FDA, (ii) comply with certain requirements concerning advertising and promotional labeling for their products, and (iii) continue to have quality control and manufacturing procedures conform to cGMP after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market.

Orphan Drug

The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S., Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication.

Non-United States Regulation

Before our products can be marketed outside of the U.S., they are subject to regulatory approval similar to that required in the U.S., although the requirements governing the conduct of clinical trials, including additional clinical trials that may be required, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices may not be approved for such product.

In Europe, marketing authorizations may be submitted at a centralized, a decentralized or national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all EU members’ states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

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

Products and Services

We offer two business lines through our Chiral Quest subsidiary, one in products and one in services in order to provide clients with critical solutions for the efficient manufacturing of chiral products or therapeutic drugs. Its products include bulk chiral catalysts, proprietary building blocks / client-defined targets and a proprietary “Chiral ToolKit”, comprised of a diverse set of chiral ligands that are combined with transition metals to catalyze reactions leading to chiral molecules. Chiral Quest also offers a variety of services covering specialized chiral transformation screening, chiral synthetic or process development support and manufacturing solutions to be delivered on a partnership/contract basis with client firms. Chiral Quest products and services are applicable throughout the full life cycle of a chiral drug, from early lead discovery, through development and in commercialization.

Chiral ToolKit. We currently sell products which represent several of the proprietary families of our chiral ligands to which the Company has exclusive rights. These ligands are sold in research quantities packaged in convenient Chiral ToolKit sets for exclusive use in research applications by client companies. These innovative, patent protected ligands are screened by clients for applications in the manufacture of their chiral molecules. Clients use this screening process to determine which ligands may prove optimal for their chiral commercial manufacturing needs. The sale of research quantities of ligands allows clients to gain initial access to our technology and to independently validate the advantages provided by that technology.

Bulk Ligands and Catalysts. We also sell larger quantities of proprietary chiral ligands and catalysts to which we have exclusive rights, including some that are not included in our Chiral ToolKit. These ligands and catalysts are sold individually to clients in amounts specified by the client according to its research, development or commercial needs. One of our objectives is to provide clients with their required ligands and catalysts, either from our own laboratories or through third parties, for research, clinical and commercial purposes. The use of Chiral Quest’s bulk ligands and catalysts in commercial drug applications will generally require license fees and/or other related payments to us, subject to negotiation.

Customized Synthesis and Process Development Services. We also provide commercial quantity chiral intermediates to pharmaceutical and biotech companies, through our synthesis and product development services. Rapid delivery of the first few kilograms of a developmental product is the often the highest priority of the pharmaceutical process development chemist. The challenge lies in meeting the delivery timelines, while developing a practical process for larger scale manufacture. Chiral Quest chemists have many years of pharmaceutical process development experience and recognize the importance of this dual goal. Our Research and Development (“R&D”) group located near Princeton, NJ has successfully delivered on many multi-step, complex process development projects. In parallel to our process development service, Chiral Quest offers support services for medicinal chemistry and chemical development. These include scaffold and analogue synthesis, analytical method development, impurity and metabolite identification and synthesis. Our goal is to provide a comprehensive chemistry service from early clinical trials, through to full commercial manufacturing.

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

Contract Manufacturing / Supply Chain Management. The product of our process development and kilo-lab service is a technical package ready to tech-transfer to a manufacturing facility. In seamless harmony with R&D and kilo-lab facilities in the U.S., Chiral Quest operates an R&D and kilo-lab facility near Shanghai, China. Our management team includes senior technology leaders from China, who have also had successful professional careers in the U.S. Our physical assets combined with our people, who understand and manage the diversity of cultural issues in China makes Chiral Quest the ideal partner for companies seeking to take advantage of the technical capabilities and low-cost of operating in China. Chiral Quest has managed the tech-transfer of many complex multi-step syntheses to manufacturing partners in China. Our customers benefit from the lower cost, while having full confidence that every detail of the tech-transfer is closely managed by Chiral Quest.

Global Resources. Advanced resources and an experienced team in both New Jersey, U.S. and Jiashan, China enable Chiral Quest to serve a broad range of customers, from virtual bio-tech to the world’s leading multi-national pharmaceutical companies. Chiral Quest’s laboratory in Monmouth Junction, New Jersey provides access to a staff of experienced chemists, enabling rapid solutions to complex chemistry problems and supply of a broad range of products in grams-to-kilo scale. Commercial manufacturing facilities in China, combined with a diverse management team featuring Chinese technology leaders, enable us to offer seamless scalability and technology transfer.

Strategy

Our business strategy is focused on exploiting our asymmetric catalysis technology by:

•	Our goal is to help our customers implement the most cost-effective, efficient and environmentally friendly manufacturing processes using the most advanced catalyst technology.

•	Our business model provides rapid implementation of confidentiality agreements, project reviews and proposal submission, followed by project implementation and delivery.

•	Our intellectual property strategy is flexible and allows the customer access to our technology while avoiding protracted licensing negotiations.

•	Providing screening services necessary to test the selectivity and activity of a broad portfolio of proprietary technologies for client substrates;

•	Granting access to a selection of our ligands through non-exclusive licenses for commercial and research and development purposes;

•	Granting compound-specific exclusive rights to clients whose businesses require commercial use of one or more of our ligands;

•	Developing proprietary process methods for producing chirally pure pharmaceutical ingredients, intermediates and building blocks in exchange for fees, milestone payments and royalties; and

•	Assisting clients in the development of chiral drugs, the development of which has been slowed or halted due to manufacturing inefficiencies, which are amenable to improvements through our technology.

Sales and Marketing

We sell our products and services directly to clients both in the pharmaceutical and fine chemical industries. In September 2004, January 2005 and February 2006, we hired our Director of Global Operations, General Manager, and a Director of Business Development, respectively, who are focused on sales and marketing activities. We intend to hire additional business development and marketing personnel in the near future.

Dependence on Certain Customers

In fiscal 2005, we sold our proprietary products and services to a total of approximately 35 customers. During 2005, we had one customer, a major biopharmaceutical company, which accounted for approximately 64 percent of our total revenues. In 2004, we had two customers, one a major pharmaceuticals company and the other a biotechnology company, that accounted for approximately 34 percent and 26 percent of our revenue, respectively. The loss of these accounts would have a material adverse effect on our business; however, we believe our relationships with these customers are strong.

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

Intellectual Property and License Agreements

License with the Penn State Research Foundation (“PSRF”). We have an exclusive, worldwide license from the PSRF to certain chiral technologies developed by Dr. Zhang. The license agreement has been amended on five occasions, four of which provide us with additional rights, including the rights to new patent applications. The PSRF license agreement grants us rights to any conversions, re-issues, extensions, divisional applications, continuations, continuations in part, and any patents issuing thereon, and any improvements to the licensed patents. Under the license agreement, the PSRF received an equity stake in our Company as partial consideration for the license. The license agreement also obligates us to reimburse the PSRF for its patent expenses relating to the licensed technology.

The PSRF license agreement requires us to use our reasonable best efforts to achieve gross revenue of at least $500,000 in calendar year 2006. Should we fail to obtain this milestone, the PSRF has the right, but not the obligation, to terminate the license agreement on the grounds that we failed to use our best efforts to achieve those milestones.

Additionally, in accordance with the license agreement, the PSRF’S obligation to license to us, at no additional cost, any new technology subsequently discovered by Dr. Zhang and the other researchers at Penn State University (“PSU”) expired on November 8, 2002. Accordingly, if Dr. Zhang develops a new invention that does not constitute an “improvement” on the existing patent rights, then we will have to license the right to such invention from the PSRF.

Our license agreement with PSRF provides us with an exclusive license to 22 United States patent applications filed by the PSRF covering many classes of ligands. The U.S. Patent and Trademark Office ("PTO") has issued  twelve (12) letters of patents in connection with these applications (i.e., U.S. Pat. Nos. 6,380,392, 6,525,210, 6,521,769, 6,337,406, 6,576,772, 6,534,657, 6,653,485, 6,727,377, 6,828,271, 6,855,657, 6,946,569 and 6,969,694). In addition, the PTO has issued notices of allowance on one (1) other application (10/291,232) for which we anticipate a patent being issued in 2006. The remaining nine(9) U.S. patent applications are still pending. Chiral Quest also has rights to international patent applications based on many of the US application filings. National Phase Applications have been filed for twelve (12) international applications (PCT) corresponding to the originally filed U.S. applications.

License with The Cleveland Clinic Foundation (“CCF”). We have an exclusive, worldwide license agreement with CCF for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001. We are obligated to make an annual license maintenance payment of $35,000 until the first commercial sale of VQD-001, at which time we are no longer obligated to pay this maintenance fee. In addition, the license agreement requires us to make payments in an aggregate amount of up to $4.5 million to CCF upon the achievement of certain clinical and regulatory milestones. Should VQD-001 become commercialized, we will be obligated to pay CCF an annual royalty based on net sales of the product. In the event that we sublicense VQD-001 to a third party, we will be obligated to pay CCF a portion of fees and royalties received from the sublicense. We hold the exclusive right to negotiate for a license on any improvements to VQD-001 and have the obligation to use all commercially reasonable efforts to bring SSG to market. We have agreed to prosecute and maintain the patents associated with VQD-001 or provide notice to CCF so that it may so elect. The license agreement shall automatically terminate upon Greenwhich’s bankruptcy and upon the date of the last to expire claim contained in the patents subject to the license agreement. The license agreement may be terminated by CCF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon thirty day’s written notice.

License with the University of South Florida Research Foundation, Inc.(“USF”) We have an exclusive, worldwide license agreement with USF for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-002. Under the terms of the license agreement, we have agreed to sponsor a research project involving VQD-002 in the amount of $25,000 annually for the term of the license agreement.  In addition, the license agreement requires us to make payments in an aggregate amount of up to $5.8 million to USF upon the achievement of certain clinical and regulatory milestones. Should a product incorporating VQD-002 be commercialized, we are obligated to pay to USF an annual royalty based on net sales of the product. In the event that we sublicense VQD-002 to a third party, we are obligated to pay USF a portion of fees and royalties received from the sublicense. We hold a right of first refusal to obtain an exclusive license on any improvements to VQD-002 and have the obligation to use all commercially reasonable efforts to bring VQD-002 to market. We have agreed to prosecute and maintain the patents associated with VQD-002 or provide notice to USF so that it may so elect. The license agreement shall automatically terminate upon Greenwich’s bankruptcy or upon the date of the last to expire claim contained in the patents subject to the license agreement. The license agreement may be terminated by USF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon six month’s written notice.

Employees and Consultants

We currently employ 38 people: Daniel Greenleaf, our President, and Chief Executive Officer, Brian Lenz our Chief Financial Officer, Secretary and Treasurer, Pamela Harris, our Chief Medical Officer, Richard Welter, our Vice President of Corporate Business Development, Michael Cannarsa our General Manager of Chiral Quest, Yaping Hong our Senior Vice President of Global Research and Development, Bing Yu, our Director of Global Operations, 25 full-time chemists, and 6 administrative personnel. We also engage Dr. Xumu Zhang, who serves as our Chief Technology Officer, on a consultancy basis. Additionally, we fund two post-doctoral fellows, under the supervision of Dr. Zhang, pursuant to an agreement with PSU. Of the 39 persons providing services to our Company, either as employees or consultants, 15 hold Ph.D. degrees. As we develop our technology and business, we anticipate the need to hire additional employees, especially employees with expertise in the areas of clinical operations, business development, chemistry, sales and marketing.

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

We commenced operations in October 2000 and, therefore, have only a limited operating history on which you can base an evaluation of our business and prospects. Accordingly, our business prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as drug development, fine chemical, pharmaceutical and biotechnology markets.

Our management anticipates incurring losses for the foreseeable future.

For the year ended December 31, 2005, we had a net loss of $12,834,629 and since our inception in October 2000 through December 31, 2005; we have incurred an aggregate net loss of $20,269,392. As of December 31, 2005, we had total assets of $8,379,303, of which $6,021,399 was cash or cash equivalents. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably.

We will require additional financing in order to complete the development of our products and services and otherwise develop our business operations. Such financing may not be available on acceptable terms, if at all.

Following the completion of our October 2005 private placement, we anticipate that our current capital will be adequate to fund our operations through at least December 31, 2006. However, changes may occur that would consume available capital resources before that time. Our combined capital requirements will depend on numerous factors, including: costs associated with our drug development process, and costs of clinical programs in addition to costs associated to our Chiral Quest’s business which include competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, and the development and regulatory approval progress of our customers’ product candidates into which our technology will be incorporated. Unless we are able to significantly increase our revenues, we will most likely require additional financing by as early as the first quarter 2007 in order to continue operations. The most likely source of such financing includes private placements of our equity or debt securities or bridge loans to us from third party lenders.

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

Our current officers and directors beneficially own or control approximately 20% of our common stock. Individually and in the aggregate, these persons will have significant influence over the management of our business, the election of directors and all matters requiring shareholder approval. In particular, this concentration of ownership may have the effect of facilitating, delaying, deferring or preventing a potential acquisition of our company and may adversely affect the market price of our common stock. Additionally, two members of our Board of Directors are employees of Paramount BioCapital, Inc., or one of its affiliates. Dr. Lindsay A. Rosenwald is the chairman and sole owner of Paramount BioCapital, Inc. and such affiliates. Dr. Rosenwald beneficially owns approximately 7% of our outstanding common stock, and several trusts for the benefit of Dr. Rosenwald and his family beneficially owns approximately 30% of our outstanding common stock. Although Dr. Rosenwald does not have the legal authority to exercise voting power or investment discretion over the shares held by those trusts, he nevertheless may have the ability to exert significant influence over the Company.

Risks Related to Our Drug Development Business

From the rights to we have obtained to develop and commercialize our drug candidates, we will require significant additional financing, which may not be available on acceptable terms and will significantly dilute your ownership of our common stock.

We will not only require additional financing to develop and bring the drug to market. Our future capital requirements will depend on numerous factors, including:

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

Risks Related to Our Chiral Quest Business

Our future success is highly dependent on the continued availability of Dr. Xumu Zhang and other key employees and consultants.

In connection with the continued development of our products and services, we are substantially dependent upon on the continued service of our existing research personnel, including in particular, Xumu Zhang, Ph.D. Dr. Zhang, a professor at PSU, who serves as our Chief Technology Officer and provides essential services to us pursuant to a consulting agreement. Although we maintain a $5 million key-man insurance policy with respect to Dr. Zhang and he has entered into a non-compete agreement with us, the loss of his services would have a material adverse effect on our business. In addition to Dr. Zhang, we employ other research scientists who are also critical to our success. Although these research scientists have entered into confidentiality agreements, most have not entered into noncompete agreements with us. The loss of one or more of our research personnel could prevent or delay the ongoing development of our products and services, which would materially and adversely affect our business.

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

We are dependent on a few customers.

In fiscal 2005, we sold our proprietary products and services to a total of approximately 35 customers. During 2005, we had one customer, a major biopharmaceutical company, which accounted for approximately 64 percent of our total revenues. In 2004, we had two customers, one a major pharmaceuticals company and the other a biotechnology company, that accounted for approximately 34 percent and 26 percent of our revenue, respectively. The loss of these accounts would have a material adverse effect on our business.

We are dependent on a few vendors.

The Company had one vendor who accounted for approximately 45% of the total cost of sales and inventory purchases for the year ended December 31, 2005.

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

Risks Relating to Our Chiral Industry

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

In addition to the technologies that we develop, we will rely heavily on technologies that we license from other companies or institutions. We may not be able to license technologies that we need in the future or we may be unable to license such technologies on a commercially reasonable basis. Although our license agreement with the PSRF provides that we are entitled to use any “improvements” subsequently made to the technologies we currently license, the PSRF has no obligation to license any “new” technologies discovered by Dr. Zhang and researchers at PSU. If we are unable to license the technologies we need in the future, or to license or otherwise acquire such technologies on commercially reasonable terms, we may experience increased costs (and, therefore, reduced profits) or be unable to engage in certain activities that require those technologies. Accordingly, failure to license the technologies we need in the future or otherwise acquire such technologies on commercially reasonable terms could have a material adverse effect on our business operations.

Our success will depend on our ability to protect our proprietary technology.

Our rights to a substantial portion of our technology are as the exclusive licensee to several United States patents and a number of United States and foreign pending patent applications held by the PSRF, including the ligands that comprise our Chiral ToolKit. These patents and patent applications are based primarily upon the work of Dr. Zhang, our CTO, who is also an associate professor at the PSU. Our success will depend largely on our ability, and the ability of our licensors and licensees, to obtain patents for their technologies and products, if any, resulting from the application of such technologies, defend patents once obtained, and maintain trade secrets.

If we are unable to protect our intellectual property, or incur significant expense in doing so, our business, operating results and financial condition may be materially adversely affected. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive.

Our success and ability to compete are substantially dependent upon our internally developed products and services, which we currently protect through the use of United States and foreign patents. To the extent such products and services are not patentable; we will rely on trade secret protection. As with other knowledge-based products, however, our patent positions rest on complex factual and legal issues that are not entirely resolved and there can be no assurance that the patents utilized by us will adequately protect our proprietary products and services. Although we have taken steps to protect our unpatented trade secrets and know-how, in part through the control of access to such information and through the use of confidentiality agreements with our employees, consultants and certain of our contractors, customers and potential customers, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed or discovered by competitors. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We anticipate that policing unauthorized use of our products will be difficult, and we cannot be certain that the steps we intend to take to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, will be successful. Other companies may also independently develop substantially equivalent information.

Foreign laws may not afford us sufficient protection for our intellectual property rights and, in certain cases; we may not seek patent protection outside the United States.

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

We anticipate that other patents that we license or may license in the future will be increasingly subject to infringement claims due to the rapid development of chiral chemistry and competitors in our industry. In fact, one potential competitor, Solvias, AG, based in Basel, Switzerland, notified us in July 23, 2002, of its claim that one of the patented ligands we license from the PSRF infringes on a patent that Solvias licenses from BASF Group, AG. Some of our other competitors or our potential competitors may have filed or intend to file patent applications that may make claims that conflict with the claims of the patents that we license. We cannot be certain that these competitors or other third parties will not assert infringement claims against us with respect to our products and technology. Any infringement claim, including Solvias’ claim, regardless of its merit, could be time-consuming and expensive to defend. Such claims may also require us to enter into royalty or licensing agreements in order to continue using the disputed technology. In the event we could not afford to defend our company against an infringement claim or are not able to enter into a license or royalty agreement on commercially favorable terms, or at all, we may be required to abandon the technology that is subject to such claims.

ITEM 2.      LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 3.     DESCRIPTION OF PROPERTY

We lease office and laboratory space in Basking Ridge, New Jersey; Monmouth Junction, New Jersey; and in the People’s Republic of China, as summarized below:

Basking Ridge, New Jersey. We entered into a lease agreement effective June 15, 2005 for our principal executive offices located in Basking Ridge, New Jersey. This facility consists of approximately 2,000 square feet of office space. Pursuant to the lease agreement, we pay approximately $4,000 per month for rent. Our total lease commitment of approximately $152,000 for rent, utilities and maintenance fees expires in September 30, 2008.

Monmouth Junction, New Jersey. We occupy approximately 9,000 square feet of mostly laboratory space, and office space, for our principal Chiral Quest business located in Monmouth Junction, New Jersey. We currently occupy this facility pursuant to a May 2003 lease agreement, to which we pay approximately $17,000 per month for rent, and approximately $6,000 for utilities and maintenance fees. The May 2003 lease provided for a 3-year term, which initially expired in May 2006. In January 2006, we amended the lease agreement to extend our lease term to May 31, 2009. Pursuant to this amendment, effective June 1, 2006, our base rent will be $19,439 per month. Upon six months prior written notice to the landlord, we will have a one time option, without penalty, to terminate this lease effective as of May 31, 2008.

The People’s Republic of China. Pursuant to an agreement effective December 15, 2004, with the Science and Technology Bureau of Jiashan County (“Jiashan”) in Zhejiang Province of the People’s Republic of China, we have agreed to lease a total of 4,000 square meters of laboratory space in an industrial park near Shanghai, 50 percent of which we began occupying in 2005. Pursuant to our agreement with Jiashan, although we are not required to pay rent during the initial 3-years of the lease, we will pay a maintenance fee of up to $4,500 per month, which is comprised of maintenance and management fees. Following the initial 3-year term, we may, at our sole discretion, either continue leasing the space for annual rent of no more than $60,000 (at approximate conversion rate as of December 31, 2004) or to purchase the facility on commercially reasonable terms. We have no financial obligation pursuant to the lease agreement after the end of the three year term. We were also granted the option to purchase in the next three years approximately 33 acres of land adjacent to the industrial park. For purposes of entering into the lease, we established a wholly owned subsidiary organized under the laws of Hong Kong, known as Chiral Quest Ltd., which in turn will be the sole shareholder of a subsidiary in the People’s Republic of China, Chiral Quest (Jiashan) Ltd.

We believe our existing facilities, as described above, are adequate to meet our needs through the year ending December 31, 2006.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a Special Meeting of Stockholders on October 6, 2005 at the Hyatt Regency, 102 Carnegie Center, Princeton, New Jersey. The stockholders took the following actions:

(1) The stockholders adopted and approved a proposal to reincorporate the Company under the laws of the State of Delaware. A total of 10,634,726 votes were cast for the proposal; 23,755 votes were cast against the proposal; 580 votes abstained; and there were no broker non-votes.

(2) The stockholders adopted and approved an amendment to our charter increasing the number of shares of authorized common stock to 100 million and to fix a number of authorized shares of preferred stock at 10 million. A total of 10,555,739 votes were cast for the proposal; 95,669 votes were cast against the proposal; 7,653 votes abstained; and there were no broker non-votes.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Since August 27, 2004 our common stock has traded on the OTC Bulletin Board under the symbol “VQPH.OB.” Prior to that, our common stock traded on the OTC Bulletin Board under the symbol “CQST.OB.” The following table lists the high and low bid price for our common stock as quoted, in U.S. dollars, by the OTC Bulletin Board during each quarter within the last fiscal year. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2004	$2.48	$1.50
June 30, 2004	$1.76	$0.80
September 30, 2004	$1.25	$0.77
December 31, 2004	$1.35	$0.77
March 31, 2005	$0.99	$0.60
June 30, 2005	$0.70	$0.70
September 30, 2005	$1.15	$1.05
December 31, 2005	$0.76	$0.70

Record Holders

The number of registered holders of record of our common stock as of March 20, 2006 was 1,620.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Stock Re-Purchases

We did not make any re-purchases of shares of our common stock during the fourth quarter of fiscal 2005 and we do not currently have any publicly-announced repurchase plans in effect.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS.

Overview

We operate two distinct business units - drug development and chiral products and services. Since our inception in October 2000, we have focused our efforts and resources primarily on our chiral products and services, especially the development of asymmetric catalysis technology. Through our chiral products and services business, we develop chemical catalysts and other products used in the synthesis of desired isomers of chiral molecules. Our primary intellectual property relating to our chiral business consist of a series of patents and related items to which we hold an exclusive, worldwide license from the Pennsylvania State Research Foundation (“PSRF”), the technology development arm of the Pennsylvania State University (“PSU”). Our license from PSRF covers certain inventions discovered by our Chief Technology Officer (“CTO”) prior to November 8, 2002.

In August 2004, we determined to expand our business model to also include the acquisition, development and commercialization of therapeutic drug compounds. Accordingly, we restructured our operations by contributing all of our operating assets relating to our chiral products and services business, which has been our historical business since inception, to a wholly-owned subsidiary that was subsequently renamed Chiral Quest, Inc. In addition, we changed our name to VioQuest Pharmaceuticals, Inc. and formed a new subsidiary to focus on drug development. In October 2005, to further our drug development business, we acquired Greenwich Therapeutics, Inc., a privately-held New York biotechnology company with exclusive license rights to development and commercialize two oncology drug candidates known as sodium stibogluconate, or “SSG” (“VQD-001”) and triciribine-phosphate, or “TCN-P” (“VQD-002”). Both of these drug candidates are in early stages of development and cannot be sold until we have obtained the approval of the U.S. Food and Drug Administration, or a comparable regulatory body in foreign countries.

Since inception, we have incurred a cumulative deficit of $20,269,392, and cash used in operating activities totaled $3,741,854 for the year ended December 31, 2005. We expect our operating losses to increase over the next several years, primarily related to our drug development and costs associated with clinical programs, milestone payments to both the Cleveland Clinic Foundation and the University of South Florida for the development of VQD-001 and VQD-002, respectively, in addition to providing capital to our Chiral Quest subsidiary in efforts to expand our sales and marketing resources, manufacturing capabilities, research and development programs, and the hiring of additional chemists.

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

Since our inception, we have generated sales but not yet generated any net profits. Our management believes that our sales and marketing capabilities, manufacturing expansions, progress of our research and development (“R&D”) programs’ technological advances, the status of competitors, and our ability to establish sales arrangements with new customers will need to grow in order for us to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. We believe that our manufacturing capacity will be enhanced with our laboratory space located in Monmouth Junction, New Jersey that was leased in June 2003, in addition to the laboratory space that was leased in December 2004, located in Jiashan, China.

Results of Operations - Years Ended December 31, 2005 vs. 2004

Our revenues for the year ended December 31, 2005 were $3,804,654 as compared to $1,485,148 for the year ended December 31, 2004. For the year ended December 31, 2005, approximately 85% of total revenue was derived from customized process development services, 11% of total revenues were derived from the sales of our proprietary technology consisting of ligands, catalysts, building blocks, and approximately 4% of total revenues were derived from option fee income, feasibility screening sales, and other services sales provided to pharmaceutical and fine chemical companies worldwide. The overall increase in 2005 revenue is attributable primarily from a four fold increase from 2004 revenue from customized process development services. We continue to anticipate that sales of our proprietary ligands, catalysts, building blocks, and customized process development services will contribute to a greater percentage of revenues as we have expanded our manufacturing capacity to commercial scale during 2005.

Our gross profit of 36% for the year ended December 31, 2005, decreased from 44% for the year ended December 31, 2004, as a result of a greater percentage of 2005 revenues being attributed to customized process development services, as compared to 2004 revenues consisting of a greater percentage of our proprietary ligands, and catalysts yielding higher margins for the year ended December 31, 2004.

Cost of goods sold for the year ended December 31, 2005 were $2,427,456 as compared to $837,653 for the year ended December 31, 2004. The increase in cost of goods sold is attributed to increased sales, raw material costs, outsourcing materials and labor costs, in addition to the allocation of direct labor and overhead expenses to finished goods. Direct labor costs and overhead expenses were allocated from compensation and rent expenses as part of the overall general operating expenses.

Management and consulting expenses for the year ended December 31, 2005 were $631,128 as compared to $626,709 for the year ended December 31, 2004. Management and consulting expenses consist of scientific advisory board fees, consulting fees related to the consultant agreement with our CTO, effective May 15, 2003, which required us to make payments of $10,000 per month. Management and consulting fees also consists of approximately $73,000 of stock option charges for the year ended December 31, 2005, resulting from the fair value of options issued to consultants, and scientific advisory board members granted during the second, third and fourth quarters of 2003 accounted for under variable accounting. Management and consulting fees also consists of a one-time charge of $190,000 during the third quarter of 2005, from the Company awarding 200,000 restricted shares of its common stock to a consultant.

In-process research and development costs of $7,975,218 are attributed to the acquisition of Greenwich Therapeutics, Inc. in October 2005. The acquisition costs are comprised of: $5,995,077 related to the calculated value of 8,564,395 shares of the Company’s common stock issued to Greenwich Therapeutics’ shareholders valued at $.70 per share ($.70 per share value was based upon the average stock price of the Company’s common stock a few days before and a few days subsequent to the July 7, 2005 definitive merger agreement announcement), $986,039 related to the calculated value of 2,000,000 warrants issued to Greenwich Therapeutics’ shareholders using the Black-Scholes stock option pricing model, $823,869 of debt the Company assumed as part of the merger of Greenwich Therapeutics which is comprised of license fees and legal fees incurred by Greenwich Therapeutics, in addition to $170,234 of legal, audit, and consultant’s fees charged for a fairness opinion as part of the valuation analysis of the merger with Greenwich Therapeutics.

Our Research and Development (“R&D”) expenses for the year ended December 31, 2005 were $1,418,668 as compared to $1,526,561 during the year ended December 31, 2004. The decrease is primarily attributed to the Company transitioning its focus from an R&D facility to large scale kilogram production of its proprietary technology for sale in commercial size kilogram quantities during 2005. R&D costs also decreased as a result of the Company reducing the number of post doctorates it sponsors at PSU, from four to two during the fourth quarter of 2005. The post doctorates develop reports on our technological feasibility of our proprietary technology in addition to preparing sample batches for analysis in the Monmouth Junction, New Jersey office. Also included in R&D are the purchases of additional laboratory materials and supplies such as chemicals, solvents, and glassware utilized as part of the facility’s test pilot programs used for the formulation and analyzing our proprietary products during 2005 and 2004, to determine their technological feasibility and to further develop and enhance our R&D processes to determine the Company’s manufacturing capabilities. The agreement with PSU required us to fund services of two post-doctorate fellows who, under the supervision of the CTO, conduct research and provide research quantities of chiral ligands to us. This agreement has been extended to April 14, 2006. The approximate obligation payable by us for the remaining period from January 1, 2006 through the end of the agreement dated April 14, 2006 is approximately $31,000. From October 2002 through December 31, 2005, the Company has paid and incurred expenses of approximately $872,000 pursuant to the agreement. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. In addition, during 2005, we expanded our China laboratory facility, which also enabled us to determine the technological feasibility of our proprietary ligands and catalysts for use in various applications. In connection with the facility’s expansion, numerous lab supplies and chemicals were purchased. Following our acquisition of VQD-001 and VQD-002 in October 2005, we expect our R&D expenditures to significantly increase during the Company’s fiscal year 2006, as a result of development of our drug compounds, including manufacturing costs and expenditures related to our clinical trials.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2005 were $4,199,271 as compared to $2,377,021 for the year ended December 31, 2004. This increase in SG&A expenses was due in part by the increased number of senior executive employees, and associated recruiting costs, during 2005 for our drug development subsidiary. In addition, SG&A increased due to the hiring of several laboratory chemists to work at the newly expanded laboratory facility in China, and at our facility in Monmouth Junction, New Jersey. SG&A also increased as a result of higher rent expense for the Monmouth Junction, New Jersey facility due to laboratory expansions, in addition to costs associated to opening the Basking Ridge, New Jersey facility and increased rent expense, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

Depreciation and amortization expenses for the year ended December 31, 2005 were $266,510 as compared to $179,034 for the year ended December 31, 2004. This increase is attributed to depreciation and amortization expenses related to fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the newly expanded leased facility in China and the leased facility in New Jersey.

Interest income for the year ended December 31, 2005 was $42,552 as compared to $38,272 for the year ended December 31, 2004. The increase in interest income was caused by higher cash reserves resulting from the private placement of our common stock during October 2005.

Income tax benefit for the year ended December 31, 2005 was attributed to the sale of the Company’s New Jersey net operating loss carryforwards for the years ended December 31, 2004 and 2003.

Our net loss for the year ended December 31, 2005 was $12,834,629 as compared to $4,023,558 for the year ended December 31, 2004. The increased net loss in 2005 was principally a result of the in-process research and development costs of $7,975,218 resulting from our acquisition of Greenwich Therapeutics, Inc., in October 2005. Additionally, the increased net loss in 2005 from 2004 also resulted from higher SG&A expenses from the hiring of senior executives for our drug development business and associated recruiting costs, marketing and advertising expenses, travel expenses for new business development opportunities, costs associated with the expansion of our China facility, as well as increased legal and accounting expenses associated in reporting as a public company. We expect losses to continue and increase in the next year as we expand our drug development program, which include clinical program costs, milestone payments to both the Cleveland Clinic Foundation and the University of South Florida for the development of VQD-001 and VQD-002 respectively, in addition to providing sales and marketing, and R&D resources to our Chiral Quest subsidiary. Our net loss was offset by $236,416 which pertains to the sale of our New Jersey net operating losses from 2004 and 2003.

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

Cost of goods sold for the year ended December 31, 2004 was $837,653 as compared to $196,045 during the year ended December 31, 2003. The increase of cost of goods sold is attributed to increased sales, associated manufacturing costs of scaling operations to a commercialized level, in addition to the allocation of direct labor and overhead expenses to finished goods. These expenses were allocated from compensation and rent expenses as part of the overall general operating expenses.

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

Our Research and Development (“R&D”) expenses for the year ended December 31, 2004 were $1,526,561 as compared to $639,426 during the year ended December 31, 2003. This increase resulted primarily from the R&D costs associated to preparing and analyzing several test pilot programs of our proprietary technology related to the Company’s developmental manufacturing processes and commercial scale up capabilities to satisfy manufacturing requirements. The R&D costs include the sponsoring of four post doctorates at PSU to develop reports on our technological feasibility of our proprietary technology in addition to preparing sample batches for analysis in the Monmouth Junction, NJ office. Also included in R&D are the purchases of additional laboratory materials and supplies such as chemicals, solvents, glassware used as part of the facility’s test pilot programs used for the formulation and analyzing of our proprietary products during 2004 to determine their technological feasibility and to further develop and enhance our research and development processes to determine the Company’s manufacturing capabilities. The agreement with PSU required us to fund services of four post-doctorate fellows who, under the supervision of the CTO, conduct research and provide research quantities of chiral ligands to us. This agreement has been extended to April 14, 2005. The approximate obligation payable by us for the remaining period from January 1, 2005 through the end of the agreement dated April 14, 2005 is approximately $98,000. From October 2002 through December 31, 2004, the Company has paid and incurred expenses of approximately $596,000 pursuant to the agreement. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. In addition, during the first and second quarters of 2004, we expanded our laboratory facility in New Jersey, which enabled us to commercialize our proprietary ligands and catalysts. In connection with the facility’s expansion, numerous lab supplies and chemicals were purchased. Accordingly, we incurred significant R&D expenses in the first and second quarters due to the laboratory expansions of the New Jersey facility, along with the increased costs of using the facility and chemists at PSU.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2004 were $2,377,021 as compared to $1,415,182 during the year ended December 31, 2003. This increase in SG&A expenses was due in part by the resignation of our CEO in April 2004, of which we incurred $375,000 in severance costs in 2004. In addition, SG&A increased due to the hiring of several laboratory chemists to work at the newly expanded laboratory facility in New Jersey. SG&A also increased as a result of the reporting obligations as a public company, increased rent expense for the Monmouth Junction, New Jersey facility due to laboratory expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees such as insurance and employer payroll taxes.

Depreciation and amortization expenses for the year ended December 31, 2004 were $179,034 as compared to $86,325 during the year ended December 31, 2003. This increase is attributed to depreciation and amortization expenses related to fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the newly expanded leased facility in New Jersey.

Interest expense for the year ended December 31, 2004 was $0 as compared to $2,809 during the year ended December 31, 2003. Interest expense for the year ended December 31, 2003 is attributed to the promissory notes issued between July 2002 through February 2003 owed to Paramount BioCapital (See Note 13 of the Company’s accompanying notes to the consolidated financial statements), which were fully paid and discharged in February 2003.

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

Liquidity and Capital Resources

As of December 31, 2005, we had working capital of $4,883,142 and cash and cash equivalents of $6,021,399.

Our net cash used in operating activities for the year ended 2005 was $3,741,854 and our net loss of $12,834,629 was offset by $7,975,218, a non-cash charge of in-process research and development costs related to the merger of Greenwich Therapeutics, an increase in accounts payable and accrued expenses of $832,289 and $380,270, respectively, as a result of the Company conserving cash at year end, offset by a decrease in deferred revenue of $523,842, resulting from prepayments provided by customers in 2004, and the Company subsequently shipping products and providing services to those customers during 2005, stock-based compensation to scientific advisory board members of $170,077 and $190,000 pertaining to restricted shares of the Company’s common stock issued to a consultant during the third quarter of 2005, depreciation and amortization of fixed assets and intellectual property of $266,510. Operating activities also included a decrease in accounts receivable of $90,890, increases in inventory of $265,011 and security deposits of $38,819. Net cash used in the Company’s operating activities as a result of the Company’s net loss, also include additional employees hired during 2005, primarily senior executives for our drug development subsidiary, chemists for our Chiral Quest subsidiary, in addition to costs associated with the expansion of our China facility’s purchases for laboratory and office supplies.

Our net cash used in investing activities for the year ended 2005 was $785,703. Investing activities expenditures consisted principally of legal, audit and consultant fees of $170,234 related to the Greenwich Therapeutic’s merger, purchases of property, equipment, and leasehold improvements of $506,377, which was principally attributed to the China laboratory and office expansion, in addition to the Basking Ridge, New Jersey office opening, and payments for increased patent filings, and defense costs pertaining to our chiral proprietary intellectual property rights of $109,092.

Our net cash provided by financing activities for the year ended 2005 was $7,483,409. Financing activities consisted of $7,748,032 received as a result of our October 2005 private placement of approximately 8.4 million shares of our common stock at a price per share of $.75, net of $636,949 of costs associated to the agreement with Paramount BioCapital our placement agent. As a result of completing this financing, the Company was obligated to repay to Paramount BioCapital from costs incurred through Greenwich Therapeutics of $264,623, or approximately one-third of the debt incurred as part of the merger with Greenwich Therapeutics.

Financings.

On February 25, 2004, we completed a private placement of our securities to accredited investors that resulted in gross proceeds of approximately $7.2 million. Investors in the private placement purchased an aggregate of approximately 4.8 million shares of our common stock at a price per share of $1.50 and received 5-year warrants to purchase one share of common stock at $1.65 per share for every two common shares purchased in the offering (a total of 2.4 million warrants). In connection with this offering, we paid an aggregate of $500,000 in selling agent commissions, of which Paramount BioCapital, Inc. (See Note 13 of the Company’s accompanying notes to the consolidated financial statements), received $300,000. Net proceeds to the Company, after deducting commissions and other expenses relating to the private placement, were approximately $6.7 million.

On October 18, 2005, we sold 11,179,975 shares of our common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of common stock, the investors also received 5-year warrants to purchase an aggregate of 4,471,975 shares at an exercise price of $1.00 per share. In connection with the private placement, we paid an aggregate of approximately $587,000 in commissions to Paramount BioCapital, Inc. (See Note 13 of the Company’s accompanying notes to the consolidated financial statements), which served as the placement agent in connection with the offering, together with an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share. Net proceeds to us after deducting placement agent fees and other expenses relating to the private placement were approximately $7.5 million.

Current and Future Financing Needs. We have incurred negative cash flow from operations since we started business. We have spent, and expect to continue to spend, substantial amount in connection with executing our business strategy, including our planned development efforts relating to our drug candidates, our clinical trials, and our research and development efforts. Given the current and desired timelines of the clinical development of our two drug candidates, over the next 12 months we estimate that we will need approximately $2.5 million in order to fund our drug development activities. This amount includes $135,000 relating to milestone payments that we expect to provide to the Cleveland Clinic Foundation and the University of South Florida, in addition to costs associated to three Phase I clinical trials, (solid tumor trial for VQD-001 and solid and liquid tumor trials for VQD-002), such as manufacturing costs for our drug candidates, patient costs and Clinical Research Organization costs pertaining to our drug development programs.

Management anticipates that the Company’s capital resources will be adequate to fund its operations through the fourth quarter of 2006, assuming the Company achieves expected increases in revenue. If the Company is unable to increase revenues as expected, however, additional financing will be required during 2006 in order to fund operations. The most likely source of financing includes the private sale of our equity or debt securities or bridge loans to the Company from third party lenders. However, changes may occur that would consume available capital resources before that time. Our working capital requirements will depend upon numerous factors, including without limitation to the progress of our drug development and clinical programs, and milestone payments to both the Cleveland Clinic Foundation and the University of South Florida for the development of VQD-001 and VQD-002, respectively, and manufacturing costs, regulatory approvals, in addition to the resources we devote to our chiral subsidiary’s sales and marketing capabilities, manufacturing expansions, progress of our R&D programs technological advances, the status of competitors, and our ability to establish sales arrangements with new customers. Working capital will also be affected by the China facility expansion of office and laboratory space lease agreements that were entered into during 2004, along with the hiring of additional employees. Our management believes that by opening a facility in China to produce non-proprietary chemical building blocks and related compounds, we will be able to significantly decrease our manufacturing costs and expenses, which will enable us to cost-effectively produce our ligands and end products and make our products substantially more competitive and even more attractive to current and potential customers.

Contractual Obligations

License with The Cleveland Clinic Foundation (“CCF”). We have an exclusive, worldwide license agreement with CCF for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001. We are obligated to make an annual license maintenance payment of $35,000 until the first commercial sale of VQD-001, at which time we are no longer obligated to pay this maintenance fee. In addition, the license agreement requires us to make payments in an aggregate amount of up to $4.5 million to CCF upon the achievement of certain clinical and regulatory milestones. Should VQD-001 become commercialized, we will be obligated to pay CCF an annual royalty based on net sales of the product. In the event that we sublicense VQD-001 to a third party, we will be obligated to pay CCF a portion of fees and royalties received from the sublicense. We hold the exclusive right to negotiate for a license on any improvements to VQD-001 and have the obligation to use all commercially reasonable efforts to bring SSG to market. We have agreed to prosecute and maintain the patents associated with VQD-001 or provide notice to CCF so that it may so elect. The license agreement shall automatically terminate upon Greenwich’s bankruptcy and upon the date of the last to expire claim contained in the patents subject to the license agreement. The license agreement may be terminated by CCF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon thirty day’s written notice.

License with the University of South Florida Research Foundation, Inc.(“USF”) We have an exclusive, worldwide license agreement with USF for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-002. Under the terms of the license agreement, we have agreed to sponsor a research project involving VQD-002 in the amount of $25,000 annually for the term of the license agreement.  In addition, the license agreement requires us to make payments in an aggregate amount of up to $5.8 million to USF upon the achievement of certain clinical and regulatory milestones. Should a product incorporating VQD-002 be commercialized, we are obligated to pay to USF an annual royalty based on net sales of the product. In the event that we sublicense VQD-002 to a third party, we are obligated to pay USF a portion of fees and royalties received from the sublicense. We hold a right of first refusal to obtain an exclusive license on any improvements to VQD-002 and have the obligation to use all commercially reasonable efforts to bring VQD-002 to market. We have agreed to prosecute and maintain the patents associated with VQD-002 or provide notice to USF so that it may so elect. The license agreement shall automatically terminate upon Greenwhich’s bankruptcy or upon the date of the last to expire claim contained in the patents subject to the license agreement. The license agreement may be terminated by USF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon six month’s written notice.

Critical Accounting Policies and Estimates

Impairment of Long Lived Assets

The Company evaluates the recoverability of its long-lived assets, property and equipment and amortizable intangible assets, where indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Property and equipment and intangible assets that are subject to depreciation and amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. For the years ended December 31, 2005 and 2004, the Company determined that impairment to its long-lived assets did not occur. Accordingly, no material impairment loss was recorded for the years ended December 31, 2005 and 2004. Management has determined based upon the useful lives of its intellectual property rights the future economic benefits exceed their carrying costs.

Revenue Recognition

Revenues are comprised principally of four main components: (1) the licensing of PSRF’s technology, (2) the sale of proprietary ligands and catalysts, (3) feasibility screening, and (4) custom contract synthesis development services. In determining net revenues, the Company recognizes revenues based upon shipments and the invoicing of its products and services. For the year ended December 31, 2005, the majority of our revenue was derived from customized process synthesis development services accounting for 85% of sales, sales of our catalysts and ligands and building blocks accounting for 11% of sales, and feasibility screening reports and license fee income accounting for 4% in total, provided to our customers. For the year ended December 31, 2004, approximately 8% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property and 92% of total revenue was derived from customized process synthesis development services, sales of our catalysts and ligands, and feasibility screening reports provided to our customers. For the year ended December 31, 2003, approximately 80% of total revenue was derived from sales of our ligands, feasibility screening and customized process development services sold to our customers and 20% of total revenue was derived from the amortization of option fee income pertaining to the licensing of our intellectual property. For the year ended December 31, 2002, approximately 85% of total revenue was derived from the amortization of option fee income and 15% of total revenue was comprised of sales or our ligands. Revenues as they relate to the licensing of the Company's rights to PSRF's intellectual property are recognized over the applicable license periods. The Company assumes the financial risks related to these revenues by financing the research and development of PSRF's technology as well as the defense of PSRF's patents. Deferred revenue in the accompanying consolidated balance sheets represents amounts prepaid by customers to the Company for services to be performed and products to be delivered at a subsequent date. These deferred amounts will be recognized as revenue when earned. Revenues as they relate to the sale of manufactured proprietary ligands and catalysts are recognized upon the shipment of the ligands to the customer. Revenues as they relate to feasibility screening are recognized upon the completion of project reports and investigational studies. Revenues as they relate to custom contract synthesis development services are recognized upon the shipment of finished products.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as that term is defined by applicable SEC regulation.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R “Accounting for Stock-Based Compensation.” SFAS 123R establishes standards for the accounting for transactions in which; an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments, including employee stock options, be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R shall be effective for the Company as of the beginning of the first quarter 2006 The Company is evaluating the impact of this pronouncement and its affects on our financial statements. We believe the adoption of SFAS 123R will increase compensation expense as compared to amounts disclosed in our prior historical financial statements.

ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS

For a list of the consolidated financial statements filed as part of this report, see the Index to Consolidated Financial Statements beginning at Page F-1 of this annual report.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of Internal Controls

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.

Changes in Internal Controls

During the second and third quarters of 2005, J.H. Cohn LLP, our independent registered public accounting firm reported to management and the Audit Committee a material weakness in our process for the financial statement recording and disclosures of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure. Stock options that we have granted to non-employee consultants should have been accounted for under variable accounting and we have corrected the accounting for these stock options as of the third quarter of 2005. The changes that would have resulted in the financial statements for all prior periods through June 30, 2005 were deemed immaterial. Subsequent to the second quarter 2005, we have valued the options issued to non-employee consultants under variable accounting. We disclosed the existence of this material weakness in our Quarterly Report for the quarter ended September 30, 2005.

As a result of the material weakness discussed above, we implemented a change in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2005. Specifically, we have instituted additional procedures in the review process for the financial statement recording and disclosures of options in order to remediate this issue. Additionally, we engaged a public accounting firm separate and unrelated to our independent registered public accounting firm, to consult with from time to time concerning the appropriate accounting treatment of such stock options, as well as other accounting matters. We have also increased our emphasis on continuing education for our accounting personnel and increase our emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles pertaining to stock options. We believe these enhancements to our system of internal control and our disclosure controls and procedures are adequate to provide reasonable assurance that our internal controls are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information in response to this Item is incorporated herein by reference to our 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 10.	EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to our 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference to our 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to our 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 13.	EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated July 1, 2005 by and among the Company, VQ Acquisition Corp. and Greenwich Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-QSB filed November 14, 2005).

2.2
First Amendment to Agreement and Plan of Merger dated August 19, 2005 by and among the Company, VQ Acquisition Corp. and Greenwich Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-QSB filed November 14, 2005).

2.3
Agreement and Plan of Merger dated October 14, 2005 by and between VioQuest Pharmaceuticals, Inc. and VioQuest Delaware, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 20, 2005).

3.1	Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 20, 2005).
3.2	Bylaws, as amended to date (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003).
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
4.6
Form of Common Stock Purchase Warrant issued in connection with the October 2005 private placement (incorporated by reference to Exhibit 4.1 of the Registrant’s Form SB-2 filed November 17, 2005 (File No. 333-129782)).

4.7
Form of Common Stock Purchase Warrant issued to placement agents in connection with the October 2005 private placement (incorporated by reference to Exhibit 4.2 of the Registrant’s Form SB-2 filed November 17, 2005 (File No. 333-129782)).

4.8
Form of Common Stock Purchase Warrant issued in connection with the October 2005 acquisition of Greenwich Therapeutics, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Form SB-2 filed November 17, 2005 (File No. 333-129782)).

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
10.4
Employment Agreement dated February 1, 2005 between the Company and Daniel Greenleaf (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.5	Separation Agreement between the Registrant and Ronald Brandt dated April 4, 2005.
10.6
License Agreement dated February 8, 2005 by and between Greenwich Therapeutics, Inc. and The Cleveland Clinic Foundation (incorporated by reference to Exhibit 10.6 of the Registrant’s Form SB-2 filed November 17, 2005 (File No. 333-129782)).++

10.7
License Agreement dated April 19, 2005 by and between Greenwich Therapeutics, Inc. and the University of South Florida Research Foundation, Inc. ((incorporated by reference to Exhibit 10.7 of the Registrant’s Form SB-2 filed November 17, 2005 (File No. 333-129782)).++

10.8	Letter Agreement between the Company and Pamela Harris dated February 15, 2006.
10.9	Form of Subscription Agreement issued in connection with the October 2005 private placement.
23.1	Consent of J.H. Cohn LLP.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information in response to this Item is incorporated herein by reference to our 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, VioQuest Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2006.

VIOQUEST PHARMACEUTICALS, INC.

By:	/s/ Daniel Greenleaf

Name: Daniel Greenleaf Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of VioQuest Pharmaceuticals, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Greenleaf	President & Chief Executive Officer and Director	March 20, 2006
Daniel Greenleaf

/s/ Brian Lenz	Chief Financial Officer, Secretary and Treasurer	March 20, 2006
Brian Lenz

/s/ Vincent M. Aita	Director	March 20, 2006
Vincent M. Aita

/s/ Johnson Y. N. Lau	Director	March 20, 2006
Johnson Y. N. Lau

/s/ Stephen C. Rocamboli	Director	March 20, 2006
Stephen C. Rocamboli

/s/ Stephen A. Roth	Director	March 21, 2006
Stephen A. Roth

/s/ Michael Weiser	Director	March 20, 2006
Michael Weiser

/s/ Xumu Zhang	Director	March 20, 2006
Xumu Zhang

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VioQuest Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of VioQuest Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VioQuest Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2005 and 2004, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $12,834,629 and used $3,741,854 of cash in operating activities during the year ended December 31, 2005 and, as of that date, it had an accumulated deficit of $20,269,392. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/J.H. Cohn LLP

Roseland, New Jersey
March 11, 2006

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,021,399	$3,065,547
Accounts receivable	227,695	318,585
Inventory	625,158	360,147
Other current assets	49,184	64,377
Total Current Assets	6,923,436	3,808,656

PROPERTY AND EQUIPMENT, NET	757,151	493,632
SECURITY DEPOSITS	69,819	31,000
INTELLECTUAL PROPERTY RIGHTS, NET	628,897	543,453
TOTAL ASSETS	$8,379,303	$4,876,741

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,135,681	$303,392
Accrued compensation and related taxes	480,000	50,000
Accrued expenses	119,990	169,715
Note payable - Paramount BioCapital (See Note 13)	264,623	—
Deferred revenue	40,000	563,842
TOTAL LIABILITIES	2,040,294	1,086,949

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock; $0.001 and $0.01 par value: 100,000,000 and 50,000,000 shares authorized at December 31, 2005 and 2004 respectively, 46,729,519 shares issued and outstanding at December 31, 2005, and 17,827,924 shares issued and outstanding at December 31, 2004	46,729	178,279
Additional paid-in capital	26,561,672	11,046,276
Accumulated deficit	(20,269,392)	(7,434,763)
Total Stockholders' Equity	6,339,009	3,789,792
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,379,303	$4,876,741

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004

REVENUE	$3,804,654	$1,485,148
COST OF GOODS SOLD (Excluding Depreciation and Amortization)	2,427,456	837,653
GROSS PROFIT	1,377,198	647,495

OPERATING EXPENSES
Management and consulting expenses	631,128	626,709
In-process research and development	7,975,218	—
Research and development	1,418,668	1,526,561
Selling, general and administrative	4,199,271	2,377,021
Depreciation and amortization	266,510	179,034
Total Operating Expenses	14,490,795	4,709,325
LOSS FROM OPERATIONS	(13,113,597)	(4,061,830)
INTEREST INCOME	42,552	38,272
LOSS BEFORE INCOME TAXES	(13,071,045)	(4,023,558)
State income tax benefit	236,416	—
NET LOSS	$(12,834,629)	$(4,023,558)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.58)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	22,034,198	17,100,582

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2004	13,001,018	$130,010	$4,106,529	$(3,411,205)	$825,334
February 25, 2004 private placement, net of $548,728 in financing costs	4,826,906	48,269	6,643,362		6,691,631
Stock-based compensation to consultants			296,385		296,385
Net loss for the year ended December 31, 2004				(4,023,558)	(4,023,558)
Balance, December 31, 2004	17,827,924	178,279	11,046,276	(7,434,763)	3,789,792
Common stock issued to consultant	200,000	200	189,800		190,000
October 18, 2005 private placement, net of $636,949 in financing costs	11,179,975	11,180	7,736,852		7,748,032
October 18, 2005 acquisition of Greenwich Therapeutics, Inc. (includes 8,564,395 shares held in escrow - see Note 3)	17,128,790	17,129	6,993,985		7,011,114
Shares issued for repayment of debt to Paramount BioCapital, Inc.	392,830	392	264,231		264,623
Stock-based compensation to consultants			170,077		170,077
Effect of change in par value from change in state incorporation		(160,451)	160,451		—
Net loss for the year ended December 31, 2005				(12,834,629)	(12,834,629)
Balance, December 31, 2005	46,729,519	46,729	$26,561,672	$(20,269,392)	$6,339,009

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,834,629)	$(4,023,558)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	7,975,218	—
Depreciation and amortization	266,510	179,034
Stock-based compensation to consultants	170,077	296,385
Stock issued for services	190,000	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	90,890	(266,880)
(Increase) in inventory	(265,011)	(283,255)
(Increase) decrease in other current assets	15,193	(14,325)
(Increase) in security deposits	(38,819)	—
Increase in accounts payable	832,289	29,978
Increase (decrease) in accrued expenses	380,270	(7,686)
(Increase) decrease in deferred revenue	(523,842)	304,134
Net Cash Used In Operating Activities	(3,741,854)	(3,786,173)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Greenwich acquisition	(170,234)	—
Payments for purchased property and equipment	(506,377)	(356,548)
Payments for intellectual property rights	(109,092)	(192,481)
Net Cash Used In Investing Activities	(785,703)	(549,029)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of common stock, net	7,748,032	6,741,632
Payment of note payable to Paramount BioCapital	(264,623)	—
Net Cash Provided By Financing Activities	7,483,409	6,741,632
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,955,852	2,406,430
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	3,065,547	659,117
CASH AND CASH EQUIVALENTS - END OF YEAR	$6,021,399	$3,065,547
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Reclassification of deferred financing costs to additional paid-in capital in connection with private placement	$—	$50,000

Non-Cash Transactions:

1. See Note 3 for discussion of the acquisition of Greenwich Therapeutics, Inc. and consideration (principally, shares, warrants and the assumption of debt) issued / assumed.
2. The Company incurred $823,869 of debt from the acquisition of Greenwich Therapeutics, Inc., in October 2005.
3. Of the total debt assumed by the Company, $264,623 was paid to Paramount BioCapital, Inc. from proceeds of the October 2005 private placement of the Company’s common stock, $294,623 was paid through the issuance of 392,830 shares of its common stock to Paramount BioCapital Inc., and $264,623 of the debt is payable to Paramount BioCapital, Inc. upon the Company’s successful completion of a combined financing, of at least $10 million, which includes the $8.4 million financing in October 2005, or by October 31, 2006 whichever occurs sooner.
4. The Company reincorporated from Minnesota to Delaware in October 2005, resulting in an equity reclassification of $160,451 from the change in its par value from $0.01 to $0.001.

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1     NATURE OF OPERATIONS AND LIQUIDITY

(A) Nature of Operations

Since its inception in October 2000, VioQuest Pharmaceuticals, Inc. (formerly Chiral Quest, Inc.) has provided pharmaceutical and fine chemical companies in all stages of the product lifecycles with innovative chiral products and services (as used herein, the “Company” refers to VioQuest Pharmaceuticals, Inc. or VioQuest Pharmaceuticals, Inc. together with its subsidiaries). Since August 2004, the Company has provided such products and services through its wholly-owned subsidiary, Chiral Quest, Inc. Chiral Quest, Inc. develops chemical catalysts used in the synthesis of desired isomers of chiral molecules using asymmetrical catalysis technology (the “Technology”) owned by the Pennsylvania State University Research Foundation (“PSRF”), the technology arm of The Pennsylvania State University (“PSU”). Chiral Quest, Inc. has a worldwide, exclusive license from PSRF for the inventions covered by the license. The original license agreement was entered into on November 8, 2000 (See Note 7). In December 2004, the Company established its Chiral Quest, Ltd. Jiashan, China facility, and has commenced research and development and manufacturing operations during the second half of 2005.

In August 2004, the Company expanded its business plan to also focus on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment in oncology and antiviral diseases and disorders for which there are unmet medical needs. In accordance with this expanded business plan, in October 2005, the Company acquired in a merger transaction Greenwich Therapeutics, Inc., a privately-held New York-based biotechnology company that held exclusive rights to develop and commercialize two oncology drug candidates - Sodium Stibogluconate, also called “SSG” (VQD-001), and, Triciribine-Phosphate, or “TCN-P” (VQD-002). The rights to these two oncology drug candidates, VQD-001 and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. As a result of the Company’s acquisition of Greenwich Therapeutics, the Company holds exclusive rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001 and VQD-002.

From the Company’s inception through December 31, 2005, it has generated sales but not any net profits. With respect to the Company’s Chiral Quest operations, management believes that the Company’s sales, marketing, manufacturing capacities will need to grow in order for the Company to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that the Company’s manufacturing capacity will continue to be enhanced with its expanded office and laboratory space located in Monmouth Junction, New Jersey that was leased in May 2003, in addition to the laboratory space leased in December 2004, located in Jiashan, China.

(B) Liquidity

Since inception, the Company has incurred an accumulated deficit of $20,269,392 through December 31, 2005. For the year ended December 31, 2005 the Company had a net loss of $12,834,629 and used $3,741,854 of cash in operating activities. Management expects the Company’s losses to increase over the next several years, primarily due to expansion of its drug development business, costs associated with clinical trial programs, resources allocated to our Chiral Quest subsidiary for the hiring of business development sales people, the hiring of additional chemists, marketing and advertising, and the expansion of its manufacturing capabilities. There can be no assurance that the Company will ever be able to operate profitably.

As of December 31, 2005, we had working capital of $4,883,142 and cash and cash equivalents of $6,021,399.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

The Company has incurred negative cash flow from operations since we started business. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing our business strategy, including our planned development efforts relating to our drug candidates, our clinical trials, and our research and development efforts.

Management anticipates that the Company’s capital resources will be adequate to fund its operations through the fourth quarter of 2006, assuming the Company achieves expected increases in revenue. If the Company is unable to increase revenues as expected, however, additional financing will be required during 2006 in order to fund operations. The most likely source of financing includes the private sale of our equity or debt securities or bridge loans to the Company from third party lenders. However, changes may occur that would consume available capital resources before that time. The Company’s working capital requirements will depend upon numerous factors, including, without limitation, the progress of our drug development and clinical programs, associated costs relating to milestone payments, license fees and manufacturing costs, regulatory approvals, in addition to the resources we devote to our chiral subsidiary’s sales and marketing capabilities, manufacturing expansions, progress of our R&D programs’ technological advances, the status of competitors, and our ability to establish sales arrangements with new customers. Working capital will also be affected by the China facility expansion of office and laboratory space lease agreements that were entered into during 2004, along with the hiring of additional employees. Our management believes that by opening a facility in China, we will be able to significantly decrease our manufacturing costs and expenses, which will enable us to cost-effectively produce our ligands, catalysts, contract synthesis development projects, and other end user products more competitively and even more attractively to current and potential customers.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VioQuest Pharmaceuticals, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company translates the financial statements of Chiral Quest, Ltd. In Jiashan, China at end of period rates with respect to its balance sheet and at the average exchange rates with respect to the results of its operations and cash flows.

(B) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Cash held in foreign bank accounts was $108,140 and $209,578 at December 31, 2005 and 2004, respectively.

(C) Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, note payable to Paramount BioCapital, Inc., and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying value of the note payable approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

(D) Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectible accounts receivable, when appropriate, based on historical collection experience and management’s evaluation of collectibility of outstanding accounts receivable.

(E) Inventory

Inventory consists of raw materials, work in process and finished goods which are stated at the lower of cost (first-in, first-out) or market. Raw materials consist of chemical compounds. Work in process and finished goods, referred to as proprietary ligands, catalysts, and building blocks, consist of material, direct labor and manufacturing overhead.

(F) Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets, principally using the straight-line method. Amortization of equipment under capital leases and leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. The estimated useful lives used for depreciation and amortization were three (lease term), five and seven years for leasehold improvements, laboratory/computer equipment and office equipment, respectively (See Note 5).

(G) Intellectual Property Rights

Intellectual property rights are being amortized over the lives of the underlying patents, which generally are 17 years. Amortization expense recorded for the years ended December 31, 2005 and 2004 was $23,648 and $61,471, respectively. Accumulated amortization as of December 31, 2005 and 2004 was $135,779 and $112,131, respectively. Amortization expense for each of the five years subsequent to the year ended December 31, 2005, is approximately $27,000 per year.

(H) Revenue Recognition

Revenues are comprised principally of four main components: (1) the licensing of PSRF’s technology, (2) the sale of proprietary ligands and catalysts and building blocks, (3) feasibility screening, and (4) custom contract synthesis development services. Revenues as they relate to the licensing of the Company's rights to PSRF's intellectual property are recognized over the applicable license periods. The Company assumes the financial risks related to these revenues by financing the research and development of PSRF's technology as well as the defense of PSRF's patents. Revenues as they relate to the sale of manufactured proprietary ligands and catalysts are recognized upon the shipment of the ligands to the customer. Revenues as they relate to feasibility screening are recognized upon the completion of project reports and investigational studies. Revenues as they relate to custom contract synthesis development services are recognized upon the shipment of finished products. Deferred revenue in the accompanying consolidated balance sheets represents amounts prepaid by customers to the Company for services to be performed and products to be delivered at a subsequent date. These deferred amounts will be recognized as revenue when earned.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

(I) Income Taxes

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

(J) Stock-Based Compensation

The Company accounts for its employee and director stock option plans using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees,” and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference, if any, between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. However, the Company has not recorded any expense for employee options since the strike price was the same as the fair market value of the common stock at the date of grant. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company to employees by applying the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation” to employee stock options, and amortizing the fair value over the vesting period, net loss and loss per share for the years ended December 31, 2005 and 2004, would have been increased to the pro forma amounts indicated below:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Net loss as reported	$(12,834,629)	$(4,023,558)
Less: Total stock-based employee and director compensation expense using the fair value based method for all awards, net of related tax effects	(703,772)	(315,003)
Pro forma net loss	$(13,538,401)	$(4,338,561)
Basic and diluted net loss per common share:
As reported	$(0.58)	$(0.24)
Pro forma net loss	$(0.61)	$(0.25)

For the purpose of valuing options granted to employees, directors and consultants, the Company has valued the options using the Black-Scholes option pricing model with the following assumptions used in 2005 and 2004:

	December 31, 2005	December 31, 2004
Risk-free interest rate	3%-5%	3%-5%
Volatility	108%-175%	39%-98%
Lives in years	10	10
Dividend yield	0%	0%

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

The Company accounts for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The non-cash charge to operations for non-employee options with vesting or other performance criteria is valued at the end of each reporting period based upon the change in the fair value of the Company’s common stock.

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee and director stock options beginning with the first quarter of 2006.

(K) Use of Estimates

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

(L) Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, where indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. For the years ended December 31, 2005 and 2004, the Company determined that an impairment charge on its long-lived assets was not required.

(M) In-Process Research and Development Expense

In-process research and development costs are expensed as incurred. These expenses are comprised of the costs associated with the acquisition of Greenwich.

(N) Research and Development Expense

Research and development costs are expensed as incurred. These expenses include the cost of the Company's proprietary research and development efforts, as well as costs incurred in connection with the Company's third-party collaboration efforts.

(O) Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotion costs charged to operations amount to $29,681 and $13,712 for the years ended December 31, 2005 and 2004, respectively.

(P) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities including options and warrants in aggregate excluded from the calculation was 26,026,366 at December 31, 2005 and 5,141,009 at December 31, 2004.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

(Q) Segment Information - The Company operates as two business segments - drug development and chiral products and services. The entire business is managed by a single management team that reports to the chief executive officer. Accordingly, the Company prepares discrete financial information with respect to its businesses and it has separately reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note 14.

(R) Concentrations of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions to limit credit exposure.

The Company has concentrations of credit risk with respect to accounts receivable and vendor relationships - see Note 10. The Company does not obtain collateral for its customers’ receivable balances.

NOTE 3 MERGER

Greenwich Therapeutics, Inc.

On October 18, 2005, the Company completed a merger with Greenwich Therapeutics, Inc., (“Greenwich”), a New York based biotechnology company. In exchange for their shares of Greenwich common stock and pursuant to the Merger Agreement, the stockholders of Greenwich received an aggregate of 17,128,790 shares of the Company’s common stock and five-year warrants to purchase an additional 4,000,000 shares of the Company’s common stock at an exercise price of $1.41 per share. One-half of the shares and warrants issued to Greenwich’s stockholders were placed in escrow and will be released based upon the achievement of certain milestones as discussed below:

(i)
35% of the escrowed securities shall be released upon the conclusion of a Phase I clinical trial pursuant to an investigational new drug application (“IND”) accepted by the U.S. Food and Drug Administration (“FDA”) for VQD-001 or SSG;

(ii)
15% of the escrowed securities shall be released immediately upon conclusion of a Phase II clinical trial for VQD-001 or SSG under a Company-sponsored IND; provided that a majority of the members of the Company’s then existing medical advisory board conclude that such trial yielded results which, in the opinion of such advisory board, warrant initiation of Phase III trial(s) (provided that this milestone shall be deemed to have been satisfied in the event a new drug application, or NDA, relating to VQD-001 or SSG has been accepted for review by the FDA prior to any determination by the medical advisory board to initiate a Phase III trial);

(iii)	35% of such escrowed securities shall be released immediately upon the conclusion of a Phase I clinical trial pursuant to a Company-sponsored IND application accepted by the FDA for VQD-002 or TCN-P;

(iv)
15% of such escrowed securities shall be released immediately upon conclusion of a Phase II clinical trial for VQD-002 or TCN-P under a Company-sponsored IND; provided that a majority of the members of the Company’s then existing medical advisory board conclude that such trial yielded results which, in the opinion of such advisory board, warrant initiation of Phase III trial(s) (provided that this milestone shall be deemed to have been satisfied in the event an NDA relating to VQD-002 or has been accepted for review by the FDA prior to any determination by the medical advisory board to initiate a Phase III trial).

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

In the event the escrowed securities relating to the milestones described above have not been released to the Greenwich shareholders by June 30, 2008, any escrowed securities still remaining in the escrow shall be released and delivered to the Company for cancellation, and the Greenwich shareholders will have no further right, title or interest to such escrowed securities.

Additionally, as contemplated by the merger agreement, on October 18, 2005, the Company assumed outstanding indebtedness of Greenwich of $823,869, all of which is payable to Paramount BioCapital Investments, Inc., (See Note 13), pursuant to a promissory note dated October 17, 2005, referred to as the (“Note”).

At the closing of the merger, the Note was amended to provide that one-third would be converted into securities of the Company on the same terms as the Company’s October 2005 private placement, one-third of the outstanding indebtedness under the Note would be repaid upon the completion by the Company of a financing resulting in gross proceeds of at least $5 million, and the final one-third would be payable upon completion by the Company of one or more financings resulting in aggregate gross proceeds of at least $10 million (inclusive of the amounts raised in its previous $8.4 million financing ). Accordingly, on October 18, 2005, upon completion of the private placement, the Company satisfied a portion of the total indebtedness outstanding under the Note by making a cash payment of $264,623 and another portion by issuing to Paramount BioCapital Investments, Inc. 392,830 shares valued at the $.75 offering price of the October 2005 private placement, the equivalent of $294,623 of the Company’s common stock. In the event that the Company does not complete the financing(s) resulting in aggregate gross proceeds of at least $10 million prior to the Note’s maturity date, the Company will be required to satisfy the final portion at maturity in October 2006.

The acquisition of Greenwich on October 18, 2005 was accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”.. Under the purchase method, assets acquired and liabilities assumed by the Company were recorded at their estimated fair values at the date of acquisition and the results of operations of the acquired company were consolidated with those of the Company from the date of acquisition.

The total purchase price of $7,975,218, was determined to be in-process research and development and is comprised of $5,995,077 related to the calculated value of the Company’s common stock issued of $.70 per share ($.70 per share value was based upon the average stock price of the Company’s common stock a few days before and a few days subsequent to the July 7, 2005 definitive merger agreement announcement), $986,039 related to the calculated value of 2,000,000 warrants issued to Greenwich shareholders using the Black-Scholes option pricing model, $823,869 of debt the Company assumed in addition to $170,234 of professional fees.

The components of the purchase price, which the Company charged to in-process research and development, are summarized as follows ($000’s):

Common stock issued, excluding contingent shares*	$5,995
Warrants issued, excluding contingent warrants*	986
Liabilities assumed	824
Transaction costs	170
Total purchase price	$7,975

*	The purchase price does not include any of the contingent achievement-based milestone payments described above.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

If the merger between Greenwich and the Company had occurred as of January 1, 2004 unuaudited pro forma revenues, net loss and net loss per share would have been as illustrated in the following table:

	Pro Forma (Unaudited)
	Years Ended
	December 31,
	2005	2004
REVENUES	$3,804,654	$1,485,148
NET LOSS	$(13,589,531)	$(4,092,525)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(.47)	$(0.16)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	29,150,897	25,664,977

The above pro forma financial information is not necessarily indicative of what the Company’s results of operations would have been had the Merger occurred on January 1, 2004.

Reincorporation

In October 2005, the Company, formerly a Minnesota corporation, reincorporated under Delaware law. The reincorporation was effected by merging the Company with and into VioQuest Delaware, Inc., a wholly-owned subsidiary of the Company formed solely for the purpose of effecting the Company’s reincorporation, with VioQuest Delaware remaining as the surviving corporation. Each share of outstanding common stock of the Company was converted into one share of VioQuest Delaware common stock. In connection with the reincorporation merger, VioQuest Delaware’s name was changed to VioQuest Pharmaceuticals, Inc. Further, as a result of the reincorporation, the Company’s authorized number of shares was increased to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company’s stockholders approved both the reincorporation and an amendment to the Company’s charter increasing the number of authorized shares of capital stock at a special meeting held October 8, 2005. The reincorporation of the Company under Delaware law was a condition to completing the merger with Greenwich. The par value of the Company’s common stock changed in October 2005 to $0.001 from $0.01, as a result of the Company’s reincorporation from Minnesota to Delaware.

NOTE 4   INVENTORY

The principal components of inventory are as follows:

	December 31, 2005	December 31, 2004
Raw material compounds	$410,912	$308,456
Work in process	11,868	47,691
Finished goods	202,378	4,000
Total Inventory	$625,158	$360,147

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 5  PROPERTY AND EQUIPMENT, NET

The cost of the major classes of property and equipment are as follows:

	December 31, 2005	December 31, 2004
Laboratory equipment	$725,692	$519,231
Office equipment	51,381	7,849
Computer equipment	66,596	35,241
Leasehold improvements	370,816	145,783
Property and equipment	1,214,485	708,104
Less accumulated depreciation and amortization	457,334	214,472
Property and Equipment, Net	$757,151	$493,632

Depreciation and amortization expense for property and equipment for the years ended December 31, 2005 and 2004 was $242,862 and $125,467, respectively.

NOTE 6   INCOME TAXES

The Company recognized a tax benefit of $236,416 for the year ended 2005 as a result of the sale of its New Jersey operating losses. For the year ended December 31, 2004, there was no income tax expense or benefit because of the nonrecognition of the income tax benefit from the Company’s net operating loss (NOL) carryforwards.

The significant components of the Company’s net deferred tax assets are summarized as follows:

	Year Ended December 31,
	2005	2004
NOL carryforwards - Federal	$4,110,501	$2,439,493
NOL carryforwards - State	365,563	430,507
Excess tax basis of Greenwich	3,190,087	—
Other, net	(20,850)	—
Valuation allowance	(7,645,301)	(2,870,000)
Net deferred tax assets	$—	$—

Deferred tax assets have been fully offset by a valuation allowance because it is management’s belief that it is more likely than not that those benefits will not be realized.

As of December 31, 2005, we had available for federal income tax reporting purposes NOL carryforwards in the approximate amount of $11,823,000, expiring through 2025, which are available to reduce future taxable income, if any, that would otherwise be subject to Federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. In addition, as of December 31, 2005, we have research and development credits in the approximate amount of $25,000, which are available to reduce the amount of future Federal income taxes. These credits expire from 2006 through 2025.

We have New Jersey NOL carryforwards in the approximate amount of $5,800,000, expiring through 2012 that are available to reduce future taxable income, if any, which would otherwise be subject to state income tax. As of December 31, 2005, approximately $469,000 of these New Jersey NOL carryforwards has been approved for future sale under a program of the New Jersey Economic Development Authority (“NJEDA”). In order to realize these benefits, the Company must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey and there are limitations based on the level of participation by other companies. As a result, future tax benefits, if any, will be recognized in the financial statements as specific sales are approved. We have sold tax benefits and realized a total of $236,000 in 2005.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

The following is a reconciliation of the expected income tax benefit computed at the U.S. Federal statutory rate to the Company's actual income tax benefit:

	December 31, 2005	December 31, 2004
Income tax benefit at statutory rate	$(4,444,155)	$(1,368,010)
State income taxes net of Federal tax	(406,665)	(241,413)
Nondeductible expenses and prior year true-up	100,741	—
Tax credits	(25,177)	—
Sale of State NOLs	(236,416)
Increase in valuation allowance	4,775,256	1,609,423
	$(236,416)	$—

On October 18, 2005, the Company acquired Greenwich Therapeutics, Inc., a privately held biotechnology company. The acquisition constituted a tax-free reorganization under Section 368(a) of the Code.

NOTE 7     RIGHTS TO INTELLECTUAL PROPERTY

The Company’s exclusive right to certain PSRF patents are of material importance to the Company's success. These PSRF patents result from inventions by the Company’s Chief Technology Officer (“CTO”), who is also an employee at PSU. The PSRF patents cover chemical formulations, processes for or intermediates useful in the manufacture of products and the uses of products. Protection for PSRF’s individual products extends for varying periods in accordance with the date of grant and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage. The Company is financially responsible for all aspects of these PSRF inventions, including legal and R&D expenses associated with the chemical developments. The Company is no longer obligated to license future inventions of the CTO.

For the years ended December 31, 2005 and 2004, the Company has not recognized any impairment charges to its patents, as management believes that the Company’s patents have useful lives equivalent to their amortization period of seventeen years. The capitalized amounts of intellectual property are comprised of domestic and international patent filing fees, patent enhancement fees, in addition to legal application and prosecution fees associated to the defense of the Company’s patents. The gross patent increase for the year ended 2005 of approximately $109,000 relates to fees charged by our patent attorneys for a combination of domestic and foreign legal patent application filing fees, and prosecution filing fees in the successful defense of our patents.

NOTE 8     STOCKHOLDERS' EQUITY

On February 25, 2004, the Company completed a private placement of its securities to accredited investors that resulted in gross proceeds of approximately $7.2 million. Investors in the private placement purchased an aggregate of approximately 4.8 million shares of the Company’s common stock at a price per share of $1.50 and received 5-year warrants to purchase one share of common stock at $1.65 per share for every two common shares purchased in the offering (a total of 2.4 million warrants). ThinkEquity Partners LLC, Paramount BioCapital, Inc. and Casimir Capital L.P. acted as the placement agents for this offering and received fees of approximately $500,000 of which Paramount BioCapital, Inc., (See Note 13), received $300,000. Net proceeds to the Company, after deducting commissions and other expenses relating to the private placement, were approximately $6.7 million.

On August 29, 2005, the Company issued 200,000 shares of its restricted common stock to a consultant at a price of $.95, the closing price of the Company’s common stock, which resulted in a charge of $190,000 to consulting expense for 2005.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

On October 18, 2005, the Company sold 11,179,975 Shares of its common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of common stock, the investors also received 5-year Warrants to purchase an aggregate of 4,471,975 shares at an exercise price of $1.00 per share. In connection with the private placement, the Company paid an aggregate of approximately $587,000 in commissions to Paramount BioCapital, Inc., (See Note 13), which served as the placement agent in connection with the offering, together with an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share. Net proceeds to the Company after deducting placement agent fees and other expenses relating to the private placement were approximately $7.5 million.

On October 18, 2005, the Company completed a merger with Greenwich (See Note 3). In exchange for Greenwich stockholders’ shares of Greenwich common stock, the stockholders of Greenwich received an aggregate of 17,128,790 shares of the Company’s common stock and five-year warrants to purchase an additional 4,000,000 shares of the Company’s common stock at an exercise price of $1.41 per share. One-half of the securities issued pursuant to the merger agreement were placed in escrow pursuant to an escrow agreement (See Note 3).

The following table summarizes the total number of options outstanding, options issued to employees, non-employees, directors, consultants, scientific advisory board members and expired options:

	December 31, 2005		December 31, 2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	2,244,877	$1.42	2,841,607	$1.47
Granted	3,079,475	$0.90	366,000	$1.22
Expired	(348,500)	$1.41	(962,730)	$1.49
Outstanding at end of year	4,975,852	$1.10	2,244,877	$1.42
Options exercisable at year-end	1,170,121	$1.36	1,024,488	$1.38
Weighted-average fair value of options granted during the year		$0.86		$1.14

 VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

The following table summarizes the information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
$.01-$0.99	2,694,475	$0.88	10
$1.00-$1.99	2,268,252	$1.35	8
$2.00-$2.99	10,000	$2.17	4
$3.00-$3.99	875	$3.20	1
$4.00-$12.00	2,250	$7.29	0
Total	4,975,852

The following table summarizes information related to warrants outstanding at December 31, 2005:

Remaining Contractual Life In Years	Price	Number of Outstanding Warrants
4.75	$1.00	5,589,987 (A	)
4.75	$1.41	4,000,000 (B	)
3.15	$1.65	2,896,132 (C	)
		12,486,119

(A) -
Warrants issued as a result of the Company’s private placement of its common stock in October 2005 to investors and Paramount BioCapital, Inc. of 4,471,990 and 1,117,997, respectively. All warrants are exercisable as of December 31, 2005.

(B) -
Warrants issued as a result of the merger with Greenwich. In connection with the escrow agreement (see Note 3), one-half of the warrants are exercisable upon the achievement of certain clinical milestones, and the other half of the warrants are exercisable within one year from the merger date of October 18, 2005.

(C) -	Warrants issued to investors of the Company’s private placement of its common stock in February 2004. All warrants are exercisable as of December 31, 2005.

NOTE 9     AGREEMENTS

Pursuant to a January 2002 agreement between the Company and a pharmaceutical product development customer, the Company granted the customer a worldwide, non-exclusive, royalty free license to certain of the Company’s Intellectual Property Rights for research purposes only in connection with certain of the customer’s compounds. The customer paid the Company a nonrefundable license fee of $400,000 in 2002. The fee was amortized to revenue through September 2005 when the agreement terminated. For the years ended December 31, 2005 and 2004, the Company recognized income of $58,842 and $114,241, respectively, related to this agreement.

In May 2003, the Company entered into a four-year consulting agreement with the CTO at an annual rate of $120,000 per year. In addition, the CTO received an option to purchase 650,052 shares of common stock at $1.49 per share as discussed in Note 7.

Pursuant to an October 2002 agreement with PSU, the Company funded the services of four post-doctorate fellows who, under the supervision of the CTO, conducted research and provided research quantities of chiral ligands to the Company. From October 2002 through December 31, 2005, the Company has paid and incurred expenses of approximately $872,000 pursuant to the agreement. This amount consists principally of four post-doctorate salaries, fringe benefits, materials and supplies for the stated period. The agreement expires on April 14, 2006. The approximate obligation payable by the Company through April 14, 2006 is $31,000.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 10     BUSINESS AND CREDIT CONCENTRATIONS

In fiscal 2005, the Company sold our proprietary products and services to a total of approximately 35 customers. During 2005, the Company had one customer, a major biopharmaceutical company, which accounted for approximately 64% of the Company’s total revenues. In 2004, the Company had two customers, one a major pharmaceutical company and the other a biotechnology company, that accounted for approximately 34% and 26% of the Company’s revenue, respectively. The loss of these accounts would have a material adverse effect on the Company’s business.

The Company had two customers which accounted for approximately 29% and 21%, respectively, of net customer accounts receivable as of December 31, 2005.

NOTE 11     COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENT WITH CEO

The Company entered into a written employment agreement dated as of February 1, 2005 with Daniel Greenleaf upon his appointment as the Company’s President and Chief Executive Officer. The agreement provides for a 3-year term and an initial annual base salary of $360,000, plus a guaranteed annual bonus of $100,000 during each year of the term of the agreement. In addition, Mr. Greenleaf is entitled to a signing bonus in the amount of $50,000, of which one-half is payable following the execution of the employment agreement and the remaining one-half is payable on the 6-month anniversary of the agreement. Mr. Greenleaf is further entitled to a discretionary bonus under the employment agreement of up to $250,000 per year upon the attainment of certain performance criteria specified in the employment agreement, and such other benefits generally made available to the Company’s other senior management.

In accordance with the terms of the employment agreement, the Company issued to Mr. Greenleaf an option to purchase 891,396 shares of the Company’s common stock, which represented 5% of the Company’s then-current outstanding common stock. The option vests in three equal annual installments, commencing February 2006. In addition, until the Company has raised $20 million through the sale of equity securities and has obtained the rights to one clinical stage human therapeutic, Mr. Greenleaf shall be entitled to receive such additional options to purchase common stock in order to maintain his beneficial ownership (assuming the exercise of all stock options issued to Mr. Greenleaf) at 5% of the Company’s outstanding common stock. To the extent any additional stock options are issued pursuant to the foregoing sentence, the options will vest in installments over the term of the employment agreement as long as Mr. Greenleaf remains employed by the Company and will be exercisable at the market value of the Company’s common stock at the time of issuance. In accordance with this provision, upon the closing of the Company’s October 2005 private placement, the Company issued to Mr. Greenleaf an additional option to purchase 1,445,080 shares of common stock at an exercise price of $0.89 per share. In the event Mr. Greenleaf’s employment is terminated by the Company during its term upon a “change of control” (as defined in the employment agreement) and on the date of such termination the Company’s aggregate market capitalization is less than $38 million, he is entitled to receive his base salary for six months thereafter and all of his stock options scheduled to vest in the calendar year of such termination shall accelerate and be deemed vested upon termination and will remain exercisable for 12 months following such termination. In the event the Company terminates Mr. Greenleaf’s employment during the term of the agreement other than as a result of death, disability, cause or in connection with a change of control where the Company’s aggregate market capitalization is less than $38 million, then (i) Mr. Greenleaf is entitled to receive his base salary for 12 months from such termination, his guaranteed bonus for the calendar year in which such termination occurs, and the portion of any discretionary bonus earned as of the termination, and (ii) the vesting of his stock options shall accelerate and be deemed vested and will remain exercisable for 12 months following such termination.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

(B) LEASE AGREEMENTS

The Company leases laboratory and office space located in Monmouth Junction, New Jersey. The lease as amended commenced effective June 1, 2003 and is for a three-year term with a total rent, utilities and maintenance to be paid in monthly installments that increase each year. Due to the escalation clause in the lease, the Company is straight-lining the expense of the lease over the term of the lease. The Company also issued the landlord options to purchase 20,000 shares of common stock. The fair value of the options issued to the landlord of $9,845 is being amortized on a straight-line basis over the term of the option agreement and included in rent expense. In February 2004, and June 2004, the Company amended its lease agreement to add laboratory space in order to increase its capacity to produce research and commercial quantities of our ligands. In January 2006, the Company amended the lease agreement to extend its lease term to May 31, 2009. Effective June 1, 2006, the Company’s base rent for the remainder of the term is $19,439 per month. Upon six months prior written notice to the landlord, the Company will have a one time option, without penalty, to terminate this lease effective as of May 31, 2008. The Company’s total lease commitment of approximately $1,124,000 for rent, utilities and maintenance fees expires in May 31, 2009.

The Company entered into an agreement effective December 15, 2004, with the Science and Technology Bureau of Jiashan County (“Jiashan”) in Zhejiang Province of the People’s Republic of China. The Company has agreed to lease laboratory space in an industrial park near Shanghai, 50% of which the Company began occupying in 2005. Pursuant to the Company’s agreement with Jiashan, although the Company is not required to pay rent during the initial 3-years of the lease, the Company will pay a maintenance fee of up to $4,500 per quarter, which is comprised of maintenance and management fees. Following the initial 3-year term, the Company may, at our sole discretion, either continue leasing the space for annual rent of no more than approximately $60,000 or purchase the facility on commercially reasonable terms. The Company has no financial obligation pursuant to the lease agreement after the end of the three year term. The Company was also granted the option to purchase in the next three years certain land adjacent to the industrial park. For purposes of entering into the lease, the Company established a wholly owned subsidiary organized under the laws of Hong Kong, known as Chiral Quest Ltd., which in turn is the sole shareholder of a subsidiary in the People’s Republic of China, Chiral Quest (Jiashan) Ltd.

The Company entered into a lease agreement effective June 15, 2005 for office space located in Basking Ridge, New Jersey. Pursuant to the lease agreement, the Company pays approximately $4,000 per month for rent. The Company’s total lease commitment of approximately $147,000 for rent, utilities and maintenance fees and expires in September 30, 2008.

Future minimum rental payments subsequent to December 31, 2005 are as follows:

Years ended December 31,
2006	$378,000
2007	384,000
2008	371,000
2009	138,000
$1,271,000

Total rent expense (which includes base rent, utilities, and operating escalations for the Monmouth Junction and Basking Ridge, New Jersey laboratories and offices, in addition to the leases for the laboratory space in Pennsylvania which was terminated in February 2005) for the Company for the years ended December 31, 2005 and 2004 was approximately $329,000 and $333,000 respectively.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 12     RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their salaries for retirement planning and income tax purposes by making contributions to the plan. There were no Company contributions to the plan for the years ended December 31, 2005 and 2004.

NOTE 13     CERTAIN TRANSACTIONS

Paramount BioCapital Investments, LLC, provided office, and general and administrative services for the Company, from January 2004 through April 2004, which resulted in $6,000 of charges to operations for the year ended December 31, 2004. Dr. Lindsay A. Rosenwald is the managing member of BioCapital Investments, LLC.

On February 25, 2004, the Company completed the sale of its securities in a private placement to accredited investors for gross proceeds of approximately $7.2 million. Paramount BioCapital, Inc. participated as one of three placement agents for this transaction, for which it received approximately $300,000 in commissions. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount BioCapital, Inc.

On October 18, 2005, the Company completed the sales of its securities in a private placement to accredited investor for gross proceeds of approximately $8.4 million. Paramount BioCapital, Inc., which served as the placement agent for this transaction, for which it received approximately $587,000 in commissions, together with an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share. Net proceeds to the Company after deducting placement agent fees and other expenses relating to the private placement, were approximately $7.5 million.

As contemplated by the merger Agreement with Greenwich (see Note 3), on October 18, 2005, the Company assumed outstanding indebtedness of Greenwich of $823,869, all of which is payable to Paramount BioCapital Investments, Inc. pursuant to a promissory note dated October 17, 2005, referred to as the (“Note”). At the closing of the merger, the Note was amended to provide that one-third would be converted into securities of the Company on the same terms as the Company’s October 2005 private placement, one-third of the outstanding indebtedness under the Note would be repaid upon the completion by the Company of a financing resulting in gross proceeds of at least $5 million, and the final one-third would be payable upon completion by the Company of one or more financings resulting in aggregate gross proceeds of at least $10 million (inclusive of the amounts raised in a previous $5 million financing ). Accordingly, on October 18, 2005, upon completion of the private placement, the Company satisfied a portion of the total indebtedness outstanding under the Note by making a cash payment of $264,623 and another portion by issuing to Paramount BioCapital Investments, Inc. 392,830 shares valued at the $.75 offering price of the October 2005 private placement, the equivalent of $294,623 of the Company’s common stock. In the event the Company does not complete the financing(s) resulting in aggregate gross proceeds of at least $10 million prior to the Note’s maturity date, the Company will be required to satisfy the final portion in October 2006. Dr. Lindsay A. Rosenwald and certain trusts established for the benefit of Dr. Rosenwald and his family collectively held approximately 48% of Greenwich’s capital stock prior to completion of the merger. Together, Dr. Rosenwald and such trusts also owned approximately 16% of the Company’s common stock prior to the completion of the merger. In addition to Dr. Rosenwald’s relationship with Greenwich, two directors of the Company, Stephen C. Rocamboli and Michael Weiser, M.D., Ph.D., owned approximately 3.6% and 7%, respectively, of Greenwich’s outstanding common stock. Mr. Rocamboli and Dr. Weiser are also employees of Paramount BioCapital, Inc.

NOTE 14     SEGMENT REPORTING

The Company has two business segments -Drug Development and Chiral Products and Services. The Company’s drug development business focuses on acquiring, developing and eventually commercializing human therapeutics in the areas of oncology, and antiviral diseases and disorders for which there are current unmet medical needs. The Company has the exclusive rights to develop and commercialize two oncology drug candidates. The Company’s chiral business, which we operate through our wholly-owned subsidiary, Chiral Quest, Inc., provides innovative chiral products, technology and custom synthesis development services to pharmaceutical and fine chemical companies in all stages of a product lifecycle. For the years ended December 31, 2005 and 2004, the Company’s drug development business expenses primarily consisted of in-process research and development, and administrative expenses related to salaries, recruiting fees, and rent, totaling approximately $8.8 million or approximately 70% of the Company’s overall net loss. The Company’s chiral business in the United States and China contributed to the majority of the Company’s other operating expenses during 2005 and all of the expenses in 2004. Of the Company’s total assets, approximately 6% are held in its Chiral Quest, Ltd. Jiashan, China facility as of December 31, 2005. The Company’s Chiral Quest, Ltd., Jiashan, China subsidiary contributed to approximately 2% of the Company’s overall net loss for the year ended December 31, 2005.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
10.5	Separation Agreement between the Company and Ronald Brandt dated April 4, 2005.
10.8	Letter Agreement between the Company and Pamela Harris dated February 15, 2006.
10.9	Form of Subscription Agreement issued in connection with the October 2005 private placement.
23.1	Consent of J.H. Cohn LLP.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.