Form 10QSB
period 2006-03-31
VioQuest Pharmaceuticals, Inc.
filed 2006-05-12
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

|_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-16686

VIOQUEST PHARMACEUTICALS, INC.

(Exact name of issuer as specified in its charter)

Delaware	58-1486040
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
180 Mount Airy Road, Suite 203, Basking Ridge, New Jersey	07059
(Address of Principal Executive Offices)	(Zip Code)

(908) 766-4400

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

As of May 10, 2006 there were 46,729,519 shares of the issuer’s common stock, $0.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes |_|  No |X|

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operations” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the continued availability of our chief technology officer, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our and our customers’ products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” following Item 1 in Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)	(Note 1A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,281,205	$6,021,399
Accounts receivable	553,879	227,695
Inventory	652,886	625,158
Other current assets	120,606	49,184
Total Current Assets	4,608,576	6,923,436

PROPERTY AND EQUIPMENT, NET	699,066	757,151
SECURITY DEPOSITS	69,976	69,819
INTELLECTUAL PROPERTY RIGHTS, NET	623,215	628,897
OTHER ASSETS	37,075	-
TOTAL ASSETS	$6,037,908	$8,379,303
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$698,823	$1,135,681
Accrued compensation	157,020	480,000
Accrued expenses	108,420	119,990
Note payable - Paramount BioCapital	264,623	264,623
Deferred revenue	51,000	40,000
TOTAL LIABILITIES	1,279,886	2,040,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2006 and December 31, 2005	-	-
Common stock; $0.001 par value: 100,000,000 shares authorized at March 31, 2006 and December 31, 2005, 46,729,519 shares issued and outstanding at March 31, 2006 and December 31, 2005	46,729	46,729
Additional paid-in capital	26,842,432	26,561,672
Accumulated deficit	(22,131,139)	(20,269,392)
Total Stockholders' Equity	4,758,022	6,339,009
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,037,908	$8,379,303

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

REVENUE	$598,876	$597,768

COST OF GOODS SOLD (Excluding Depreciation and Amortization)	318,149	396,760

GROSS PROFIT	280,727	201,008

OPERATING EXPENSES
Management and consulting fees	52,088	117,348
Research and development	595,037	524,013
Selling, general and administrative	1,464,333	810,892
Depreciation and amortization	78,184	53,664
Total Operating Expenses	2,189,642	1,505,917

LOSS FROM OPERATIONS	(1,908,915)	(1,304,909)

INTEREST INCOME, NET	47,168	6,486

NET LOSS	$(1,861,747)	$(1,298,423)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(.05)	$(.07)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	38,165,124	17,827,924

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2006	46,729,519	$46,729	$26,561,672	$(20,269,392)	$6,339,009
Impact of employee and director stock-based compensation			264,538		264,538
Impact of stock-based compensation to consultants	—	—	16,222	—	16,222
Net loss	—	—	—	(1,861,747)	(1,861,747)
Balance, March 31, 2006	46,729,519	$46,729	$26,842,432	$(22,131,139)	$4,758,022

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,861,747)	$(1,298,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,184	53,664
Impact of employee and director stock-based compensation	264,538	-
Impact of consultant stock-based compensation	16,222	72,848
Changes in operating assets and liabilities:
Accounts receivable	(326,184)	(180,801)
Inventory	(27,728)	(71,684)
Prepaid expenses and other assets	(108,497)	14,134
Security deposits	(157)	(20,463)
Accounts payable	(436,858)	245,471
Accrued expenses	(334,550)	(153,592)
Deferred revenue	11,000	11,267
Net Cash Used In Operating Activities	(2,725,777)	(1,327,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	(8,274)	(253,888)
Payments for intellectual property rights	(6,143)	-
Net Cash Used In Investing Activities	(14,417)	(253,888)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,740,194)	(1,581,467)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,021,399	3,065,547
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,281,205	$1,484,080

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB of VioQuest Pharmaceuticals, Inc. as of and for the year ended December 31, 2005. The accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited balance sheet as of that date included in the Form 10-KSB. As used herein, the terms the “Company” or “VioQuest” refer to VioQuest Pharmaceuticals, Inc. (formerly Chiral Quest, Inc.) together with its subsidiaries.

(B) Nature of Operations

Since its inception in October 2000, VioQuest has provided innovative chiral products and services to pharmaceutical and fine chemical companies in all stages of their products’ lifecycles. Since August 2004, the Company has provided such products and services through its wholly-owned subsidiary, Chiral Quest, Inc. (“Chiral Quest”). Chiral Quest develops chemical catalysts used in the synthesis of desired isomers of chiral molecules using asymmetrical catalysis technology (the “Technology”) owned by the Pennsylvania State University Research Foundation (“PSRF”), the technology arm of The Pennsylvania State University (“PSU”). Chiral Quest has a worldwide, exclusive license from PSRF for the inventions covered by the license. The original license agreement was entered into on November 8, 2000.

In August 2004, the Company expanded its business plan to also focus on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment of oncology and antiviral diseases and disorders for which there are unmet medical needs. In accordance with this expanded business plan, in October 2005, the Company acquired in a merger transaction Greenwich Therapeutics, Inc., a privately-held New York-based biotechnology company that held exclusive rights to develop and commercialize two oncology drug candidates - VQD-001, Sodium Stibogluconate, also called “SSG”, and, VQD-002, Triciribine-Phosphate, or “TCN-P”. The rights to these two oncology drug candidates, VQD-001 and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. As a result of the Company’s acquisition of Greenwich Therapeutics, the Company holds exclusive rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001 and VQD-002.

From the Company’s inception through March 31, 2006, it has generated sales but not any net profits. With respect to the Company’s Chiral Quest operations, management believes that the Company’s sales, marketing, manufacturing capacities will need to grow in order for the Company to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that the Company’s manufacturing capacity will continue to be enhanced with its expanded office and laboratory space located in Monmouth Junction, New Jersey that was leased in May 2003, in addition to the laboratory space leased in December 2004, located in Jiashan, China.

(C) Liquidity

Since inception, the Company has incurred an accumulated deficit of $22,131,139 through March 31, 2006. For the quarter ended March 31, 2006 the Company had a net loss of $1,861,747 and used $2,725,777 of cash in operating activities. Management expects the Company’s losses to increase over the next several years, primarily due to the expansion of its drug development business, costs associated with clinical trial programs, resources allocated to our Chiral Quest subsidiary for the hiring of business development sales people, the hiring of additional chemists, marketing and advertising, and the expansion of its manufacturing capabilities. There can be no assurance that the Company will ever be able to operate profitably. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (UNAUDITED)

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

As of March 31, 2006, we had working capital of $3,328,690 and cash and cash equivalents of $3,281,205. Management anticipates that the Company’s capital resources will be adequate to fund its operations through the third quarter of 2006, assuming the Company achieves expected increases in revenue. If the Company is unable to increase revenues as expected, however, additional financing will be required during 2006 in order to fund operations. The most likely source of financing includes the private sale of our equity or debt securities or bridge loans to the Company from third party lenders. However, changes may occur that would consume available capital resources before that time. The Company’s working capital requirements will depend upon numerous factors, including, without limitation, the progress of our drug development and clinical programs, associated costs relating to milestone payments, license fees and manufacturing costs, regulatory approvals, in addition to the resources we devote to our Chiral Quest subsidiary’s sales and marketing capabilities, manufacturing expansions, progress of our research and development (“R&D”) programs’ technological advances, the status of competitors, and our ability to establish sales arrangements with new customers. Working capital will also be affected by the China facility expansion of office and laboratory space lease agreements that were entered into during 2004, along with the hiring of additional employees. Our management believes that by opening the facility in China, we will be able to significantly decrease our manufacturing costs and expenses, which will enable us to cost-effectively produce our ligands, catalysts, contract synthesis development projects, and other end user products more competitively and even more attractively to current and potential customers.

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

Our ability to achieve profitability depends upon, among other things, our ability to discover and develop products (specifically new “ligands”), and to sell our products on a commercial scale through a cost effective and efficient process. To the extent that we are unable to produce, directly or indirectly, ligands in quantities required for commercial use, we will not realize any significant revenues from our technology. Moreover, there can be no assurance that we will ever achieve significant revenues or profitable operations from the sale of any of our products or technologies.

(D) Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123(R) (“FAS 123R”), “Share-Based Payment”, revising the Statement of Financial Accounting Standards No. 123 (“FAS 123”) requiring that the fair value of all share-based payments to employees be recognized in the financial statements over the service period. We adopted FAS 123(R) effective January 1, 2006, using the modified-prospective transition method. Under this method, we are required to recognize compensation expense for the fair value of all awards granted after the date of adoption and for the unvested portion of previously granted options that remain outstanding as of the adoption date.

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with FAS 123R and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The initial non-cash charge to operations for non-employee options with vesting are valued at the end of each reporting period based upon the change in the fair value of the Company’s common stock until such options vest.

The Company has a stock incentive plan (the “Plan”) under which incentive stock options may be granted. In January 2006, the Board approved an amendment to the Plan, increasing the number of common shares available for grant to 6,500,000 shares of its $0.001 par value of common stock. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors, or other independent contractors who provide services to the Company or its subsidiaries.

The Company issued 1,068,000 shares of its $0.001 par value common stock during the first quarter of 2006. With the exception of 75,000 stock options granted to a non-employee director which vested immediately in the first quarter of 2006, all other options granted to employees and non-employee directors during the three months ended March 31, 2006 vest as to 33% of the shares on the first, second and third anniversary of the vesting commencement date.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (UNAUDITED)

Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

We recorded compensation expense in the three months ended March 31, 2006 for employee and director stock options of $264,538.

Prior to adopting FAS 123R, we applied the intrinsic value-based method of accounting prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and, accordingly, did not recognize compensation expense for stock option grants to employees and directors made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

The following table details the pro forma effect on the Company’s net loss and basic and diluted net loss per share had compensation expense for stock-based awards been recorded in the three months ended March 31, 2005 based on the fair value method under FAS 123 instead of the intrinsic value under APB 25:

Three Months Ended March 31, 2005
Net loss, as reported	$(1,298,423)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(114,508)
Pro forma, net loss	$(1,412,931)

Basic and diluted net loss per share, as reported	$(0.07)
Basic and diluted net loss per share, pro forma	$(0.08)

We used the Black-Scholes option pricing model to calculate the fair value of options under FAS 123R and APB 25. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted average fair values of the stock options issued at the dates of grant in the periods ended March 31, 2006 and 2005 were $0.80 and $1.24, respectively. The table below indicates the key assumptions used in the valuation calculations for options granted in the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Term	7 years	10 years
Volatility	210.14%-213.95%	108.01%-114.21%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.37%-4.83%	4.07%-4.36%
Forfeiture rate	22%	0%

The following table summarizes information about our stock incentive plans for the three months ended March 31, 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2006	4,975,852	$1.10
Options granted	1,068,000	$0.82
Options exercised	-	-
Options outstanding, March 31, 2006	6,043,852	$1.05	7.8	$674,910
Options exercisable, March 31, 2006	1,772,433	$2.18	6.4	$572,961

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (UNAUDITED)

As of March 31, 2006, there was $3,764,667 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a period of approximately 3 years.

There were no options exercised during the period ended March 31, 2006.

As of March 31, 2006, an aggregate of 456,148 shares remained available for future grants and awards under our stock incentive plans, which cover stock options and restricted stock awards. We issue unissued shares to satisfy stock option exercises and restricted stock awards.

(E) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for each period presented. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive shares from the assumed exercise of stock options and stock warrants would have had an antidilutive effect because the Company incurred a net loss during each period presented. The number of potentially dilutive shares excluded from the calculation was 27,094,367 at March 31, 2006 and 6,300,405 at March 31, 2005.

NOTE 2   INVENTORY

The principal components of inventory are as follows:

	March 31, 2006 (Unaudited)	December 31, 2005
Raw material compounds	$424,738	$410,912
Work in process	24,623	11,868
Finished goods	203,525	202,378
Total Inventory	$652,886	$625,158

NOTE 3 COMMITMENTS

In January 2006, the Company amended its lease agreement to extend its lease term to May 31, 2009 for its laboratory and office space located in Monmouth Junction, New Jersey. Effective June 1, 2006, the Company’s base rent for the remainder of the term is $19,439 per month.

Upon six months prior written notice to the landlord, the Company will have a one time option, without penalty, to terminate this lease effective as of May 31, 2008. As of March 31, 2006, the Company’s total remaining lease commitment was approximately $1,045,000 for rent, utilities and maintenance fees. Due to the escalation clause in the lease, the Company is straight-lining the expense of the lease over the term of the lease. The Company also issued the landlord options to purchase 20,000 shares of common stock. The fair value of the options issued to the landlord of $9,845 is being amortized on a straight-line basis over the term of the option agreement and included in rent expense.

On February 14, 2006, the Company entered into an employment agreement with Pamela Harris, M.D., F.A.C.P., our newly-appointed Chief Medical Officer. The agreement is for an indefinite term beginning on March 15, 2006 and provides for an initial base salary of $250,000, plus an annual target bonus of up to 20% of base salary based upon personal performance and an additional amount of up to 10% of base salary based upon Company performance. The agreement provides that for fiscal year 2006, Dr. Harris will be guaranteed at least 50% of the target bonus. The employment agreement also provides that Dr. Harris is entitled to receive options to purchase 200,000 shares of our common stock. The options will vest in three equal annual installments, commencing in March 15, 2007 and will be exercisable at $0.84 a price per share with an approximate fair value of $159,000 being amortized over three years. In addition, Dr. Harris shall be entitled, based on performance, to receive options to purchase an additional 200,000 shares of the Company’s common stock. These performance based options will be divided in to three separate grants and are expected to vest in annual installments over a 3-year period. Entitlement to the performance based options and the exact vesting schedule has not yet been determined. These performance based options criteria will be established after consideration of the development timelines relating to the Company’s two product candidates.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (UNAUDITED)

All terms of the options will be issued pursuant to the Company’s 2003 Stock Option Plan and will be exercisable by Dr. Harris as long as she remains employed by the Company; provided, however, if a “change of control” (as defined in the 2003 Plan) occurs during Dr. Harris’ employment, the vesting of the stock options shall accelerate and be deemed vested. Pursuant to the terms of the employment agreement, Dr. Harris is entitled to a housing allowance of up to $10,000 and relocation assistance for up to an additional $10,000. In the event that the Company terminates Dr. Harris’ employment without cause, Dr. Harris is entitled to receive her then annualized base salary for a period of six months from such termination.

NOTE 4  SEGMENT REPORTING

The Company has two business segments -Drug Development and Chiral Products and Services. The Company’s drug development business focuses on acquiring, developing and eventually commercializing human therapeutics in the areas of oncology, and antiviral diseases and disorders for which there are current unmet medical needs. The Company has the exclusive rights to develop and commercialize two oncology drug candidates. The Company’s chiral business, which we operate through our wholly-owned subsidiary, Chiral Quest, Inc., provides innovative chiral products, technology and custom synthesis development services to pharmaceutical and fine chemical companies in all stages of a product lifecycle. For the quarter ended March 31, 2006, the Company’s drug development business expenses primarily consisted of manufacturing, licensing, regulatory, and clinical development costs, administrative and rent expenses, totaling approximately $700,000 or approximately 38% of the Company’s overall net loss. The Company’s chiral business in the United States and China contributed to the majority of the Company’s other operating expenses during the first quarter of 2006 and primarily all of the expenses in the first quarter of 2005 and substantially all revenue, property and equipment. Of the Company’s total assets, approximately 7% are held in its Chiral Quest, Ltd. Jiashan, China facility as of March 31, 2006. The Company’s Chiral Quest, Ltd., Jiashan, China subsidiary contributed to approximately 3% of the Company’s overall net loss for the quarter ended March 31, 2006.

NOTE 5  MERGER

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

Additionally, as contemplated by the merger agreement, on October 18, 2005, the Company assumed outstanding indebtedness of Greenwich of $823,869, all of which is payable to Paramount BioCapital Investments, Inc., pursuant to a promissory note dated October 17, 2005, referred to as the (“Note”).

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

Accordingly, on October 18, 2005, upon completion of the private placement, the Company satisfied a portion of the total indebtedness outstanding under the Note by making a cash payment of $264,623 and another portion by issuing to Paramount BioCapital Investments, Inc. 392,830 shares valued at the $.75 offering price of the October 2005 private placement, the equivalent of $294,623 of the Company’s common stock. In the event that the Company does not complete the financing(s) resulting in aggregate gross proceeds of at least $10 million prior to the Note’s maturity date, the Company will be required to satisfy the final portion of $264,623 at maturity in October 2006.

The acquisition of Greenwich on October 18, 2005 was accounted for under the purchase method of accounting and accordingly, the results of operations of Greenwich have been consolidated with those of the Company only from the date of acquisition.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (UNAUDITED)

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company and Greenwich for the three months ended March 31, 2005 assuming the acquisition had been consummated at the beginning of that period. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the period ($000's, except per share information).

Three months ended March 31,
2005
Net Loss	$(1,898)

Basic and diluted loss per common share	$(0.05)

Weighted average common shares outstanding - basic and diluted	37,965

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Overview

Since its inception in October 2000, VioQuest has provided innovative chiral products and services to pharmaceutical and fine chemical companies in all stages of their products’ lifecycles. Since August 2004, the Company has provided such products and services through its wholly-owned subsidiary, Chiral Quest, Inc. (“Chiral Quest”). Chiral Quest develops chemical catalysts used in the synthesis of desired isomers of chiral molecules using asymmetrical catalysis technology (the “Technology”) owned by the Pennsylvania State University Research Foundation (“PSRF”), the technology arm of The Pennsylvania State University (“PSU”). Chiral Quest has a worldwide, exclusive license from PSRF for the inventions covered by the license. The original license agreement was entered into on November 8, 2000.

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

On April 11, 2006, the Company received an acceptance letter for its Investigational New Drug Application (IND) for VQD-002 from the Food and Drug Administration (“FDA”). The FDA completed their review of the Company’s IND submission and have concluded that the clinical investigations (s) described in the protocol may begin.

From the Company’s inception through March 31, 2006, it has generated sales but not any net profits. With respect to the Company’s Chiral Quest operations, management believes that the Company’s sales, marketing, manufacturing capacities will need to grow in order for the Company to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that the Company’s manufacturing capacity will continue to be enhanced with its expanded office and laboratory space located in Monmouth Junction, New Jersey that was leased in May 2003, in addition to the laboratory space leased in December 2004, located in Jiashan, China.

The Company’s ability to achieve profitability depends upon, among other things, its ability to discover and develop products (specifically new “ligands”), and to sell its products on a commercial scale through a cost effective and efficient process. To the extent that the Company is unable to produce, directly or indirectly, ligands in quantities required for commercial use, it will not realize any significant revenues from its technology. Moreover, there can be no assurance that it will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred an accumulated deficit of $22,131,139 through March 31, 2006. For the three months ended March 31, 2006, the Company had a net loss of $1,861,747. Management expects the Company’s losses to increase over the next several years, primarily due to the costs related to the development and commercialization of our two recently-acquired two anti-cancer therapeutic compounds, in addition to the expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities. These matters raise doubt about its ability to continue as a going concern. There can be no assurance that the Company will ever be able to operate profitably.

On October 18, 2005, the Company sold 11,179,975 Shares of its common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of common stock, the investors also received 5-year Warrants to purchase an aggregate of 4,471,975 shares at an exercise price of $1.00 per share. In connection with the private placement, the Company paid an aggregate of approximately $587,000 in commissions to Paramount BioCapital, Inc., which served as the placement agent in connection with the offering, together with an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share. Net proceeds to the Company after deducting placement agent fees and other expenses relating to the private placement, were approximately $7.5 million. As of March 31, 2006, we had working capital of $3,328,690 and cash and cash equivalents of $3,281,205.

Management anticipates that the Company’s capital resources as of March 31, 2006 will be adequate to fund its operations through the third quarter of 2006, assuming the Company achieves expected increases in revenue.

If the Company is unable to increase revenues as expected, however, additional financing will be required during 2006 in order to fund operations.

The Company’s combined capital requirements will depend on numerous factors, including: acquiring, developing and commercializing therapies for oncology, metabolic and inflammatory diseases and disorders; competing technological and market developments; changes in our existing collaborative relationships; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute; the purchase of additional capital equipment; the establishment and funding of the Chiral Quest, Jiashan, China facility; the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated; and the costs associated with the drug development process related to acquiring, developing and commercializing a drug candidate.

On October 18, 2005, we acquired Greenwich Therapeutics, Inc., a privately-held biotechnology company with exclusive license rights to develop and commercialize two anti-cancer therapeutic candidates - VQD-001 (sodium stibogluconate) and VQD-002 (triciribine). We acquired Greenwich in furtherance of our plan to expand our business into drug development. As a result of this acquisition, we will immediately undertake funding development of VQD-001 and VQD-002, which has significantly increased our expected cash expenditures and will continue to increase over the next 12 months and thereafter. The completion of development of VQD-001 and VQD-002, both of which are only in early stages of clinical development, is very lengthy and expensive process. Until such development is complete and the U.S. Food and Drug Administration (or the comparable regulatory authorities of other countries) approve VQD-001 and VQD-002 for sale, we will not be able to sell these products until such approval is obtained.

Results of Operations - For the Three Months Ended March 31, 2006 vs. March 31, 2005

Our revenues for the three months ended March 31, 2006 were $598,876 as compared to $597,768 for the three months ended March 31, 2005. For the three months ended March 31, 2006, substantially all of our revenue was derived from customized process development services sold to third parties (accounting for 80% of total revenue), sales of our catalysts and ligands (11% of total revenue) and 9% of total revenue was derived from feasibility screening services and additional contract services.

Cost of goods sold for the three months ended March 31, 2006 was $318,149 as compared to $396,760 during the three months ended March 31, 2005. The decrease in cost of goods sold is attributed to the Company having lower costs of materials and direct labor used in the production of its commercial quantity ligands, catalysts and process development services, resulting from the Company utilizing a greater percentage of its China facility and outside contractors during the first quarter 2006.

Our gross profit percentage increased to approximately 47% for the three months ended March 31, 2006 as compared to 34% for the period ended March 31, 2005. The primary reason the gross profit percentage increased is attributed to the Company having lower costs of material and direct labor used in the production of its commercial quantity ligands, catalysts and process development services, resulting from the Company utilizing a greater percentage of its China facility and outside contractors during the first quarter 2006.

Management and consulting fees for the three months ended March 31, 2006 were $52,088 as compared to $117,348 during the three months ended March 31, 2005. Management and consulting fees consist of the consulting agreement with our Chief Technology Officer (“CTO”), at a rate of $10,000 per month effective May 15, 2003. Management and consulting fees also consist of approximately $16,000 of stock option charges resulting from the fair value of options issued to consultants, and scientific advisory board members granted during 2003 accounted for under variable accounting. The primary reason for the decrease in management and consulting fees in 2006 compared to 2005 is a result of the Company’s amortization for deferred consulting expenses for the CTO and PSRF ending in the third quarter 2005, in addition to lower expenses resulting from the issuance of stock options to consultants, and scientific advisory board members during the first quarter 2006.

Our R&D expenses for the three months ended March 31, 2006 were $595,037 as compared to $524,013 during the three months ended March 31, 2005. R&D primarily includes costs associated to the clinical development, manufacturing, licensing and regulatory costs of VQD-001 and VQD-002, in addition to purchases of laboratory materials and supplies such as chemicals, solvents, glassware used as part of the facility’s test pilot programs for the formulation and analyzing of our proprietary catalysts, ligands, and our next generation technology of building blocks to determine their technological feasibility and also costs for sponsoring two post doctorates at PSU to develop reports on our technological feasibility of our proprietary technology through preparing sample batches for analysis in the Monmouth Junction, New Jersey office. The primary increase is a result of our drug development costs associated with VQD-001 and VQD-002, which commenced in October 2005 through the acquisition of Greenwich Therapeutics.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2006 were $1,464,333 as compared to $810,892 during the three months ended March 31, 2005. This increase in SG&A expenses was due in part to the impact of expensing employee and director stock options of approximately $265,000 in accordance with FAS 123R, increased rent expense for the New Jersey facilities as a result of the Company’s expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the President and CEO hired in February 2005, the Vice President of Corporate Business Development hired in July 2005, and the Chief Medical Officer hired in March 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes.

Depreciation and amortization expenses for the three months ended March 31, 2006 were $78,184 as compared to $53,664 during the three months ended March 31, 2005. This increase was primarily related to the fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the leased facilities and recent expansions in New Jersey, in addition to the equipment and leasehold improvement expenditures related to the newly leased Jiashan facility which has become fully operational as of May 2005.

Interest income, net for the three months ended March 31, 2006 was $47,168 as compared to $6,486 for the three months ended March 31, 2005. The increase in interest income is attributed to having higher cash reserves for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, as a result of the funds received from the private placement of the Company’s common stock in October 2005.

Our net loss for the three months ended March 31, 2006 was $1,861,747 as compared to $1,298,423 for the three months ended March 31, 2005. The increased net loss for the three months ended March 31, 2006 as compared to March 31, 2005 was attributable to higher SG&A expenses due in part to the impact of expensing employee and director stock options of approximately $265,000 in accordance with FAS 123R, increased rent expense for the New Jersey facilities as a result of the Company’s expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the President and CEO hired in February 2005, the Vice President of Corporate Business Development hired in July 2005, and the Chief Medical Officer hired in March 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes in addition to R&D expenses related to the Company’s drug development costs, including, manufacturing, licensing, clinical development costs. We expect losses to continue in the next year from the costs associated with the drug development process related to developing our drug candidates, in addition to continue to expand operations in New Jersey and in Jiashan.

Liquidity and Capital Resources

Since inception, the Company has incurred an accumulated deficit of $22,131,139 through March 31, 2006. For the three months ended March 31, 2006, the Company had a net loss of $1,861,747. As of March 31, 2006, the Company had working capital of $3,328,690 and cash and cash equivalents of $3,281,205. However, we expect losses to increase over the next several years, primarily due to the costs related to the Company’s development and commercializing of our two anti-cancer therapeutic compounds, such as costs associated to clinical trials, regulatory approvals, uses of consultants, license milestone payments to the Cleveland Clinic Foundation and the University of South Florida and patent filing expenses, in addition to the expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities. There can be no assurance that we will ever be able to operate profitably. Management anticipates that the Company’s capital resources will be adequate to fund its operations through the third quarter of 2006, assuming the Company achieves expected increases in revenue. If the Company is unable to increase revenues as expected, however, additional financing will be required during 2006 in order to fund operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s net cash used in operating activities for the three months ended March 31, 2006 was $2,725,777. The Company’s net cash used in operating activities primarily resulted from a net loss of $1,861,747 offset by non-cash items consisting of depreciation and amortization of $78,184, the impact of expensing employee, director and consultant stock options in accordance with FAS 123R of $264,538, and the impact of expensing consultants’ options in accordance with EITF 96-18 under variable accounting for $16,222. An increase in accounts receivable of $326,184 was a result of higher sales in the fourth quarter 2005 and first quarter 2006 compared to prior periods. A decrease in accounts payable and accrued expenses is the result of operational expenditures of $436,858 and $334,550 which were remitted during the first quarter 2006, respectively.

The Company’s net cash used in investing activities for the three months ended March 31, 2006 totaled $14,417, which resulted from capital expenditures of $8,274 were attributed to the purchases of laboratory, computer and office equipment for the New Jersey and China facilities. Additionally, payments for intellectual property totaled $6,143 were attributed to patent defense and filing costs.

The Company had no financing activities in the first quarter of 2006 and 2005. However, on October 18, 2005, the Company sold 11,179,975 shares of its common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of common stock, the investors also received 5-year warrants to purchase an aggregate of 4,471,975 shares at an exercise price of $1.00 per share. In connection with the private placement, the Company paid an aggregate of approximately $587,000 in commissions to Paramount BioCapital, Inc., which served as the placement agent in connection with the offering, together with an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share. Net proceeds to the Company after deducting placement agent fees and other expenses relating to the private placement, were approximately $7.5 million.

The Company’s combined capital requirements will depend on numerous factors, including: the costs related to developing and commercializing our two anti-cancer therapeutic compounds, in addition to the expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities, competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome if any potentially related litigation or other dispute, the purchase of additional capital equipment, acquisition of technologies, the establishment and funding of Chiral Quest’s, Jiashan, China facility, and the development and regulatory approval progress of its customers’ product candidates into which the Company’s technology will be incorporated.

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

We have formed two China subsidiaries through which we have opened a laboratory facility in the People’s Republic of China. We have provided approximately $655,000 of capital to the China subsidiary as of March 31, 2006. We believe that by the opening of this facility in China to produce our proprietary ligands, catalysts, chemical building blocks and related compounds, we will be able to significantly decrease our manufacturing costs and expenses, enabling us to cost-effectively produce our ligands and end products in efforts to make our products substantially more competitive and even more attractive to current and potential customers. The China facility’s operations commenced in the third quarter of 2005.

Item 3. Controls and Procedures

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the fiscal three months ended March 31, 2006, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)     Exhibits

Exhibit No.	Description

10.1
Letter agreement between the Company and Pamela Harris dated February 15, 2006 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005).

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

VIOQUEST PHARMACEUTICALS, INC.
Date: May 12, 2006	By:	/s/ Daniel Greenleaf
Daniel Greenleaf President & Chief Executive Officer
Date: May 12, 2006	By:	/s/ Brian Lenz
Brian Lenz Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.