Form 10QSB
period 2006-06-30
VioQuest Pharmaceuticals, Inc.
filed 2006-08-11
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-16686

VIOQUEST PHARMACEUTICALS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	58-1486040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Mount Airy Road, Suite 203, Basking Ridge, New Jersey 07920
(Address of Principal Executive Offices)

(908) 766-4400
(Issuer’s telephone number, Including area code)

(Former name, former address and former fiscal year, if changed from last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_|  No |X|

As of August 11, 2006 there were 46,729,519 shares of the issuer’s common stock, $0.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes |_| No |X|

Index

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements	1
Item 2.	Management’s Discussion and Analysis
	or Plan of Operations	11
Item 3.	Controls and Procedures	15
PART II	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
	Signatures	17
	Exhibit Index	18

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operations” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “plan,” “anticipate,” “believe,” “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following:

•	the possibility that the results of clinical trials will not be successful;
•	the possibility that our development efforts relating to our product candidates, including VQD-001 and VQD-002, will not be successful;
•	the inability to obtain regulatory approval of our product candidates;
•	our reliance on third-parties to develop our product candidates;
•	our lack of experience in developing and commercializing pharmaceutical products;
•	the possibility that our licenses to develop and commercialize our product candidates may be terminated;
•	the continued availability of the chief technology officer of our chiral business;
•	our ability to obtain additional financing;
•	our ability to develop and maintain customer relationships in our chiral business;
•	regulatory developments relating to and the general success of our and our chiral customers’ products; and
•	our ability to protect our proprietary technology.

Other risks are described under the section entitled “Risk Factors” following Item 1 in Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

	June 30, 2006 (Unaudited)	December 31, 2005 (Note 1A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,326,919	$6,021,399
Accounts receivable	430,061	227,695
Inventory	716,695	625,158
Other current assets	266,413	49,184
Total Current Assets	3,740,088	6,923,436

PROPERTY AND EQUIPMENT, NET	658,795	757,151
SECURITY DEPOSITS	71,291	69,819
INTELLECTUAL PROPERTY RIGHTS, NET	655,382	628,897
OTHER ASSETS	33,026	-
TOTAL ASSETS	$5,158,582	$8,379,303

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,086,514	$1,135,681
Accrued compensation	306,614	480,000
Accrued expenses	250,436	119,990
Note payable - Paramount BioCapital (See Note 5)	264,623	264,623
Deferred revenue	40,000	40,000
TOTAL LIABILITIES	1,948,187	2,040,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2006 and December 31, 2005	-	-
Common stock; $0.001 par value: 100,000,000 shares authorized at June 30, 2006 and December 31, 2005, 46,729,519 shares issued and outstanding at June 30, 2006 and December 31, 2005	46,729	46,729
Additional paid-in capital	27,113,156	26,561,672
Accumulated deficit	(23,949,490)	(20,269,392)
Total Stockholders' Equity	3,210,395	6,339,009
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,158,582	$8,379,303

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

REVENUE	$857,320	$1,502,171	$1,456,196	$2,099,939

COST OF GOODS SOLD (Excluding Depreciation)	623,773	1,058,771	941,922	1,455,531

GROSS PROFIT	233,547	443,400	514,274	644,408

OPERATING EXPENSES
Management and consulting fees	87,085	139,374	139,173	256,722
Research and development	430,833	137,785	1,025,870	661,798
Selling, general and administrative	1,456,659	1,250,146	2,920,992	2,061,040
Depreciation and amortization	79,453	68,397	157,637	122,061
Total Operating Expenses	2,054,030	1,595,702	4,243,672	3,101,621

LOSS FROM OPERATIONS	(1,820,483)	(1,152,302)	(3,729,398)	(2,457,213)

INTEREST INCOME, NET	2,132	5,254	49,300	11,740

NET LOSS	$(1,818,351)	$(1,147,048)	$(3,680,098)	$(2,445,473)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.05)	$(0.06)	$(0.10)	$(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	38,165,124	17,827,924	38,165,124	17,827,924

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2006	46,729,519	$46,729	$26,561,672	$(20,269,392)	$6,339,009
Impact of employee and director stock-based compensation	—	—	514,051	—	514,051
Impact of stock-based compensation to consultants	—	—	37,433	—	37,433
Net loss	—	—	—	(3,680,098)	(3,680,098)
Balance, June 30, 2006	46,729,519	$46,729	$27,113,156	$(23,949,490)	$3,210,395

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,680,098)	$(2,445,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,637	122,061
Impact of employee and director stock-based compensation	514,051	-
Impact of consultant stock-based compensation	37,433	145,697
Changes in operating assets and liabilities:
Accounts receivable	(202,366)	89,205
Inventory	(91,537)	(19,535)
Other assets	(250,255)	(50,509)
Security deposits	(1,472)	(29,756)
Accounts payable	(49,167)	1,065,165
Accrued expenses	(42,940)	82,711
Deferred revenue	-	(438,632)
Net Cash Used In Operating Activities	(3,608,714)	(1,479,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	(34,892)	(407,600)
Payments for intellectual property rights	(50,874)	(24,012)
Net Cash Used In Investing Activities	(85,766)	(431,612)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,694,480)	(1,910,678)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,021,399	3,065,547
CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,326,919	$1,154,869

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB of VioQuest Pharmaceuticals, Inc. as of and for the year ended December 31, 2005. The accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited balance sheet as of that date included in the Form 10-KSB. As used herein, the terms the “Company” or “VioQuest” refer to VioQuest Pharmaceuticals, Inc. (formerly Chiral Quest, Inc.) together with its subsidiaries.

The accompanying consolidated financial statements include the accounts of VioQuest Pharmaceuticals, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The functional currency of Chiral Quest, Ltd., Jiashan, China, a wholly-owned subsidiary of the Company, is the United States Dollar. As such, all transaction gains and losses are recorded in operations.

(B) Nature of Operations

Since its inception in October 2000, the Company has provided innovative chiral products and services to pharmaceutical and fine chemical companies in all stages of their products’ lifecycles. Since August 2004, the Company has provided such products and services through its wholly-owned subsidiary, Chiral Quest, Inc. (“Chiral Quest”). Chiral Quest develops chemical catalysts used in the synthesis of desired isomers of chiral molecules using asymmetrical catalysis technology owned by the Pennsylvania State University Research Foundation (“PSRF”), the technology arm of The Pennsylvania State University (“PSU”). Chiral Quest has a worldwide, exclusive license from PSRF for the inventions covered by the license. The original license agreement was entered into on November 8, 2000. The PSRF license agreement requires the Company to use its reasonable best efforts to achieve gross revenues of at least $500,000 in calendar year 2006, and each subsequent year thereafter. Should the Company fail to obtain this milestone, the PSRF has the right, but not the obligation, to terminate the license agreement on the grounds that the Company did not use its best efforts to achieve those milestones.

In August 2004, the Company expanded its business plan to focus additionally on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment of oncology and antiviral diseases and disorders for which there are unmet medical needs. In accordance with this expanded business plan, in October 2005, the Company acquired in a merger transaction Greenwich Therapeutics, Inc., a privately-held New York-based biotechnology company that held exclusive rights to develop and commercialize two oncology drug candidates - Sodium Stibogluconate or VQD-001, and Triciribine-Phosphate or VQD-002. The rights to these two oncology drug candidates, VQD-001 and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. As a result of the Company’s acquisition of Greenwich Therapeutics, the Company holds exclusive rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001 and VQD-002.

From the Company’s inception through June 30, 2006, Chiral Quest has accounted for all of the sales generated by the Company, which have not provided any net profits. With respect to the Company’s Chiral Quest operations, management believes that the Company’s sales, marketing, and manufacturing capacities will need to grow in order for the Company to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that the Company’s manufacturing capacity will continue to be enhanced with its expanded office and laboratory space located in Monmouth Junction, New Jersey that was leased in May 2003, in addition to the laboratory space located in Jiashan, China that was leased in December 2004.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (UNAUDITED)

(C) Liquidity

Since inception, the Company has incurred an accumulated deficit of $23,949,490 through June 30, 2006. For the three and six months ended June 30, 2006, the Company had net losses of $1,818,351 and $3,680,098, respectively, and used $3,608,714 of cash in operating activities for the six months ended June 30, 2006.

Management expects the Company’s losses to increase over the next several years, primarily due to the expansion of its drug development business, costs associated with the clinical development of VQD-001 and VQD-002, resources allocated to the Company’s Chiral Quest subsidiary for the hiring of business development sales personnel, the hiring of additional chemists, marketing and advertising programs, and the expansion of its manufacturing capabilities. There can be no assurance that the Company will ever be able to operate profitably. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred negative cash flow from operations since the business was started. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing the business strategy, including planned development efforts relating to the Company’s drug candidates, clinical trials, and research and development efforts.

As of June 30, 2006, the Company had working capital of $1,791,901 and cash and cash equivalents of $2,326,919. Management anticipates that the Company’s capital resources will be adequate to fund its operations through the third quarter of 2006. Additional financing will be required during 2006 in order to fund operations. The most likely source of financing includes the private sale of the Company’s equity or debt securities, or bridge loans to the Company from third party lenders. However, changes may occur that would consume available capital resources before that time. The Company’s working capital requirements will depend upon numerous factors. For example, with respect to the Company's drug development business, its working capital requirements will depend on, among other factors, the progress of its drug development and clinical programs, including associated costs relating to milestone payments, license fees, manufacturing costs, regulatory approvals, and the hiring of additional employees. The Company's working capital requirements will also depend on factors relating to its Chiral Quest business, including without limitation, the resources it devotes to Chiral Quest's sales and marketing capabilities, and manufacturing expansions, the progress of its R&D programs' technological advances, the status of competitors, its ability to establish sales arrangements with new customers, and the expansion of the China facility's office and laboratory space lease agreements, along with the hiring of additional employees. The Company's management believes that by opening the facility in China, its Chiral Quest business will be able to decrease manufacturing costs and expenses significantly, which will enable the Company to produce ligands, catalysts, contract synthesis development projects, and other end user products cost-effectively, and more competitively to current and potential customers.

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

The Company’s ability to achieve profitability depends upon, among other things, the ability to discover and develop products (specifically new ligands), and to sell products on a commercial scale through a cost-effective and efficient process. To the extent that the Company is unable to produce, directly or indirectly, ligands in quantities required for commercial use, the Company will not realize any significant revenues from its technology. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

(D) Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123(R) (“FAS 123R”), “Share-Based Payment”, revising the Statement of Financial Accounting Standards No. 123 (“FAS 123”) requiring that the fair value of all share-based payments to employees be recognized in the financial statements over the service period. The Company adopted FAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, the Company is required to recognize compensation expense for the fair value of all awards granted to employees after the date of adoption and for the unvested portion of previously granted options that remain outstanding as of the adoption date.

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with FAS 123R and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The initial non-cash charge to operations for non-employee options with vesting is subsequently adjusted at the end of each reporting period based upon the change in the fair value of the Company’s common stock until such options vest.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (UNAUDITED)

The Company has a stock incentive plan (the “Plan”) under which incentive stock options may be granted. In January 2006, the Board approved an amendment to the Plan, increasing the number of common shares available for grant to 6,500,000 stock options for the purchase of its $0.001 par value of common stock. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors, or other independent contractors who provide services to the Company or its subsidiaries.

The Company issued options to purchase an aggregate of 114,000 and 1,182,000 shares of its common stock, $0.001 par value per share, during the three and six months ended June 30, 2006, respectively.

With the exception of the immediate vesting of 75,000 stock options granted to a non-employee director in the first quarter of 2006, and 50,000 performance -based stock options granted to a consultant and 10,000 stock options granted to Scientific Advisory Board members during the second quarter of 2006, options granted to employees and non-employee directors during the three and six months ended June 30, 2006 vest as to 33% of the shares on the first, second and third anniversary of the vesting commencement date.

Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

The Company recorded compensation expense in the three and six months ended June 30, 2006 for employee and director stock options of $249,513 and $514,051, respectively.

Prior to adopting FAS 123R, the Company applied the intrinsic value-based method of accounting prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and, accordingly, did not recognize compensation expense for stock option grants to employees and directors made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

The following table details the pro forma effect on the Company’s net loss and basic and diluted net loss per share had compensation expense for stock-based awards been recorded in the three and six months ended June 30, 2005 based on the fair value method under FAS 123 instead of the intrinsic value method under APB 25:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(1,147,048)	$(2,445,473)
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of taxes	(130,637)	(240,303)
Pro forma, net loss	$(1,277,685)	$(2,685,776)

Basic and diluted net loss per share, as reported	$(0.06)	$(0.14)
Basic and diluted net loss per share, pro forma	$(0.07)	$(0.15)

The Company used the Black-Scholes option pricing model to calculate the fair value of options under FAS 123R and APB 25. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted average fair values of the stock options issued at the dates of grant in the periods ended June 30, 2006 and 2005 were $0.84 and $0.85, respectively. The table below indicates the key assumptions used in the valuation calculations for options granted in the three and six months ended June 30, 2006 and 2005:

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Term	7 years	10 years	7 years	10 years
Volatility	217.17%	64%-128%	210.14%-217.17%	64%-128%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.96%	2%-5%	4.37%-4.96%	2%-5%
Forfeiture rate	23%		22%-23%	0%

The following table summarizes information about the Company’s stock incentive plan for the six months ended June 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2006	4,975,852	$1.10
Options granted	1,182,000	$0.81
Options cancelled	(80,000)	-
Options outstanding, June 30, 2006	6,077,852	$0.86	7.5	$1,144,508
Options exercisable, June 30, 2006	1,930,612	$1.28	6.1	$610,221

As of June 30, 2006, there was $4,056,453 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a period of approximately 3 years.

There were no options exercised during the three and six months ended June 30, 2006.

As of June 30, 2006, an aggregate of 422,148 shares remained available for future grants and awards under the Company’s stock incentive plan, which covers stock options and restricted stock awards. The Company issues unissued shares to satisfy stock option exercises and restricted stock awards.

(E) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for each period presented. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive shares from the assumed exercise of stock options and stock warrants would have had an antidilutive effect because the Company incurred a net loss during each period presented. The number of potentially dilutive shares excluded from the calculation was 27,128,366 (of which 12,486,119 were warrants, 8,564,395 were common shares held in escrow based upon clinical milestones of VQD-001 and VQD-002, as a result of the acquisition of Greenwich Therapeutics, and 6,077,852 stock options) at June 30, 2006 and 6,296,405 at June 30, 2005.

NOTE 2  INVENTORY

The principal components of inventory are as follows:

	June 30, 2006 (Unaudited)	December 31, 2005
Raw material compounds	$404,508	$410,912
Work in process	73,671	11,868
Finished goods	238,516	202,378
Total Inventory	$716,695	$625,158

NOTE 3 COMMITMENTS

In January 2006, the Company entered into an amendment to its lease agreement, extending the lease term to May 31, 2009 for its laboratory and office space located in Monmouth Junction, New Jersey. Effective June 1, 2006, the Company’s base rent for the remainder of the term is $19,439 per month.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (UNAUDITED)

Upon six months prior written notice to the landlord, the Company will have a one-time option, without penalty, to terminate this lease effective as of May 31, 2008. As of June 30, 2006, the Company’s total remaining lease commitment was approximately $964,670 for rent, utilities and maintenance fees. In May 2003, the Company also issued the landlord stock options to purchase 20,000 shares of common stock attributed. The fair value of the options issued to the landlord of $9,845 is being amortized on a straight-line basis over the term of the option agreement and included in rent expense.

On February 14, 2006, the Company entered into an employment agreement with Pamela Harris, M.D., F.A.C.P., its Chief Medical Officer. The agreement is for an indefinite term beginning on March 15, 2006 and provides for an initial base salary of $250,000, plus an annual target bonus of up to 20% of base salary based upon personal performance and an additional amount of up to 10% of base salary based upon Company performance. The agreement provides that for fiscal year 2006, Dr. Harris will be guaranteed at least 50% of the target bonus. The employment agreement also provides that Dr. Harris is entitled to receive options to purchase 200,000 shares of the Company’s common stock. The options will vest in three equal annual installments, commencing in March 15, 2007 and will be exercisable at $0.84 per share. The options had an approximate fair value of $159,000, which is being amortized over three years. In addition, Dr. Harris shall be entitled, based on performance, to receive options to purchase an additional 200,000 shares of the Company’s common stock. These performance-based options will be divided into three separate grants and will vest in annual installments over a 3-year period. Entitlement to the performance based options and the exact vesting schedule have not yet been determined. The performance-based options criteria will be established by the President and CEO after consideration of the development timelines relating to the Company’s two product candidates.

All terms of the options will be in accordance with the Company’s 2003 Stock Option Plan (the “Plan”) and all of the options will be exercisable by Dr. Harris as long as she remains employed by the Company; provided, however, that if a “change of control” (as defined in the Plan) occurs during Dr. Harris’ employment, the options will be deemed vested. Pursuant to the terms of the employment agreement, Dr. Harris is entitled to a housing allowance of up to $10,000 and relocation assistance for up to an additional $10,000. In the event that the Company terminates Dr. Harris’ employment without cause, Dr. Harris is entitled to receive her then annualized base salary for a period of six months from such termination.

NOTE 4 SEGMENT REPORTING

The Company has two business segments: Drug Development and Chiral Products and Services. The Company’s drug development business which is operated through VioQuest, focuses on acquiring, developing and eventually commercializing human therapeutics in the areas of oncology, and antiviral diseases and disorders for which there are current unmet medical needs. The Company has the exclusive rights to develop and commercialize two oncology drug candidates. The Company’s chiral business, which is operated through Chiral Quest, provides innovative chiral products, technology and custom synthesis development services to pharmaceutical and fine chemical companies in all stages of a product lifecycle. For the three and six months ended June 30, 2006, the Company’s drug development business expenses primarily consisted of manufacturing, licensing, regulatory, and clinical development costs, administrative and rent expenses, totaling approximately $700,000 and $2,433,000, or approximately 34% and 57% of the Company’s total operating expenses, respectively. The Company’s chiral business in the United States and China contributed all of the revenue and the other 66% and 43% of the Company’s operating expenses during the three and six months ended June 30, 2006 and all of the revenue and substantially all of the operating expenses for the three and six months ended June 30, 2005. Of the Company’s total assets, approximately 8% are attributable to its Chiral Quest, Ltd. Jiashan, China facility as of June 30, 2006. Chiral Quest, Ltd., Jiashan, China contributed approximately 3% of the Company’s overall net loss for the three and six months ended June 30, 2006.

NOTE 5 MERGER

On October 18, 2005, the Company completed a merger with Greenwich Therapeutics, Inc., (“Greenwich”), a New York-based biotechnology company. In exchange for their shares of Greenwich common stock and pursuant to the merger agreement, the stockholders of Greenwich received an aggregate of 17,128,790 shares of the Company’s common stock and five-year warrants to purchase an additional 4,000,000 shares of the Company’s common stock at an exercise price of $1.41 per share.

Additionally, as contemplated by the merger agreement, on October 18, 2005, the Company assumed outstanding indebtedness of Greenwich of $823,869, all of which was payable to Paramount BioCapital Investments, LLC, pursuant to a promissory note dated October 17, 2005, referred to as the (“Note”). As of June 30, 2006, approximately $293,000 of principal and accrued interest remained outstanding under the Note.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (UNAUDITED)

At the closing of the merger, the Note was amended to provide that one-third would be converted into securities of the Company on the same terms as the Company’s October 2005 private placement, one-third of the outstanding indebtedness under the Note would be repaid upon the completion by the Company of a financing resulting in gross proceeds of at least $5 million, and the final one-third would be payable upon completion by the Company of one or more financings resulting in aggregate gross proceeds of at least $10 million (inclusive of the amounts raised in its previous $8.4 million financing).

Accordingly, on October 18, 2005, upon completion of the private placement of common stock for $7.5 million, net of expenses, the Company satisfied a portion of the total indebtedness outstanding under the Note by making a cash payment of $264,623 and another portion by issuing to Paramount BioCapital Investments, LLC 392,830 shares valued at the $.75 offering price of the October 2005 private placement, the equivalent of $294,623 of the Company’s common stock. In the event that the Company does not complete the financing(s) resulting in aggregate gross proceeds of at least $10 million prior to the Note’s maturity date, the Company will be required to satisfy the final portion of $264,623 at maturity in October 2006.

The acquisition of Greenwich on October 18, 2005 was accounted for under the purchase method of accounting and accordingly, the results of operations of Greenwich have been have been consolidated with those of the Company only from the date of acquisition.

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company and Greenwich for the three and six months ended June 30, 2005 assuming the acquisition had been consummated at the beginning of that period. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the period ($000's, except per share information).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss	$(1,273)	$(3,171)

Basic and diluted net loss per share, as reported	$(0.03)	$(0.08)
Weighted average common shares outstanding - basic and diluted	37,965	37,965

NOTE 6 SUBSEQUENT EVENTS

On August 8, 2006, the Company entered into a Severance Benefits Agreement (the “Agreement”) with the Company’s Chief Financial Officer, Brian Lenz. The Agreement provides that, in the event Mr. Lenz’s employment is terminated within one year following a Change of Control (as defined in the Agreement) and such termination is either without Cause, or is a Constructive Termination (as such terms are defined in the Agreement), then (A) Mr. Lenz shall be entitled to receive 12 months of his then annual compensation, payable in semi-monthly installments, (B) any and all outstanding options to purchase shares of the Company’s stock granted to Mr. Lenz shall immediately vest and become immediately exercisable (whether entered into before or after this date of this Agreement) and (C) Mr. Lenz shall be entitled to participate in the Company’s healthcare and insurance benefits program for a period of 12 months thereafter. If Mr. Lenz’s employment is terminated at a time other than a one-year period following a Change of Control and without Cause, then Mr. Lenz shall be entitled to receive (A) one-half of his then annual compensation, payable in semi-monthly installments over a period of six months and (B) the Company’s healthcare and insurance benefits program over a period of six months thereafter.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Overview

Since our inception in October 2000, we have provided pharmaceutical and fine chemical companies in all stages of the product lifecycles with innovative chiral products and services. Since August 2004, we have provided such products and services through our wholly-owned subsidiary, Chiral Quest, Inc. (“Chiral Quest”). Chiral Quest develops chemical catalysts used in the synthesis of desired isomers of chiral molecules using asymmetrical catalysis technology owned by the Pennsylvania State University Research Foundation (“PSRF”), the technology arm of The Pennsylvania State University (“PSU”). Chiral Quest has a worldwide, exclusive license from PSRF for the inventions covered by the license. The original license agreement was entered into on November 8, 2000. The PSRF license agreement requires us to use our reasonable best efforts to achieve gross revenues of at least $500,000 in calendar year 2006, and each subsequent year thereafter. Should we fail to obtain this milestone, the PSRF has the right, but not the obligation, to terminate the license agreement on the grounds that we did not use our best efforts to achieve those milestones.

In August 2004, we expanded our business plan to focus additionally on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment in oncology and antiviral diseases and disorders for which there are unmet medical needs. In accordance with this expanded business plan, in October 2005, we acquired, in a merger transaction Greenwich Therapeutics, Inc., a privately-held New York-based biotechnology company that held exclusive rights to develop and commercialize two oncology drug candidates - Sodium Stibogluconate or VQD-001, and Triciribine-Phosphate or VQD-002. The rights to these two oncology drug candidates, VQD-001 and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. As a result of our acquisition of Greenwich Therapeutics, we hold exclusive rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001 and VQD-002.

As a result of this acquisition, we immediately undertook funding development of VQD-001 and VQD-002, which has significantly increased our expected cash expenditures and will continue to increase our expenditures over the next 12 months and thereafter. The completion of development of VQD-001 and VQD-002, both of which are only in early stages of clinical development, is very lengthy and expensive process. Until such development is complete and the U.S. Food and Drug Administration (“FDA”) (or the comparable regulatory authorities of other countries) approve VQD-001 and VQD-002 for sale, we will not be able to sell these products.

On April 11, 2006, we received an acceptance letter for our Investigational New Drug Application (IND) for VQD-002 from the FDA. The FDA completed their review of our IND submission and have concluded that the clinical investigations (s) described in the protocol may begin.

From our inception through June 30, 2006, we have generated sales but not any net profits. With respect to our Chiral Quest operations, management believes that our sales, marketing, and manufacturing capacities will need to grow in order for us to be able to obtain significant licensing and manufacturing agreements with large fine chemical and pharmaceutical companies. Management believes that our manufacturing capacity will continue to be enhanced with our expanded office and laboratory space located in Monmouth Junction, New Jersey that was leased in May 2003, in addition to the laboratory space leased in December 2004, located in Jiashan, China.

Our ability to achieve profitability depends upon, among other things, our ability to discover and develop products (specifically new “ligands”), and to sell our products on a commercial scale through a cost-effective and efficient process. To the extent that were are unable to produce, directly or indirectly, ligands in quantities required for commercial use, we will not realize any significant revenues from our technology. Moreover, there can be no assurance that we will ever achieve significant revenues or profitable operations from the sale of any of our products or technologies.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Since inception, we have incurred an accumulated deficit of $23,949,490 through June 30, 2006. For the three and six months ended June 30, 2006, we had net losses of $1,818,351 and $3,680,098, respectively, and used $3,608,714 of cash in operating activities. Management expects our losses to increase over the next several years, primarily due to the costs related to the development and commercialization of our two recently-acquired anti-cancer therapeutic compounds, in addition to the expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities. There can be no assurance that we will ever be able to operate profitably.

On October 18, 2005, we sold 11,179,975 shares of our common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of our common stock, investors also received 5-year warrants to purchase an aggregate of 4,471,975 shares of our common stock at an exercise price of $1.00 per share. In connection with the private placement, we paid an aggregate of approximately $587,000 in commissions to Paramount BioCapital, Inc., which served as the placement agent in connection with the offering, together with an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share.

Our net proceeds, after deducting placement agent fees and other expenses relating to the private placement, were approximately $7.5 million.

As of June 30, 2006, we had working capital of $1,791,901 and cash and cash equivalents of $2,326,919. Management anticipates that our capital resources as of June 30, 2006 will be adequate to fund our operations through the third quarter of 2006. Additional financing will be required during 2006 in order to fund operations.

Our combined capital requirements will depend on numerous factors, including: acquiring, developing and commercializing therapies for oncology, metabolic and inflammatory diseases and disorders; competing technological and market developments; changes in our existing collaborative relationships; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute; the purchase of additional capital equipment; the establishment and funding of the Chiral Quest, Jiashan, China facility; the development and regulatory approval progress of our customers’ product candidates into which our technology will be incorporated; and the costs associated with the drug development process related to acquiring, developing and commercializing a drug candidate.

Results of Operations - For the Three Months Ended June 30, 2006 vs. June 30, 2005

Our revenues for the three months ended June 30, 2006 were $857,320 as compared to $1,502,171 for the three months ended June 30, 2005. For the three months ended June 30, 2006, sales comprised of customized process development services sold to third parties accounted for 73% of total revenue, sales of our proprietary technology consisting of catalysts, ligands and building blocks accounted for 23% of total revenue, and 4% of total revenue was derived from feasibility screening services and additional contract services. The decrease in revenues is attributed to a significant customer requiring a lesser quantity of product for a specific project in the second quarter of 2006 as compared to the second quarter of 2005. Revenues from this customer are expected to continue throughout 2006 and beyond, however, these foreseeable revenues are predicated based upon their clinical trial programs and progress.

Cost of goods sold for three months ended June 30, 2006 was $623,773 as compared to $1,058,771 during the three months ended June 30, 2005. The decrease in cost of goods sold is attributed to producing and selling a lower quantity of product to a significant customer during the second quarter of 2006 as compared to the second quarter of 2005.

Our gross profit percentage decreased to approximately 27% for the three months ended June 30, 2006 as compared to 30% for the three months ended June 30, 2005. The primary reason that the gross profit percentage decreased is attributed to selling a greater quantity of our proprietary technology consisting of catalysts, ligands and building blocks, which are produced from our New Jersey facility, as compared to the three months ended June 30, 2005 when we sold a greater percentage of customized process development services, yielding higher gross profits.

Management and consulting fees for the three months ended June 30, 2006 were $87,085 as compared to $139,374 during the three months ended June 30, 2005. Management and consulting fees consist of the consulting agreement with our Chief Technology Officer (“CTO”), at a rate of $10,000 per month effective May 15, 2003. Management and consulting fees also consist of approximately $21,000 of stock option charges resulting from changes in the fair value of options issued to consultants for the three months ended June 30, 2006, and scientific advisory board members granted during 2003 accounted for under variable accounting. The decrease in management and consulting fees in 2006 compared to 2005 is a result of our amortization for deferred consulting expenses for the CTO and PSRF licensing arrangement, ending in the third quarter 2005, in addition to lower expenses resulting from the issuance of stock options to consultants and scientific advisory board members during the second quarter 2006.

Our research and development (“R&D”) expenses for the three months ended June 30, 2006 were $430,833 as compared to $137,785 during the three months ended June 30, 2005. R&D expenses primarily include costs associated with the clinical development, manufacturing, licensing and regulatory costs of VQD-001 and VQD-002, in addition to purchases of laboratory materials and supplies such as chemicals, solvents, glassware used as part of the facility’s test pilot programs for the formulation. Research and development expenses also include costs associated with analyzing our proprietary catalysts, ligands, and our next generation technology of building blocks to determine their technological feasibility, and sponsoring two post doctorates at PSU to develop reports on the technological feasibility of our proprietary technology through preparing sample batches for analysis in the Monmouth Junction, New Jersey office. The primary increase in R&D expenses is a result of our drug development costs associated with the clinical development of VQD-001 and VQD-002, which commenced in October 2005 through the acquisition of Greenwich Therapeutics.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2006 were $1,456,659 as compared to $1,250,146 during the three months ended June 30, 2005. This increase in SG&A expenses was due in part to the impact of expensing employee and director stock options in accordance with FAS 123R, increased rent expense for the New Jersey facilities as a result of our expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees including our President and CEO hired in February 2005, our Vice President of Corporate Business Development hired in July 2005, and our Chief Medical Officer hired in March 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes.

Depreciation and amortization expenses for the three months ended June 30, 2006 were $79,453 as compared to $68,397 during the three months ended June 30, 2005. This increase was primarily related to the fixed asset purchases for office, computer equipment and laboratory equipment, leasehold improvements for the leased facilities and recent expansions in New Jersey, in addition to the equipment and leasehold improvement expenditures related to the newly leased Jiashan facility which was fully operational as of May 2005.

Interest income, net of interest expense for the three months ended June 30, 2006 was $2,132 as compared to $5,254 for the three months ended June 30, 2005. Interest income received during the three months ended June 30, 2006 was approximately $30,000 which was offset by interest expense of approximately $28,000, for the repayment of the final one third amount of debt owed, of approximately $264,000 to Paramount BioCapital, which was assumed as part of the October 2005 acquisition of Greenwich Therapeutics.

Our net loss for the three months ended June 30, 2006 was $1,818,351 as compared to $1,147,048 for the three months ended June 30, 2005. The increased net loss for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was attributable to higher SG&A expenses, due in part to the impact of expensing employee and director stock options of approximately $250,000 in accordance with FAS 123R, increased rent expense for the New Jersey facilities as a result of our expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the President and CEO hired in February 2005, the Vice President of Corporate Business Development hired in July 2005, and the Chief Medical Officer hired in March 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes. Increased R&D expenses also contributed to the higher net loss for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, which were related to our drug development costs, including, manufacturing, licensing, and clinical development costs for the VQD-001 and VQD-002 programs. We expect losses to continue in the next year from the costs associated with the drug development process related to developing our drug candidates, in addition to continue to expand operations in New Jersey and in Jiashan.

Results of Operations - For the Six Months Ended June 30, 2006 vs. June 30, 2005

Our revenues for the six months ended June 30, 2006 were $1,456,196 as compared to $2,099,939 for the six months ended June 30, 2005. For the six months ended June 30, 2006, substantially all of our revenue was derived from customized process development services sold to third parties (accounting for approximately 60% of total revenue), sales of our catalysts and ligands (accounting for approximately 34% of total revenue) and feasibility screening reports and other contract services revenue accounting for approximately 6% of total revenue.

The overall decrease in revenues for the six months ended June 30, 2006 compared to the same period in 2005 is primarily attributable to a significant customer ordering a lesser quantity of product for a specific project during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Revenues from this customer are expected to continue throughout 2006 and beyond, however, these foreseeable revenues are predicated based upon their clinical trial programs and progress.

Cost of goods sold for the six months ended June 30, 2006 was $941,922 as compared to $1,455,531 during the six months ended June 30, 2005. The decrease in cost of goods sold is primarily attributed to our producing and selling a lower quantity of product to a significant customer during the six months ended 2006 as compared to the six months ended 2005.

Our gross profit increased to approximately 35% for the six months ended June 30, 2006, as compared to approximately 31% for the six months ended June 30, 2005. The gross profit increase is a result of achieving lower cost of good sold expenditures for the six months ended June 30, 2006 compared to the to the same period in 2005, which is attributed to our utilizing a greater percentage of our China facility and resources for our product manufacturing.

Management and consulting expenses for the six months ended June 30, 2006 were $139,173 as compared to $256,722 during the six months ended June 30, 2005. Management and consulting fees consist of the consulting agreement with our Chief Technology Officer at a rate of $10,000 per month effective May 15, 2003. Management and consulting expense also consist of approximately $37,000 of stock option charges resulting from changes in the fair value of options for the six months ended June 30, 2006, which were issued to consultants, scientific advisory board members. The decrease in management and consulting fees in 2006 compared to 2005 is a result of our amortization for deferred consulting expenses for the CTO and PSRF licensing arrangement, ending in the third quarter 2005, in addition to lower expenses resulting from the issuance of stock options to consultants, and scientific advisory board members during the second quarter 2006.

Our R&D expenses for the six months ended June 30, 2006 were $1,025,870 as compared to $661,798 during the six months ended June 30, 2005. R&D primarily includes costs associated to the clinical development, manufacturing, licensing and regulatory costs of VQD-001 and VQD-002, in addition to Clinical Research Organizational costs, milestone fees incurred in connection with receiving acceptance of our Investigational New Drug Application filing for VQD-002 in April 2006. Also included in R&D expenses are the purchases of laboratory materials and supplies such as chemicals, solvents, glassware used as part of the facility’s test pilot programs for the formulation and analyzing of our proprietary catalysts, ligands, and our next generation technology of building blocks to determine their technological feasibility and also costs for sponsoring two post doctorates at PSU to develop reports on our technological feasibility of our proprietary technology through preparing sample batches for analysis in the Monmouth Junction, New Jersey office. The primary increase is a result of our drug development costs associated with the clinical development of VQD-001 and VQD-002, which commenced in October 2005 through the acquisition of Greenwich Therapeutics.

SG&A expenses for the six months ended June 30, 2006 were $2,920,992 as compared to $2,061,040 during the six months ended June 30, 2005. This increase in SG&A expenses was due in part to the impact of expensing employee and director stock options in accordance with FAS 123R, increased rent expense for the New Jersey facilities as a result of our expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the President and CEO hired in February 2005, the Vice President of Corporate Business Development hired in July 2005, and the Chief Medical Officer hired in March 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes.

Depreciation and amortization expenses for the six months ended June 30, 2006 were $157,637 as compared to $122,061 during the six months ended June 30, 2005. This increase was primarily related to the fixed asset purchases for office equipment, computer equipment, laboratory equipment and leasehold improvements for the newly leased facility and expansions in New Jersey, in addition to the equipment and leasehold improvement expenditures related to the Jiashan facility which has become fully operational as of May 2005.

Interest income for the six months ended June 30, 2006 was $49,300 as compared to $11,740 for the six months ended June 30, 2005. Interest income received during the six months ended June 30, 2006 was approximately $77,000, which was offset by interest expense of approximately $28,000, for the repayment of the final one third amount of debt owed, of approximately $264,000, to Paramount BioCapital, which was assumed as part of the October 2005 acquisition of Greenwich Therapeutics.

Our net loss for the six months ended June 30, 2006 was $3,680,098 as compared to $2,445,473 for the six months ended June 30, 2005. The increased net loss for the six months ended June 30, 2006 as compared to June 30, 2005 was primarily due to the to higher SG&A expenses due in part to the impact of expensing employee and director stock options of approximately $514,000 in accordance with FAS 123R, increased rent expense for the New Jersey facilities as a result of our expansions, additional spending on advertising and promotion expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the President and CEO hired in February 2005, the Vice President of Corporate Business Development hired in July 2005, and the Chief Medical Officer hired in March 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes. Increased R&D expenses also contributed to the higher net loss for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, which were related to our drug development costs, including, manufacturing, licensing, and clinical development costs. We expect losses to continue in the next year from the costs associated with the drug development process related to developing our drug candidates, in addition to continue to expand operations in New Jersey and in Jiashan.

Liquidity and Capital Resources

Since inception, we have incurred an accumulated deficit of $23,949,490 through June 30, 2006. For the three and six months ended June 30, 2006, we had net losses of $1,818,351 and $3,680,098, respectively, and used $3,608,714 in cash from operating activities for the six months ended June 30, 2006. As of June 30, 2006, we had working capital of $1,791,901 and cash and cash equivalents of $2,326,919. We expect losses to increase over the next several years, primarily due to the costs related to the development and commercialization of our two anti-cancer therapeutic compounds, such as costs associated with clinical trials, regulatory approvals, uses of consultants, license milestone payments to the Cleveland Clinic Foundation and the University of South Florida and patent filing expenses, in addition to the expansion of our research and development programs, the hiring of additional chemists, and the expansion of our manufacturing capabilities. There can be no assurance that we will ever operate profitably. Management anticipates that our capital resources will be adequate to fund our operations through the third quarter of 2006. Additional financing will be required during 2006 in order to fund operations. These matters raise doubt about our ability to continue as a going concern.

Our net cash used in operating activities for the six months ended June 30, 2006 was $3,608,714. Our net cash used in operating activities primarily resulted from a net loss of $3,680,098 offset by non-cash items consisting of the impact of expensing employee and director stock options in accordance with FAS 123R of $514,051, depreciation and amortization of $157,637, and the impact of expensing consultants’ options in accordance with EITF 96-18 for $37,433. Other uses of cash in operating activities include an increase in accounts receivable of $202,366, and prepaid expenses and other assets of $250,255 which primarily consists of payments to our Clinical Research Organization and clinical drug development sites attributed to the development of our two drug compounds. Additionally, a decrease in accounts payable and accrued expenses resulted in uses of cash totaling $49,167 and $42,940, respectively.

Our net cash used in investing activities for the six months ended June 30, 2006 totaled $85,766, which resulted from capital expenditures of $34,892 were attributed to the purchases of laboratory, computer and office equipment for the New Jersey and China facilities. Additionally, payments for intellectual property totaling $50,874 were attributed to patent defense and filing costs.

We had no financing activities in the six months ended June 30, 2006 and 2005. However, on October 18, 2005, we sold 11,179,975 shares of our common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of common stock, investors received 5-year warrants to purchase an aggregate of 4,471,975 shares of our common stock at an exercise price of $1.00 per share. In connection with the private placement, we paid an aggregate of approximately $587,000 in commissions to Paramount BioCapital, Inc., which served as the placement agent in connection with the offering, together with an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of our common stock at a price of $1.00 per share. Our net proceeds after deducting placement agent fees and other expenses relating to the private placement were approximately $7.5 million.

We have formed two Chinese subsidiaries through which we have opened a laboratory facility in the People’s Republic of China. We have provided approximately $695,000 of capital to the Chinese subsidiary as of June 30, 2006. We believe that by opening this facility in China to produce our proprietary ligands, catalysts, chemical building blocks and related compounds, we will be able to significantly decrease our manufacturing costs and expenses, enabling us to produce our ligands and end products cost-effectively, more competitively and even more attractively to current and potential customers. The China facility’s operations commenced in the third quarter of 2005.

Our ability to achieve profitability depends upon, among other things, our ability to discover and develop products (specifically new ligands), and to develop our products on a commercial scale through a cost-effective and efficient process. To the extent that we are unable to produce, directly or indirectly, ligands in quantities required for commercial use, we will not realize any significant revenues from our technology. Moreover, there can be no assurance that we will ever achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Our working capital requirements will depend upon numerous factors. For example, with respect to our drug development business, our working capital requirements will depend on, among other factors, the progress of our drug development and clinical programs, including associated costs relating to milestone payments, license fees, manufacturing costs, regulatory approvals, and the hiring of additional employees. Our working capital requirements will also depend on factors relating to our Chiral Quest business, including without limitation, the resources we devotes to Chiral Quest’s sales and marketing capabilities, and manufacturing expansions, the progress of our R&D programs’ technological advances, the status of competitors, our ability to establish sales arrangements with new customers, and the expansion of the China facility’s office and laboratory space lease agreements, along with the hiring of additional employees. We believe that by opening the facility in China, our Chiral Quest business will be able to decrease manufacturing costs and expenses significantly, which will enable us to produce ligands, catalysts, contract synthesis development projects, and other end user products cost-effectively, and more competitively to current and potential customers.

Additional capital that we may need in the future may not be available on reasonable terms, or at all. If adequate financing is not available, we may be required to terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, or potential markets that we would not otherwise relinquish.

Item 3. Controls and Procedures.

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of that date the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be disclosed in the Company’s periodic reports to the Securities and Exchange Commission. During the three months ended June 30, 2006, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders at the Somerset Hills Hotel, 200 Liberty Corner Road in Warren, New Jersey on May 19, 2006. The stockholders took the following actions:

(i) The stockholders elected seven directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld
Vincent M. Aita	29,392,212	71,912
Daniel Greenleaf	29,381,207	82,917
Johnson Y.N. Lau	29,392,062	72,062
Stephen C. Rocamboli	29,392,212	71,912
Stephen A. Roth	29,392,212	71,912
Michael Weiser	29,392,057	72,067
Xumu Zhang	29,390,912	73,212

(ii) The stockholders ratified and approved the Company’s 2003 Stock Option Plan. There were 25,531,546 votes cast for the proposal; 439,007 votes were cast against the proposal; 27,443 votes abstained; and there were 3,474,043 broker non-votes.

(iii) The stockholders ratified the appointment of J.H. Cohn LLP as the Company’s independent registered public accounting firm for 2006. There were 29,437,093 votes cast for the proposal; 21,498 votes were cast against the proposal; 13,448 votes abstained; and there were no broker non-votes.

Item 5. Other Information.

Richard J. Welter, the Company’s Vice President, Corporate Business Development resigned his employment with the Company effective as of June 23, 2006.

On August 8, 2006, the Company entered into a Severance Benefits Agreement (the “Agreement”) with the Company’s Chief Financial Officer, Brian Lenz. The Agreement provides that, in the event Mr. Lenz’s employment is terminated within one year following a Change of Control (as defined in the Agreement) and such termination is either without Cause, or is a Constructive Termination (as such terms are defined in the Agreement), then (A) Mr. Lenz shall be entitled to receive 12 months of his then annual compensation, payable in semi-monthly installments, (B) any and all outstanding options to purchase shares of the Company’s stock granted to Mr. Lenz shall immediately vest and become immediately exercisable (whether entered into before or after this date of this Agreement) and (C) Mr. Lenz shall be entitled to participate in the Company’s healthcare and insurance benefits program for a period of 12 months thereafter. If Mr. Lenz’s employment is terminated at a time other than a one-year period following a Change of Control and without Cause, then Mr. Lenz shall be entitled to receive (A) one-half of his then annual compensation, payable in semi-monthly installments over a period of six months and (B) the Company’s healthcare and insurance benefits program over a period of six months thereafter.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Description
10.1	Summary terms of 2006 management bonus compensation plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 26, 2006)
10.2	Summary terms of outside director compensation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 26, 2006).
10.3	Severance Benefits Agreement dated August 8, 2006 by and between Brian Lenz and the Company.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOQUEST PHARMACEUTICALS, INC.

Date: August 11, 2006	By:	/s/ Daniel Greenleaf
Daniel Greenleaf President & Chief Executive Officer

Date: August 11, 2006	By:	/s/ Brian Lenz
Brian Lenz Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Summary terms of 2006 management bonus compensation plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 26, 2006)
10.2	Summary terms of outside director compensation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 26, 2006).
10.3	Severance Benefits Agreement dated August 8, 2006 by and between Brian Lenz and the Company.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.