Form 10QSB
period 2006-09-30
VioQuest Pharmaceuticals, Inc.
filed 2006-11-14
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2006 there were 54,621,119 shares of the issuer’s common stock, $0.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐ No☒

Index

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements	1
Item 2.	Management’s Discussion and Analysis
	or Plan of Operations	11
Item 3.	Controls and Procedures	16
PART II	OTHER INFORMATION
Item 5.	Other Events	17
Item 6.	Exhibits	17
	Signatures	18
	Index To Exhibits Filed With This Report	19

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operations” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “plan,” “anticipate,” “believe,” “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following:

•	the possibility that the results of clinical trials will not be successful;
•	the possibility that our development efforts relating to our product candidates, including VQD-001 and VQD-002, will not be successful;
•	the inability to obtain regulatory approval of our product candidates;
•	our reliance on third-parties to develop our product candidates;
•	our lack of experience in developing and commercializing pharmaceutical products;
•	the possibility that our licenses to develop and commercialize our product candidates may be terminated;
•	our ability to seek strategic alternatives for our subsidiary Chiral Quest, which may include a sale;
•	our ability to obtain additional financing;
•	our ability to protect our proprietary technology.

Other risks are described under the section entitled “Risk Factors” following Item 1 in Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

ASSETS	September 30, 2006 (Unaudited)	December 31, 2005 (Note 1A)
CURRENT ASSETS
Cash and cash equivalents	$823,129	$6,021,399
Prepaid clinical research organization costs	180,238	-
Other current assets	89,054	9,945
Current assets associated with discontinued operations (See Note 2)	1,269,445	892,092
Total Current Assets	2,361,866	6,923,436

NON-CURRENT ASSETS ASSOCIATED WITH DISCONTINUED OPERATIONS (See Note 2)	1,336,484	1,424,883
PROPERTY AND EQUIPMENT, NET	31,191	21,276
SECURITY DEPOSITS	9,708	9,708
TOTAL ASSETS	$3,739,249	$8,379,303

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$612,044	$275,077
Accrued compensation	213,609	346,833
Accrued expenses	267,405	48,167
Note payable - Paramount BioCapital (See Note 4)	264,623	264,623
Current liabilities associated with discontinued operations (See Note 2)	769,669	1,105,594
TOTAL LIABILITIES	2,127,350	2,040,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2006 and December 31, 2005	-	-
Common stock; $0.001 par value: 100,000,000 shares authorized at September 30, 2006 and December 31, 2005, 46,729,519 shares issued and outstanding at September 30, 2006 and December 31, 2005	46,729	46,729
Additional paid-in capital	27,399,677	26,561,672
Accumulated deficit	(25,834,507)	(20,269,392)
Total Stockholders' Equity	1,611,899	6,339,009
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,739,249	$8,379,303

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

REVENUE	-	-	-	-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Management and consulting fees	$167,379	$212,159	$171,707	$243,184
Research and development	273,876	-	933,599	-
Selling, general and administrative	504,848	564,225	2,172,519	1,459,607
Depreciation and amortization	1,268	525	3,804	2,149
Total Operating Expenses	947,371	776,909	3,281,629	1,704,940

LOSS FROM CONTINUING OPERATIONS	(947,371)	(776,909)	(3,281,629)	(1,704,940)

INTEREST INCOME, NET	36,246	2,463	85,361	14,203

LOSS FROM CONTINUING OPERATIONS	(911,125)	(774,446)	(3,196,268)	(1,690,737)

LOSS FROM DISCONTINUED OPERATIONS	(973,892)	(843,215)	(2,368,847)	(2,372,397)

NET LOSS	$(1,885,017)	$(1,617,661)	$(5,565,115)	$(4,063,134)

NET LOSS PER COMMON SHARE:
CONTINUING OPERATIONS	$(0.02)	$(0.04)	$(0.08)	$(0.10)
DISCONTINUED OPERATIONS	(0.03)	(0.05)	(0.07)	(0.13)

BASIC LOSS PER SHARE	$(0.05)	$(0.09)	$(0.15)	$(0.23)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	38,165,124	17,852,100	38,165,124	17,852,100

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2006	46,729,519	$46,729	$26,561,672	$(20,269,392)	$6,339,009
Employee and director stock-based compensation	-	-	749,680	-	749,680
Stock-based compensation to consultants	-	-	88,325	-	88,325
Net loss	-	-	-	(5,565,115)	(5,565,115)
Balance, September 30, 2006	46,729,519	$46,729	$27,399,677	$(25,834,507)	$1,611,899

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,565,115)	$(4,063,134)
Loss from discontinued operations	2,368,847	2,372,397
Loss from continuing operations	(3,196,268)	(1,690,737)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	3,804	2,149
Impact of employee and director stock-based compensation	589,673	-
Impact of consultant stock-based compensation	33,119	190,000
Changes in operating assets and liabilities:
Prepaid clinical research organization costs	(180,238)	-
Other assets	(79,109)	(80,041)
Accounts payable	336,967	437,749
Accrued compensation	(133,224)	139,000
Accrued expenses	219,238	-
Net Cash Used in Continuing Operating Activities	(2,406,038)	(1,001,880)
Net Cash Used in Discontinued Operating Activities	(2,633,511)	(1,247,322)
Net Cash Used in Operating Activities	(5,039,549)	(2,249,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	(14,987)	(18,529)
Net Cash Used in Continuing Investing Activities	(14,987)	(18,529)
Net Cash Used in Discontinued Investing Activities	(143,734)	(536,034)
Net Cash Used in Investing Activities	(158,721)	(554,563)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,198,270)	(2,803,765)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,021,399	3,065,547
CASH AND CASH EQUIVALENTS - END OF PERIOD	$823,129	$261,782

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (UNAUDITED)

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

The accompanying consolidated financial statements include the accounts of VioQuest Pharmaceuticals, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The functional currency of Chiral Quest, Ltd., Jiashan, China, a wholly-owned, discontinued subsidiary of the Company, is the United States Dollar. As such, all transaction gains and losses are recorded in discontinued operations.

On September 29, 2006, the Company’s Board of Directors determined to seek strategic alternatives with respect to the Company’s Chiral Quest, Inc. subsidiary (“Chiral Quest”), which may include a sale or other disposition of the operating assets of that business. Accordingly, the chiral products and services business and the assets of Chiral Quest are presented in these financial statements as discontinued operations. Chiral Quest had accounted for all sales of the Company from its inception. The Company’s continuing operations, which have not generated any revenues, will focus on the remaining drug development operations of VioQuest Pharmaceuticals, Inc. and accordingly, the Company will have only one segment. No provision has been made to reduce the carrying amounts of the assets of the discontinued operations as they approximate their estimated net realizable values. See Note 2.

The balance sheet as of December 31, 2005 and the statements of operations for the three and nine months ended September 30, 2005 include reclassifications to reflect discontinued operations. As a result of these reclassifications, the Company no longer provides segment reporting.

(B) Nature of Operations

Since August 2004, the Company focused on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment of oncology and antiviral diseases and disorders for which there are unmet medical needs. In accordance with this business plan, in October 2005, the Company acquired in a merger transaction Greenwich Therapeutics, Inc., a privately-held New York-based biotechnology company that held exclusive rights to develop and commercialize two oncology drug candidates - Sodium Stibogluconate or VQD-001, and Triciribine-Phosphate or VQD-002. The rights to these two oncology drug candidates, VQD-001 and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. As a result of the Company’s acquisition of Greenwich Therapeutics, the Company holds exclusive rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001 and VQD-002.

(C) Liquidity

Since inception, the Company has incurred an accumulated deficit of $25,834,507, through September 30, 2006. For the three and nine months ended September 30, 2006, the Company had losses from continuing operations of $911,125 and $3,196,628 respectively, and used $2,406,038 of cash in continuing operating activities for the nine months ended September 30, 2006.

Management expects the Company’s losses to increase over the next several years, due to the expansion of its drug development business, and related costs associated with the clinical development programs of VQD-001 and VQD-002. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (UNAUDITED)

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2006, the Company had working capital of $234,516 and cash and cash equivalents of $823,129. The Company has incurred negative cash flow from operations since the business was started. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing its business strategy, including planned development efforts relating to the Company’s drug candidates, clinical trials, and research and development efforts.

On October 18, 2006, the Company sold 7,891,600 shares of its common stock at a price of $0.50 per share resulting in gross proceeds of approximately $3.95 million through a private placement. In addition to the shares of common stock, the investors also received 5-year warrants to purchase an aggregate of 2,762,060 shares at an exercise price of $0.73 per share. See Note 5.

Management anticipates that the Company’s capital resources will be adequate to fund its operations through the first quarter of 2007. Additional financing will be required during 2007 in order to fund operations. On September 29, 2006, the Company determined to seek strategic alternatives for its Chiral Quest business operations, including the possible sale of that business, which may potentially provide the Company with additional net cash proceeds. The other most likely sources of additional financing include the private sale of the Company’s equity or debt securities, or bridge loans to the Company from third party lenders. However, changes may occur that would consume available capital resources before that time. The Company’s working capital requirements will depend upon numerous factors, which include, the progress of its drug development and clinical programs, including associated costs relating to milestone payments, maintenance and license fees, manufacturing costs, patent costs, regulatory approvals, and the hiring of additional employees.

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

The Company issued options to purchase an aggregate of 30,000 and 1,212,000 shares of its common stock, $0.001 par value per share, during the three and nine months ended September 30, 2006, respectively.

With the exception of the immediate vesting of 75,000 stock options granted to a non-employee director in the first quarter of 2006, 50,000 performance-based stock options granted to a consultant and 40,000 stock options granted to Scientific Advisory Board members during the nine months ended September 30, 2006, options granted to employees and non-employee directors during the three and nine months ended September 30, 2006 vest as to 33% of the shares on the first, second and third anniversary of the vesting commencement date.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (UNAUDITED)

Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

The Company recorded total compensation charges in the three and nine months ended September 30, 2006 for employee and director stock options of $235,629 and $749,680, respectively.

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

The following table details the pro forma effect on the Company’s net loss and basic and diluted net loss per share had compensation expense for stock-based awards been recorded in the three and nine months ended September 30, 2005 based on the fair value method under FAS 123 instead of the intrinsic value method under APB 25:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss from continuing operations	$(774,446)	$(1,690,737)
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of taxes	(68,466)	(198,769)
Pro forma, net loss from continuing operations	$(842,912)	$(1,889,506)

Net loss from discontinued operations	(843,215)	(2,372,397)
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of taxes	(74,215)	(187,035)
Pro forma, net loss from discontinued operations	(917,430)	(2,559,432)
Pro forma, net loss	$(1,760,342)	$(4,448,938)

Basic and diluted net loss per share from continuing operations, as reported	$(0.04)	$(0.10)
Basic and diluted net loss per share from continuing operations, pro forma	$(0.05)	$(0.11)
Basic and diluted net loss per share from discontinued operations, as reported	$(0.05)	$(0.13)
Basic and diluted net loss per share from discontinued operations, pro forma	$(0.05)	$(0.14)
Basic and diluted net loss per share, as reported	$(0.09)	$(0.23)
Basic and diluted net loss per share, pro forma	$(0.10)	$(0.25)

The Company used the Black-Scholes option pricing model to calculate the fair value of options under FAS 123R and APB 25. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted average fair values of the stock options issued at the dates of grant in the periods ended September 30, 2006 and 2005 were $0.83 and $0.87 respectively. The table below indicates the key assumptions used in the valuation calculations for options granted in the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Term	7 years	10 years	7 years	10 years
Volatility	217%	147%-157%	210%-217%	108%-157%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.96%	4.2%	4.37%-4.96%	4.1%-4.4%
Forfeiture rate	25%		22%-25%	0%

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (UNAUDITED)
The following table summarizes information about the Company’s stock incentive plan for the nine months ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2006	4,975,852	$1.10
Options granted	1,212,000	$0.83
Options cancelled	(386,000)	$0.89
Options outstanding, September 30, 2006	5,801,852	$1.05	7.2	$2,523,591
Options exercisable, September 30, 2006	2,108,282	$1.28	5.8	$190,670

As of September 30, 2006, there was $3,342,306 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately 3 years.

There were no options exercised during the three and nine months ended September 30, 2006.

As of September 30, 2006, an aggregate of 698,148 shares remained available for future grants and awards under the Company’s stock incentive plan, which covers stock options and restricted stock awards. The Company issues unissued shares to satisfy stock option exercises and restricted stock awards.

(E) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for each period presented excluding 8,564,395 common shares held in escrow based upon clinical milestones of VQD-001 and VQD-002, as a result of the acquisition of Greenwich Therapeutics. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive shares from the assumed exercise of stock options and stock warrants would have had an antidilutive effect because the Company incurred a net loss during each period presented. The number of potentially dilutive shares excluded from the calculation was 26,852,366 (of which 12,486,119 were warrants, 8,564,395 were common shares held in escrow, and 5,801,852 were stock options) at September 30, 2006 and 6,488,405 at September 30, 2005.

NOTE 2  DISCONTINUED OPERATIONS

On September 29, 2006, the Company’s Board of Directors determined to seek strategic alternatives for the operations of its Chiral Quest subsidiary which may include a sale or other disposition of the operating assets of that business. Accordingly, the business and assets of Chiral Quest are presented in these financial statements as discontinued operations. No provision has been made to reduce the carrying amounts of the assets of discontinued operations as they approximate their net realizable values. At September 30, 2006 and December 31, 2005, the current assets of discontinued operations totaled $1,269,445 and $892,092 respectively, which consisted of accounts receivable, inventories and prepaid expenses. At September 30, 2006 and December 31, 2005, the non-current assets of discontinued operations totaled $1,336,484 and $1,424,883, respectively, which consisted of fixed assets net of depreciation and patents net of amortization, security deposits and prepaid rent. Current liabilities as of September 30, 2006 and December 31, 2005 associated with discontinued operations totaled $769,669 and $1,105,594, respectively, which consisted of accounts payable, accrued expenses, and deferred revenue. Revenues for the three and nine months ended September 30, 2006 from discontinued operations totaled $513,656 and $1,969,852 respectively, and revenues for the three and nine months ended September 30, 2005 totaled $536,185 and $2,636,124 respectively. Loss from discontinued operations for the three and nine months ended September 30, 2006, which consisted of revenues less cost of goods sold, management and consulting fees, research and development, selling, general and administrative expenses and depreciation and amortization, totaled $973,892 and $2,368,847, respectively. Loss from discontinued operations for the three and nine months ended September 30, 2005 consisted of revenues less cost of goods sold, management and consulting fees, research and development, selling, general and administrative expenses, and depreciation and amortization, totaled $843,215 and $2,372,397, respectively.

NOTE 3 COMMITMENTS

In August 2006, the Company entered into a consultancy agreement with Paramount Corporate Development, an affiliate of Paramount BioCapital, Inc. (“Paramount”). Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Stephen C. Rocamboli and Michael Weiser, directors of the Company, are also employed by Paramount. The consultancy agreement is for a total of $90,000, for a period of three months for $30,000 per month commencing in August 2006.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (UNAUDITED)

In September 2006, the Company amended the original lease agreement for its corporate headquarters in Basking Ridge, New Jersey, expanding its space and lease commitment term by an additional sixty-two months, from the effective date of November 20, 2006. The total lease commitment for the sixty-two months is approximately $486,000.

NOTE 4 MERGER

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

Additionally, as contemplated by the merger agreement, on October 18, 2005, the Company assumed outstanding indebtedness of Greenwich of $823,869, all of which was payable to Paramount BioCapital Investments, LLC, pursuant to a promissory note dated October 17, 2005, referred to as the (“Note”). As of September 30, 2006, approximately $277,000 of principal and accrued interest remained outstanding under the Note.

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

Accordingly, on October 18, 2005, upon completion of the private placement of common stock for $7.5 million, net of expenses, the Company satisfied a portion of the total indebtedness outstanding under the Note by making a cash payment of $264,623 and another portion by issuing to Paramount BioCapital Investments, LLC 392,830 shares valued at the $0.75 per share offering price of the October 2005 private placement, the equivalent of $294,623 of the Company’s common stock. In the event that the Company does not complete the financing(s) resulting in aggregate gross proceeds of at least $10 million prior to the Note’s maturity date of October 18, 2006. The Company has not satisfied the outstanding debt of $264,623 and approximately $13,000 of accrued interest through September 30, 2006. The Company plans to satisfy the final portion of debt and accrued interest by the end of the first quarter of 2007.
The acquisition of Greenwich on October 18, 2005 was accounted for under the purchase method of accounting and accordingly, the results of operations of Greenwich have been have been consolidated with those of the Company only from the date of acquisition.

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company and Greenwich for the three and nine months ended September 30, 2005 assuming the acquisition had been consummated at the beginning of that period. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the period ($000's, except per share information). As we have classified the results of our Chiral Quest business segment (our only operating segment prior to this acquisition) as discontinued operations, our pro forma results of operations are as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss	$(939)	$(11,924)

Basic and diluted net loss per share, as reported	$(0.03)	$(0.31)
Weighted average common shares outstanding - basic and diluted	37,965	37,965

The pro-forma net loss for the nine months ended September 30, 2005, includes a non-recurring, one-time charge of $7,975, which represents in-process research and development.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 5 SUBSEQUENT EVENTS

On October 1, 2006, Dr. Lawrence Akinsanmi, M.D., Ph.D., joined VioQuest Pharamceuticals, Inc. and will assume the responsibilities of Dr. Pamela Harris, the Company’s former Chief Medical Officer, who resigned from her employment with the Company on October 12, 2006. The Company has entered into a separation agreement with Dr. Harris, under which Dr. Harris has released the Company from all potential claims relating to her employment. In consideration for her release, the Company agreed to pay to Dr. Harris the aggregate sum of $62,500, to be paid on a semi-monthly basis beginning on November 15, 2006.

On October 18, 2006, the Company sold 7,891,600 shares of its common stock at a price of $0.50 per share resulting in gross proceeds of approximately $3.95 million through a private placement. In addition to the shares of common stock, the investors also received 5-year warrants to purchase an aggregate of 2,762,060 shares at an exercise price of $0.73 per share. Based upon the Black-Scholes option pricing valuation model, the investor warrants are estimated to be valued at approximately $1,340,000, which is derived from their exercise price of $0.73 per share, a fair market value of $0.50 per share as of October 18, 2006, a 5 year term, with a 4.73% risk free interest rate. The Company engaged Paramount as its exclusive placement agent in connection with the offering, and Paramount in turn engaged various broker-dealers as sub-agents to assist with the offering. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and is also a substantial stockholder of the Company. Stephen C. Rocamboli and Michael Weiser, directors of the Company, are employees of Paramount. In consideration for their services, the Company paid an aggregate of approximately $276,000 in commissions to the placement agents (including sub-agents) in connection with the offering, of which $56,000 was paid to Paramount, plus an additional $30,000 as reimbursement for expenses. The Company also issued to the placement agents 5-year warrants to purchase an aggregate of 394,580 shares of common stock at a price of $0.55 per share. Based upon the Black-Scholes option pricing valuation model, the placement agents’ warrants are estimated to be valued at approximately $192,000, which is derived from their exercise price of $0.55 per share, a fair market value of $0.50 per share as of October 18, 2006, a 5 year term, with a 4.73% risk free interest rate.  If the Company fails to file a registration statement for the shares and warrants sold through the private placement within 30 days following the closing date of the offering, or should the registration statement not be declared effective within 120 days of the final closing date for the offering, the Company will make compensatory payments to such holder of securities (on a pro-rata basis), as liquidated damages and not as a penalty, an amount equal to one percent (1%) of the aggregated offering price paid by such holder for shares of common stock for each monthly period (or prorated portion thereof) that the Company remains in default of such obligations. In no event shall the amount of our liability to any holder pursuant to this provision exceed ten percent (10%) of the aggregate offering price paid by such holder.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Overview

Through our drug development business, we acquire, develop, and commercialize innovative products for the treatment of key unmet medical needs in cancer and immunological diseases. Through our acquisition of Greenwich Therapeutics, Inc. in October 2005, we obtained the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001 and VQD-002 through license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. We have initiated three Phase I/IIa clinical trials since acquiring the license rights to VQD-001 and VQD-002.

•
VQD-001 - Sodium Stibogluconate (SSG). VQD-001 is a pentavalent antimonial drug that has been used for over 50 years in parts of Africa and Asia for the treatment of leishmaniasis (a protozoan disease). As published by the World Health Organization, leishmaniasis currently threatens 350 million men, women, and children in 88 countries around the world. This drug is currently being used to treat military personnel serving in parts of the world where this disease is prevalent. In collaboration with the U.S. Army, we are pursuing the development of VQD-001 for the treatment of leishmaniasis and intend to file a new drug application or NDA, with the U.S. Food and Drug Administration (FDA) in the first half of 2007. Already, VQD-001 has been designated orphan drug status by the FDA in the first half of 2006 for the treatment of leishmaniasis. In other development, results from several preclinical studies, especially those conducted at the Cleveland Clinic showed that VQD-001 is an inhibitor of multiple protein tyrosine phosphatases (PTPases), specifically the SRC homology PTPase (SHP-1 & SHP-2). These intracellular enzymes are involved in signaling pathways of many receptor-linked tyrosine kinases which are involved in growth, proliferation and differentiation of cancer cells. Inhibition of these enzymes with VQD-001 can trigger apoptosis of malignant cells. This cytotoxic effect, coupled with its potential ability to enhance the body’s immune system, through improved cytokine signaling and t-cell formation, suggest that VQD-001 has potential as an anti-cancer agent. On August 14, 2006, we received an acceptance letter for our investigational new drug application (IND) for VQD-001 from the FDA. The FDA completed their review of our IND submission and have concluded that the clinical investigation (s) described in the protocol may begin. VQD-001 is currently being evaluated in combination with IFN a-2b in a 24-patient investigator-sponsored Phase I clinical trial at the Cleveland Clinic Taussig Cancer Center in refractory solid tumors, lymphoma and myeloma. We are also currently evaluating the safety, tolerability and activity of VQD-001 in a separate, company-sponsored study of up to a 54-patient Phase I/IIa clinical trial at MD Anderson Cancer Center in patients with advanced malignancies and solid tumors that have been non-responsive in previous cytokine therapy.

•
VQD-002 - Triciribine-Phosphate (TCN-P). Clinical studies of VQD-002, a nucleoside analog, by the National Cancer Institute in the 1980s and early 1990s showed compelling anti-cancer activities. More recently, investigators at the Moffitt Cancer Center of the University of South Florida were able to demonstrate from preclinical studies that VQD-002’s mechanism of action inhibits Akt phosphorylation (protein kinase - B) , which is found to be over activated and over-expressed in various malignancies, including, breast, ovarian, colorectal, pancreatic and leukemias. Clinically, the over expression of phosphorylated Akt is associated with poor prognosis, resistance to chemotherapy and shortened survival time of cancer patients. On April 11, 2006, we received an acceptance letter for our investigational new drug application (IND) for VQD-002 from the FDA. The FDA completed their review of our IND submission and have concluded that the clinical investigations (s) described in the protocol may begin. We are currently evaluating the safety, tolerability and safety of VQD-002 and its impact of its ability to reduce Akt phosphorylation in two Phase I/IIa clinical trials, including one at the Moffitt Cancer Center in up to 42 patients with hyper-activated, phosphorylated Akt in colorectal, pancreatic, breast and ovarian tumors and a second clinical study up to a 40-patient trial at the MD Anderson Cancer Center in hematologic tumors, particularly, leukemia.

To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates. The successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various laws and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business.

Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2007 for the treatment of leishmaniasis, and 2009 for oncology indications of VQD-002 and then VQD-001 if ever. In addition, as we continue the development of our product candidates, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of these product candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology. We expense our research and development costs as they are incurred.

Results of Operations - For the Three Months Ended September 30, 2006 vs. September 30, 2005

Continuing Operations:

The Company has had no revenues from its continuing operations through September 30, 2006.

Management and consulting fees for the three months ended September 30, 2006 were $167,379 as compared to $212,159 during the three months ended September 30, 2005. The decrease in management and consulting fees is primarily attributed to a non-recurring charge of $190,000 from the issuance of 200,000 shares of our common stock to an outside consultant in the third quarter 2005, offset by the management and consulting fees for the third quarter of 2006, which consist of Board of Directors’ annual and committee meetings fees of approximately $81,000, and fees for consulting services provided by Paramount BioCapital Corporate Development, an affiliate of Paramount BioCapital, Inc., to provide assistance with our organizational infrastructure, and research and development efforts of $60,000. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount BioCapital, Inc. and is a substantial stockholder of our company. Stephen C. Rocamboli and Michael Weiser, directors of our company, are employed by Paramount BioCapital, Inc. Management and consulting fees also consist of services provided by our consultants and scientific advisory board members of approximately $14,000 and approximately $12,000 of stock option charges resulting from changes in the fair value of options issued to scientific advisory board consultants for the three months ended September 30, 2006.

Our research and development (“R&D”) expenses for the three months ended September 30, 2006 were $273,876 as compared to $0 during the three months ended September 30, 2005. R&D is attributed to clinical development costs, milestone license fees, maintenance fees paid to our licensing institutions, outside manufacturing costs, outside clinical research organization costs, in addition to regulatory and patent filing costs associated to our two oncology compounds VQD-001 and VQD-002 currently in clinical trials. The increase in R&D for the three months ended September 30, 2006 is a result of our discontinued operations contributing to all of our R&D expenses for the three months ended September 30, 2005, in addition to having no R&D costs from our two oncology compounds during the three months ended September 30, 2005, as a result of acquiring them in October 2005. Additionally, R&D increases consist of outside regulatory and legal fees of approximately $159,000, employee costs of approximately $76,000, outside clinical research organization costs of approximately $29,000 and outside manufacturing costs of approximately $10,000. For the remainder of the year, and going forward, we expect R&D spending related to our existing product candidates VQD-001 and VQD-002 to increase as we expand our clinical trials.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2006 were $504,848 as compared to $564,225 during the three months ended September 30, 2005. This decrease in SG&A expenses was due in part to recruiting fees paid during the three months ended September 30, 2005 for our Vice President of Corporate Business Development offset by the impact of expensing employee and director stock options in accordance with FAS 123R of approximately $165,000, additional spending on conference expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees including our President and CEO hired in February 2005, our Vice President of Corporate Business Development hired in July 2005, and our Chief Medical Officer hired in March 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes and increased rent expense as a result of our newly leased corporate headquarters facility in Basking Ridge, New Jersey in September 2005.

Depreciation expenses for the three months ended September 30, 2006 were $1,268 as compared to $525 during the three months ended September 30, 2005. This increase was primarily related to the fixed asset purchases for office and computer equipment for our newly leased corporate headquarters facility, in Basking Ridge, New Jersey.

Interest income, net of interest expense for the three months ended September 30, 2006 was $36,246 as compared to $2,463 for the three months ended September 30, 2005. Interest income received during the three months ended September 30, 2006 was approximately $21,000, which was offset by interest expense for the repayment of the final one third amount of debt owed, of approximately $264,000 to Paramount BioCapital Investments, LLC, which was assumed as part of the October 2005 acquisition of Greenwich Therapeutics.

Our loss from continuing operations for the three months ended September 30, 2006 was $911,125 as compared to $774,446 for the three months ended September 30, 2005. The increased loss from continuing operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was attributable to higher SG&A expenses, due in part to the impact of expensing employee and director stock options of approximately $165,000 in accordance with FAS 123R, additional spending on conference expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the President and CEO hired in February 2005, the Vice President of Corporate Business Development hired in July 2005, and the Chief Medical Officer hired in March 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes and increased rent expense for the newly leased corporate headquarter facility in Basking Ridge, New Jersey. Increased R&D expenses also contributed to the higher loss from continuing operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, which were related to our drug development costs, including, outside clinical research organization and manufacturing costs, maintenance and licensing fees provided to the institutions we licensed VQD-001 and VQD-002 from, in addition to other clinical development costs for the VQD-001 and VQD-002 programs. We expect losses to continue in the next year from the costs associated with the drug development process related to developing our drug candidates.

Discontinued Operations:

Our loss from discontinued operations for the three months ended September 30, 2006 was $973,892 as compared to $843,215 for the three months ended September 30, 2005. The increased loss from discontinued operations for the three months ended September 30, 2006 as compared to September 30, 2005 was primarily attributable to the impact of expensing employee stock options of approximately $70,000, in addition to a decrease in revenues of approximately $24,000 from the prior three months, and increased expenditures from our China operations.

Results of Operations - For the Nine Months Ended September 30, 2006 vs. September 30, 2005

Continuing Operations:

Management and consulting expenses for the nine months ended September 30, 2006 were $171,707 as compared to $243,184 during the nine months ended September 30, 2005. The decrease in management and consulting fees is primarily attributed to a non-recurring charge of $190,000 from the issuance of 200,000 shares of our common stock to an outside consultant in the third quarter 2005, offset by management and consulting fees for the third quarter of 2006 consisting of Board of Directors’ annual and committee meetings fees of approximately $81,000, and $60,000 of fees for consulting services provided by Paramount BioCapital Corporate Development, an affiliate of Paramount BioCapital, Inc. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount BioCapital, Inc. and a substantial stockholder of our company. Stephen C. Rocamboli and Michael Weiser, directors of our company, are employed by Paramount BioCapital, Inc. Management and consulting fees also consist of approximately $31,000 of stock option charges resulting from changes in the fair value of options issued to scientific advisory board consultants for the nine months ended September 30, 2006.

Our R&D expenses for the nine months ended September 30, 2006 were $933,599 as compared to $0 during the nine months ended September 30, 2005. R&D is attributed to clinical development costs, milestone license fees, maintenance fees provided to the institutions we licensed VQD-001 and VQD-002, outside manufacturing costs, outside clinical research organization costs, in addition to regulatory and patent filing costs associated to our two oncology compounds VQD-001 and VQD-002 currently in clinical trials. The increase in R&D for the nine months ended September 30, 2006 is a result of our discontinued operations contributing to all of our R&D expenses for the nine months ended September 30, 2005, in addition to having no R&D costs from our two oncology compounds during the nine months ended September 30, 2005, as a result of acquiring them in October 2005. Additionally, R&D increases for the nine months ended September 30, 2006 consists of milestone license fees incurred in connection with receiving acceptance of our investigational new drug application filing for VQD-002 in April 2006 of $100,000, maintenance fees provided to the institutions we licensed VQD-001 and VQD-002 from of approximately $25,000 and $35,000 respectively, outside regulatory and legal fees of $383,000, employee costs of $188,000, outside clinical research organization costs of $71,000 and outside manufacturing costs of approximately $132,000. For the remainder of the year, we expect R&D spending related to our existing product candidates to increase as we expand our clinical trials.

SG&A expenses for the nine months ended September 30, 2006 were $2,172,519 as compared to $1,459,607 during the nine months ended September 30, 2005. This increase in SG&A expenses was due in part to the impact of expensing employee and director stock options in accordance with FAS 123R of approximately $590,000, , additional spending on conference expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the President and CEO hired in February 2005, the Vice President of Corporate Business Development hired in July 2005, and the Chief Medical Officer hired in March 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes and increased rent expense for the newly leased corporate headquarters facility in Basking Ridge, New Jersey.

Depreciation and amortization expenses for the nine months ended September 30, 2006 were $3,804 as compared to $2,149 during the nine months ended September 30, 2005. This increase was primarily related to the fixed asset purchases for office equipment, and computer equipment, for our newly leased corporate headquarters facility in Basking Ridge, New Jersey.

Interest income, net of interest expense for the nine months ended September 30, 2006 was $85,361 as compared to $14,203 for the nine months ended September 30, 2005. Interest income received during the nine months ended September 30, 2006 was approximately $98,000, which was offset by interest expense of approximately $13,000, for the repayment of the final one third amount of debt owed, of approximately $264,000, to Paramount BioCapital Investments, LLC, which was assumed as part of the October 2005 acquisition of Greenwich Therapeutics.

Our loss from continuing operations for the nine months ended September 30, 2006 was $3,196,268 as compared to $1,690,737 for the nine months ended September 30, 2005. The increased loss from continuing operations for the nine months ended September 30, 2006 as compared to September 30, 2005 was primarily due to the to higher SG&A expenses due in part to the impact of expensing employee and director stock options of approximately $590,000 in accordance with FAS 123R, , additional spending on conference expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the President and CEO hired in February 2005, the Vice President of Corporate Business Development hired in July 2005, and the Chief Medical Officer hired in March 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes and increased rent expense for the newly leased corporate headquarter facility in Basking Ridge, New Jersey. Increased R&D expenses also contributed to the higher loss from continuing operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, which were related to our drug development costs, including, outside clinical research organization and manufacturing costs, maintenance and licensing fees provided to the institutions we licensed VQD-001 and VQD-002 from, in addition to other clinical development costs for the VQD-001 and VQD-002 clinical programs. We expect losses to continue for the next several years from the costs associated with the drug development process related to developing our drug candidates.

Discontinued Operations:

Our loss from discontinued operations for the nine months ended September 30, 2006 was $2,368,847 as compared to $2,372,397 for the nine months ended September 30, 2005. The decreased loss from discontinued operations for the nine months ended September 30, 2006 as compared to September 30, 2005 was primarily attributable to having lower overhead expenses resulting from a reduced number of employees located in our New Jersey facility, lower R&D expenditures as a result of focusing on commercializing our proprietary technology, offset by the impact of expensing employee stock options.

Liquidity and Capital Resources

In August 2004, we decided to focus on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment of oncology and antiviral diseases and disorders for which there are unmet medical needs. In accordance with this business plan, in October 2005, we acquired in a merger transaction Greenwich Therapeutics, Inc., a privately-held New York-based biotechnology company that held exclusive rights to develop and commercialize two oncology drug candidates - VQD-001, and VQD-002. The rights to these two oncology drug candidates, VQD-001 and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. As a result of the Company’s acquisition of Greenwich Therapeutics, we hold exclusive rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001 and VQD-002.

As a result of this acquisition, we immediately undertook funding development of VQD-001 and VQD-002, which has significantly increased our expected cash expenditures and will continue to increase our expenditures over the next 12 months and thereafter. The completion of development of VQD-001 and VQD-002, both of which are only in early stages of clinical development, is very lengthy and expensive process. Until such development is complete and the FDA (or the comparable regulatory authorities of other countries) approves VQD-001 and VQD-002 for sale, we will not be able to sell these products.

Since inception, we have incurred an accumulated deficit of $25,834,507 through September 30, 2006. For the three and nine months ended September 30, 2006, we had losses from continuing operations of $911,125 and $3,196,268, respectively, and used $2,406,038 in cash from continuing operating activities for the nine months ended September 30, 2006. As of September 30, 2006, we had working capital of $34,516 and cash and cash equivalents of $823,129.

Management expects our losses to increase over the next several years, due to the expansion of its drug development business, costs associated with the clinical development of VQD-001 and VQD-002. These matters raise substantial doubt about our ability to continue as a going concern.

On October 18, 2006, we sold 7,891,600 shares of its common stock at a price of $0.50 per share resulting in gross proceeds of approximately $3.95 million. In addition to the shares of common stock, we also issued to the investors 5-year warrants to purchase an aggregate of 2,762,060 shares at an exercise price of $0.73 per share. In connection with the private placement, the Company engaged Paramount BioCapital, Inc., (“Paramount”) as its exclusive placement agent, and Paramount in turn engaged various broker-dealers as sub-agents to assist with the offering. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Stephen C. Rocamboli and Michael Weiser, directors of the Company, are also employed by Paramount. In consideration for their services, we paid an aggregate of approximately $276,000 in commissions to the placement agents (including sub-agents) in connection with the offering, of which $56,000 was paid to Paramount, plus an additional $30,000 as reimbursement for expenses. We also issued to the placement agents 5-year warrants to purchase an aggregate of 394,580 shares of common stock at a price of $0.55 per share. Based upon the Black- Scholes option pricing valuation model, the investor warrants are estimated to be valued at approximately $1,340,000, which is derived from their exercise price of $0.73 per share, a fair market value of $0.50 per share as of October 18, 2006, a 5 year term, with a 4.73% risk free interest rate. In consideration for their services, the Company paid an aggregate of approximately $276,000 in commissions to the placement agents (including sub-agents) in connection with the offering, of which $56,000 was paid to Paramount, plus an additional $30,000 as reimbursement for expenses. The Company also issued to the placement agents 5-year warrants to purchase an aggregate of 394,580 shares of common stock at a price of $0.55 per share. Based upon the Black-Scholes option pricing valuation model, the placement agents’ warrants are estimated to be valued at approximately $192,000, which is derived from their exercise price of $0.55 per share, a fair market value of $0.50 per share as of October 18, 2006, a 5 year term, with a 4.73% risk free interest rate. If the Company fails to file a registration statement for the shares and warrants sold through the private placement within 30 days following the closing date of the offering, or should the registration statement not be declared effective within 120 days of the final closing date for the offering, the Company will make compensatory payments to such holder of securities (on a pro-rata basis), as liquidated damages and not as a penalty, an amount equal to one percent (1%) of the aggregated offering price paid by such holder for shares of common stock for each monthly period (or prorated portion thereof) that the Company remains in default of such obligations. In no event shall the amount of our liability to any holder pursuant to this provision exceed ten percent (10%) of the aggregate offering price paid by such holder.

On October 18, 2005, we sold 11,179,975 shares of our common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of our common stock, investors also received 5-year warrants to purchase an aggregate of 4,471,975 shares of our common stock at an exercise price of $1.00 per share. In connection with the private placement, the Company engaged Paramount as its exclusive placement agent. We paid an aggregate of approximately $587,000 in commissions to Paramount in connection with the offering, together with an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share. Our net proceeds, after deducting placement agent fees and other expenses relating to the private placement, were approximately $7.5 million.

Management anticipates that our capital resources will be adequate to fund our operations through the first quarter of 2007. Additional financing will be required during 2007 in order to fund operations. We have determined to seek strategic alternatives for our Chiral Quest business operations on September 29, 2006, which may include the possible sale of that business. If we are able to sell our Chiral Quest business we may receive cash proceeds from the sale, which we would utilize to further the development of our two anti-cancer drug candidates. The most likely source of financing includes the private sale of our equity or debt securities, or bridge loans to us from third party lenders. However, changes may occur that would consume available capital resources before that time. Our working capital requirements will depend upon numerous factors, which include, the progress of its drug development and clinical programs, including associated costs relating to milestone payments, license fees, manufacturing costs, regulatory approvals, and the hiring of additional employees.

Our net cash used in continuing operating activities for the nine months ended September 30, 2006 was $2,406,038. Our net cash used in operating activities primarily resulted from a net loss of $3,196,268 offset by non-cash items consisting of the impact of expensing employee and director stock options in accordance with FAS 123R of $589,673, the impact of expensing scientific advisory board member consultants’ options in accordance with EITF 96-18 for $33,119, and depreciation of $3,804, Other uses of cash in continuing operating activities include an increase of prepaid clinical research organization costs of $180,238 attributed to our two oncology compounds development sites, and prepaid expenses and other assets of $79,109. Additionally, an increase in accounts payable of $336,967 and accrued expenses of $86,014 attributed to clinical development costs, legal, accounting fees, in addition to accrued compensation, consultant and Board of Director fees.

Our net cash used in continuing investing activities for the nine months ended September 30, 2006 totaled $14,987, which resulted from capital expenditures were attributed to the purchases of computer and office equipment for the Basking Ridge, New Jersey facility.

We had no financing activities in the nine months ended September 30, 2006 and 2005.

As part of our plan for additional employees, we anticipate hiring additional full-time employees in the medical, clinical and finance functions. In addition, we intend to and will continue to use senior advisors, consultants, clinical research organizations and third parties to perform certain aspects of our product’s development, manufacturing, clinical and preclinical development, and regulatory and quality assurance functions.

At our current and desired pace of clinical development of our two products, currently in Phase I/IIa clinical trials, over the next 12 months we expect to spend approximately $6.0 million on clinical trials and research and development (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates, maintenance fees payments that we are obligated to pay to the institutions we licensed our two oncology compounds from, salaries and consulting fees and pre-clinical and laboratory studies), approximately $130,000 on facilities, rent and other facilities costs; and approximately $2.7 million on general corporate expenses and working capital. Additionally, we have an outstanding debt balance of $264,623 and approximately $13,000 of accrued interest through September 30, 2006, payable to Paramount. The Company plans to satisfy the final portion of debt and accrued interest by the end of the first quarter of 2007.

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

Item 3. Controls and Procedures.

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of that date the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be disclosed in the Company’s periodic reports to the Securities and Exchange Commission. During the three months ended September 30, 2006, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 5. Other Events.

On September 15, 2006, the Company entered into a First Amendment to Lease Agreement with Airy Associates, LLC, as landlord. A copy of this agreement is attached hereto as Exhibit 10.2 to this report and incorporated herein by reference. Pursuant to this Agreement, the Company extended its lease for its Basking Ridge, New Jersey offices. The lease now covers 3,889 square feet of office space and has a term of 62 months. For the first two months of the term, the Company is not required to make any rent payments; the annual rent for each of the three years thereafter is approximately $91,400; and the annual rent during the last two years is approximately $96,250.

Item 6. Exhibits

Exhibit No.	Description
10.1	Letter Agreement between the Company and Lawrence Akinsanmi effective October 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 6, 2006).
10.2	First Amendment to Lease dated September 15, 2006 between the Company and Mount Airy Associates, LLC.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOQUEST PHARMACEUTICALS, INC.

Date: November 14, 2006	By:	/s/ Daniel Greenleaf
Daniel Greenleaf President & Chief Executive Officer

Date: November 14, 2006	By:	/s/ Brian Lenz
Brian Lenz Chief Financial Officer

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
10.2	First Amendment to Lease dated September 15, 2006 between the Company and Mount Airy Associates, LLC
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.