Form 10KSB
period 2006-12-31
VioQuest Pharmaceuticals, Inc.
filed 2007-03-28
CIK 745788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File Number  0-16686

VIOQUEST PHARMACEUTICALS, INC.
(Exact name of issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1486040 (IRS Employer Identification No.)

180 Mt. Airy Road, Suite 102, Basking Ridge, NJ (Address of Principal Executive Offices)	07920 (Zip Code)

(908) 766-4400
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

For its fiscal year ended December 31, 2006, the issuer had $0 revenue from continuing operations and, together with its discontinued operations, the issuer had total revenue of $2,738,652.

The aggregate market value of the issuer’s common stock held by non-affiliates as of March 19, 2007, based on the closing price of the common stock as reported on the OTC Bulletin Board on such date, was $20,616,374.

As of March 19, 2007 there were outstanding 54,621,119 shares of common stock, par value $0.001 per share.

Traditional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2007 (the “2007 Proxy Statement”) are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III. The 2007 Proxy Statement will be filed within 120 days after the fiscal year ended December 31, 2006.

References to the “Company,” the “Registrant,” “we,” “us,” “our” or in this Annual Report on Form 10-KSB refer to VioQuest Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries, together taken as a whole, unless the context indicates otherwise.

Forward-Looking Statements

This Annual Report on Form 10-KSB includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, discoveries, collaborations, clinical programs, future achievements and other statements that are not historical facts. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Readers of this Annual Report on Form 10-KSB are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Annual Report on Form 10-KSB was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, those discussed under the heading “Risk Factors” following “Item 1. Description of Business,” and in “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation” of this Annual Report on Form 10-KSB. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report on Form 10-KSB or documents incorporated by reference herein that include forward-looking statements

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

Since October 2005, VioQuest Pharmaceuticals, Inc. has had two distinct business units - Drug Development and Chiral Products and Services. Our drug development business focuses on acquiring, developing and eventually commercializing human therapeutics in the areas of oncology, and antiviral diseases and disorders for which there are current unmet medical needs. We currently have the exclusive rights to develop and commercialize two oncology drug candidates. We have initiated three Phase I/IIa clinical trials since acquiring the license rights to VQD-001 and VQD-002. Our chiral business, which we operate through our wholly-owned subsidiary, Chiral Quest, Inc., provides innovative chiral products, technology and custom synthesis development services to pharmaceutical and fine chemical companies in all stages of a products’ lifecycle. In September 2006, our board of directors directed our management to explore strategic alternatives relating to our chiral business, including the possible sale of the business. As a result, for accounting purposes, our chiral chemistry business is presented as discontinued operations in our financial statements, including our audited financial statements as of and for the year ended December 31, 2006 included elsewhere in this Annual Report on Form 10-KSB.

Corporate History; Mergers and Reincorporation Transactions

We were originally formed in October 2000, as a Pennsylvania limited liability company under the name Chiral Quest, LLC. In February 2003, we completed a reverse acquisition of Surg II, Inc., a publicly-held Minnesota shell corporation and were renamed Chiral Quest, Inc. In August 2004, we changed our name to VioQuest Pharmaceuticals, Inc. In October 2005, we reincorporated under Delaware law by merging into a wholly-owned subsidiary incorporated under Delaware law.

Immediately following the reincorporation, we acquired Greenwich Therapeutics, Inc., a privately-held, New York City based drug development company, in a merger transaction in which we merged a wholly-owned subsidiary with and into Greenwich Therapeutics, with Greenwich Therapeutics remaining as the surviving corporation and our wholly-owned subsidiary. As a result of the acquisition of Greenwich Therapeutics, we acquired the rights to develop and commercialize two oncology drug candidates - VQD-001, Sodium Stibogluconate, or SSG, and VQD-002, Triciribine-Phosphate, or TCN-P.

Drug Development

Through our drug development business, we acquire, develop, and intend to commercialize innovative products for the treatment of important unmet medical needs in cancer and immunological diseases. Through our acquisition of Greenwich Therapeutics, Inc. in October 2005, we obtained the rights to develop and commercialize two oncology drug candidates - VQD-001 and VQD-002. We hold our rights to VQD-001 and VQD-002, pursuant to license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. These licenses give us the right to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001 and VQD-002. We have initiated three Phase I/IIa clinical trials since acquiring the license rights to VQD-001 and VQD-002.

Cancer Overview

Cancer develops when abnormal cells in the body begin to grow out of control. These cancer cells may outlive normal cells and can go on to form additional cancerous cells. The danger is that these cells may often travel to other parts of the body and replace normal tissue, a process called metastasis. Frequently, these metastases ultimately lead to a patient’s death. Although the exact cause of cancer is still uncertain, it is believed that genetics and environmental toxins play a role.

The American Cancer Society estimates that 1,444,920 new cases of cancer will be diagnosed in 2007 alone. The National Institute of Health estimated that the overall cost of cancer is $206.3 billion in 2006. This cost includes $78.2 billion in direct medical expenses, $17.9 billion in indirect morbidity costs, and $110.2 billion in indirect mortality costs. In 2007, 559,650 Americans are expected to die from cancer, or one in four deaths in the United States. For all types of cancer diagnosed between 1996 and 2002 combined, the 5-year relative survival rate is 66%.

Cancer is the second leading cause of death in America, exceeded only by heart disease. In the U.S., half of all men and one third of all women will develop cancer at some point in their lives. Since 1990, over 17 million new cancer cases have been diagnosed. A number of drugs are used in the treatment of cancer. These drugs are used to reduce pain, prolong the life of the patient, send the cancer into remission or eliminate the cancer completely. We believe there is great opportunity for improvement in all types of cancer treatment. Recognizing this vast health and commercial opportunity, we acquire, develop, and commercialize innovative products for the treatment of important unmet medical needs in cancer and immunological diseases.

VQD-001 - Sodium Stibogluconate (SSG)

VQD-001 is a pentavalent antimonial drug that has been in use for over 50 years in parts of Africa and Asia for the treatment of leishmaniasis (a protozoan disease). According to the World Health Organization leishmaniasis currently threatens 350 million men, women, and children in 88 countries around the world. This drug is currently being used to treat military personnel serving in parts of the world where leishmaniasis is prevalent. In collaboration with the U.S. Army, we are pursuing development of VQD-001 in the treatment of leishmaniasis and anticipate filing a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, in the second half of 2007. In December 2006, VQD-001 received orphan drug designation by the FDA for the treatment of leishmaniasis.

In addition to treatment for leishmaniasis, several preclinical studies, especially those conducted at the Cleveland Clinic, have showed that VQD-001 is an inhibitor of multiple protein tyrosine phosphatases (PTPases), specifically the SRC homology PTPase (SHP-1 & SHP-2) and PTB-1B. These intracellular enzymes are involved in signaling pathways of many receptor-linked tyrosine kinases which are involved in growth, proliferation and differentiation of cancer cells. Inhibition of these enzymes with VQD-001 can trigger apoptosis, or cell death, of cancerous tumors. This cytotoxic effect, coupled with its potential ability to enhance the body’s immune system, through improved cytokine signaling and t-cell formation, suggest that VQD-001 has potential as an anti-cancer agent. It is well known that one major mechanism of regulating the proliferation, growth and apoptosis of cancer cells involves activation of cellular pathways, especially protein tyrosine kinase pathways; the Jak/Stat pathway is a particularly important protein tyrosine kinase pathway. It is also known that interferon and other cytokines exert their anti-cancer effects via the Jak/Stat pathway. We filed with the FDA an IND for VQD-001, which the FDA accepted in August 2006, allowing us to commence clinical trials of VQD-001. VQD-001 is currently being evaluated in combination with IFN a-2b in a 24-patient investigator-sponsored Phase I clinical trial at the Cleveland Clinic Taussig Cancer Center in refractory solid tumors, lymphoma and myeloma. We are also currently evaluating the safety, tolerability and activity of VQD-001 in a separate, company-sponsored study of up to a 54-patient Phase I/IIa clinical trial at M.D. Anderson Cancer Center in patients with advanced malignancies and solid tumors that have been non-responsive in previous cytokine therapy.

Preclinical Data

VQD-001 has been shown to have anti-proliferative activity against a broad number of tumor cell lines, including melanoma and renal cell lines. Pre-clinical work in nude mice with cancer xenografts has shown that VQD-001 can control malignancies in vivo as well. These effects were seen whether used as part of a combination therapy with existing treatments, including interferon and interleukin-2 or alone. In addition, preclinical data also suggests that monotherapy with VQD-001 may be useful to treat certain other tumor types, including prostate cancer.

The preclinical data suggests that VQD-001 utilizes multiple modes of action, including having a direct effect on cancer cells, as well as generally enhancing the body’s immune system. These multiple modes of action, along with VQD-001’s known historical toxicity profile, indicate to us that VQD-001 is a potentially attractive drug candidate to evaluate as an anti-cancer agent.

Potential Lead Indication of VQD-001

The standard of care for solid tumors, lymphoma, myeloma and certain other hematological malignancies, includes either chemotherapy and/or biologic therapy. Biologic treatment with Interferon alpha-2b, or IFN a-2b, has been moderately successful in controlling some of these malignancies. However, some tumors become refractory to treatment with IFN a-2b and the cancer continues to grow despite continued treatment. In addition, the toxicity profile of IFN a-2b often limits its clinical efficacy. We believe that the effectiveness of this existing treatment may be improved by using VQD-001 in combination with IFN a-2b. Specifically, we believe that VQD-001, due to its demonstrated ability to inhibit PTPases, will augment the anti-proliferative activity and improve the efficacy of IFN a-2b. Therefore, we believe that the efficacy of VQD-001 in combination with IFN a-2b as shown in preclinical studies together with its known historically acceptable safety profile, may position it well as an effective combination therapy to treat solid tumors and certain other hematological malignancies.

Clinical Development

VQD-001 is currently being studied at M.D. Anderson Cancer Center in a Phase I/IIa corporate-sponsored clinical trial in combination with IFN a-2b in up to 54-patients with advance malignancies and solid tumors that have been non-responsive in previous cytokine therapy. We expect the M.D. Anderson Phase I clinical trial will be completed by the first half of 2007. Pending a successful completion of our Phase I/IIa corporate-sponsored clinical trial, we anticipate initiating a Phase IIb trial in the second half of 2007. The Phase IIb trial will be designed to provide information concerning efficacy, among other information. Prior to initiating the Phase IIb trial, we will need to apply for approval with the local institutional review board and identify the principal investigator to conduct the study. There may potentially be delays in receiving this approval, such as unforeseen safety issues and dosing issues.

VQD-001 is also being studied at the Cleveland Clinic Taussig Cancer Center in an investigator-sponsored Phase I clinical trial in combination with IFN a-2b in the treatment of refractory solid tumors, lymphoma and melanoma in up to 24 patients. We expect the Cleveland Clinic Phase I clinical trial to be completed during the second half of 2007. Although it has no obligation to us to do so, the Cleveland Clinic intends to fund all costs associated with this clinical trial. In order to ensure this trial is completed, however, we may in the future agree to fund portions of this study. Further, if the Cleveland Clinic determines to discontinue the trials, we intend to continue product testing at an alternative facility such as a medical center or university to run our clinical trials.

The primary objectives of both the M.D. Anderson Phase I/IIa and Cleveland Clinic Phase I clinical trials are to evaluate the tolerance, safety and maximum tolerated dose, of VQD-001 in combination with IFN a-2b. In addition, these trials will also evaluate pharmacokinetic data and anti-neoplastic activity (although the trial is not designed to evaluate efficacy). We also hope to gain a better understanding of how VQD-001 affects important biological and genetic pathways.

Advantages Over Existing Developmental Therapeutics

Potential advantages of VQD-001 over existing therapies include VQD-001’s long history of use, acceptable toxicity, known safety profiles, and efficacy in preclinical cancer models. As previously discussed, VQD-001 has been utilized in the treatment of leishmaniasis for over fifty years in parts of Africa and Asia.

In connection with such use, VQD-001 has demonstrated favorable toxicity and side effect profiles, at dosages well in excess of the dosages we intend to utilize in our clinical trials in the treatment of cancer. Also, based on preclinical in vivo cancer models, we believe that VQD-001 may have better efficacy in treating refractory cancer than existing standards of care.

Competition

To our knowledge, no inhibitors of such PTPases have previously been demonstrated to be effective to treat cancer. CombinatoRx, Incorporated, a privately held biotechnology company, is developing a clinical drug candidate containing Pentamidine + Thorazine. Pentamidine may also be a PTPase inhibitor and has also previously been used for the treatment of leishmaniasis. Hoffman-La Roche Inc. and Wyeth are investigating PTPase inhibitors for the potential treatment of non-insulin dependent diabetes.

Additional Potential Indication of VQD-001

As we continue to develop VQD-001 for indications primarily used for an oncology therapeutic, we are also in the process of developing a treatment for leishmaniasis which is a parasitic disease as described above. According to the World Health Organization, leishmaniasis currently threatens 350 million men, women and children in 88 countries around the world. The leishmaniases are parasitic diseases with a wide range of clinical symptoms:

•
Cutaneous leishmaniasis - Cutaneous forms of the disease normally produce skin ulcers on the exposed parts of the body such as the face, arms and legs). The disease can produce a large number of lesions - sometimes up to 200 - causing serious disability, and invariably leaving the patient permanently scarred, a stigma which can cause serious social prejudice;

•
Mucocutaneous - in mucocutaneous forms of leishmaniasis, lesions can lead to partial or total destruction of the mucous membranes of the nose, mouth and throat cavities and surrounding tissues. These disabling and degrading forms of leishmaniasis can result in victims being humiliated and cast out from society; and

•
Visceral leishmaniasis - also known as kala azar - is characterized by irregular bouts of fever, substantial weight loss, swelling of the spleen and liver, and anaemia (occasionally serious). If left untreated, the fatality rate in developing countries can be as high as 100% within 2 years.

In collaboration with the U.S. Army, we are pursuing the development of VQD-001 in the treatment of leishmaniasis and intend to file an NDA, with the FDA in the second half of 2007. VQD-001 was granted orphan drug designation by the FDA in December 2006 for the treatment of leishmaniasis.

VQD-002 - Triciribine-Phosphate (TCN-P)

VQD-002, a nucleoside analog, was previously advanced into clinical trials by the National Cancer Institute in the 1980s and early 1990s, and showed compelling anti-cancer activities. More recently, investigators at the Moffitt Cancer Center of the University of South Florida were able to demonstrate from preclinical studies that VQD-002’s mechanism of action is the inhibition of Akt phosphorylation (protein kinase - B), which is found to be over activated and over-expressed in various malignancies including breast, ovarian, colorectal, and pancreatic and leukemias. Clinically, the over expression of phosphorylated Akt is associated with poor prognosis, resistance to chemotherapy and shortened survival time of cancer patients. We filed with the FDA an IND relating to VQD-002, which was accepted in April 2006. Pursuant to this IND, we are currently evaluating the safety, tolerability and activity of VQD-002 and its ability to reduce Akt phosphorylaion in two Phase I/IIa clinical trials, including one at the Moffitt Cancer Center in up to 42 patients with hyper-activated, phosphorylated Akt in colorectal, pancreatic, breast and ovarian tumors and a second clinical trial, with up to 40 patients, at the M.D. Anderson Cancer Center in hematological tumors, with particular attention in leukemia.

Preclinical Data

Recent preclinical research performed at the Moffitt Cancer Center at the University of South Florida confirmed bio-activity of VQD-002 in tumor cell lines that over-express Akt. Furthermore, in vivo studies showed that low doses of VQD-002 inhibited tumor growth in murine human xenograft models only if the xenograft over-expressed Akt and if not Akt was over-expressed. In both human tumor cell lines and in murine xenograft models, VQD-002 inhibited tumor cell growth and promoted tumor cell death, a process known as apoptosis.

Potential Lead Indication of VQD-002

The efficacy of VQD-002 as an anti-cancer drug in previous clinical trials was observed and toxicity was does dependent. We believe side effects were closely related to the high dosage levels used in these trials. In addition, we believe that the hyperglycemia seen as a side effect may have resulted from VQD-002’s mechanism of action on Akt, as recent preclinical studies have shown that a deficiency of Akt impairs the ability of insulin to lower blood glucose, which could lead to a hyperglycemic condition. The previous NCI-sponsored clinical trials used dosages that ranged up to 256mg/m2, and these trials targeted tumors without regard to whether such tumors overexpressed Akt, since, at the time of such trials, the mechanism of action for VQD-002 was not fully understood. We believe that, based on the preclinical studies conducted to date, VQD-002 effectively and selectively induces apoptosis and inhibits growth in tumor cells with elevated levels of Akt at doses lower than those used in the previous clinical trials. Therefore, we believe that by selectively screening and treating only those patients with tumors that exhibit abnormal levels of phosphorylated Akt, VQD-002 in low doses may achieve tumor inhibition and regression without the significant side effects previously associated with its usage at higher dose levels. Our initial potential lead indication for VQD-002 will be for the treatment of solid tumors known to have abnormal levels of phosphorylated Akt, which constitute a significant percentage of all colorectal, ovarian, pancreatic and breast cancers.

Additional Potential Indications for VQD-002

While VQD-002 continues in clinical development for solid tumors that overexpress abnormal levels of phosphorylated Akt, we have initiated two Phase I/IIa clinical trials to explore VQD-002’s potential in the treatment for hematological and other hematologic tumors, including leukemia. We also intend to continue to explore other potential oncology indications by conducting xenograph preclinical studies in various tumor models.

Clinical Development

VQD-002 is currently being studied under our Phase I/IIa clinical trial at the Moffitt Cancer Center at the University of South Florida in up to 42 patients in the treatment of metastatic and refractory solid tumors including: colorectal, pancreatic, breast and ovarian tumors. In addition we have entered into Phase I/IIa clinical trials in up to 40 patients with advanced hematologic malignancies at each MD Anderson Cancer Center and the Moffitt Cancer Center. We expect that each patient enrolled in the clinical trials will have either refractory solid or hematologic tumors that have demonstrated abnormal levels of phosphorylated Akt on biopsied tumor samples. The primary objective of this clinical trial will be to confirm the tolerance, safety and maximum tolerated dose, of VQD-002. In addition, the trial will also provide pharmacokinetic data and may provide possible very early evidence of anti-neoplastic activity (although the trial is not designed to assess efficacy) and a better understanding of how VQD-002 impacts on levels of Akt in previously overexpressing tumors. Pending the successful completion of these Phase I clinical trials we expect to be completed by the first half of 2007, we anticipate initiating Phase IIb clinical trials in the second half of 2007. Prior to a initiating these Phase IIb clinical trials, we will need to apply for approval with the Institutional Review Board and the principal investigator to conduct the study. There may potentially be delays in receiving this approval such as unforeseen safety issues and dosing issues.

Advantages over Existing Developmental Therapeutics

The planned clinical trials utilizing VQD-002 in patients that have tumors that exhibit abnormal levels of phosphorylated Akt is a strategy that we believe offers significant advantages over classic anticancer therapies. Our research indicates to us that low dose treatment with VQD-002 inhibits the activation of Akt. This will target cancer cells specifically, while sparing healthy cells, resulting in fewer side effects. This “targeted therapy” takes advantage of the biologic differences between cancer cells and healthy cells. We expect this approach to result in a decreased number of patients required to see a clinical effect, as we predict that a larger percentage of the patients treated will benefit from treatment with VQD-002. We expect that this will decrease both the clinical trial regulatory time period, and also the costs associated with such clinical trials, as compared to traditional anticancer products currently in clinical development.

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

Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until late 2007 for the treatment of leishmaniasis, and 2011 for oncology indications of VQD-001 and VQD-002, if ever. In addition, as we continue the development of our product candidates, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of these product candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

Government Regulation

The research, development, testing, manufacturing, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the U.S. and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

Drug Approval Process

None of our drug candidates may be marketed in the U.S. until the drug has received FDA approval. The steps required before a drug may be marketed in the U.S. include:

•	preclinical laboratory tests, animal studies, and formulation studies,

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin,

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication,

•	submission to the FDA of an NDA,

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMPs, and

•	FDA review and approval of the NDA.

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

Orphan Drug

The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. Our product candidate VQD-001 received orphan drug designation for the treatment of leishmaniasis in December 2006.

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

Intellectual Property and License Agreements

License with The Cleveland Clinic Foundation. We have an exclusive, worldwide license agreement with the Cleveland Clinic Foundation, or CCF, for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001. We are obligated to make annual license maintenance payments until the first commercial sale of VQD-001, at which time we are no longer obligated to pay this maintenance fee. In addition, the license agreement requires us to make payments in an aggregate amount of up to $4.5 million to CCF upon the achievement of certain clinical and regulatory milestones. Should VQD-001 become commercialized, we will be obligated to pay CCF an annual royalty based on net sales of the product. In the event that we sublicense VQD-001 to a third party, we will be obligated to pay CCF a portion of fees and royalties received from the sublicense. We hold the exclusive right to negotiate for a license on any improvements to VQD-001 and have the obligation to use all commercially reasonable efforts to bring VQD-001 to market. We have agreed to prosecute and maintain the patents associated with VQD-001 or provide notice to CCF so that it may so elect. The license agreement may be terminated by CCF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon thirty day’s written notice.

License with the University of South Florida Research Foundation, Inc. We have an exclusive, worldwide license agreement with the University of South Florida, or USF, for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-002. Under the terms of the license agreement, we have agreed to sponsor research involving VQD-002 annually for the term of the license agreement.  In addition, the license agreement requires us to make payments in an aggregate amount of up to $5.8 million to USF upon the achievement of certain clinical and regulatory milestones. Should a product incorporating VQD-002 be commercialized, we are obligated to pay to USF an annual royalty based on net sales of the product. In the event that we sublicense VQD-002 to a third party, we are obligated to pay USF a portion of fees and royalties received from the sublicense. We hold a right of first refusal to obtain an exclusive license on any improvements to VQD-002 and have the obligation to use all commercially reasonable efforts to bring VQD-002 to market. We have agreed to prosecute and maintain the patents associated with VQD-002 or provide notice to USF so that it may so elect. The license agreement shall automatically terminate upon our bankruptcy or upon the date of the last to expire claim contained in the patents subject to the license agreement. The license agreement may be terminated by USF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon six month’s written notice.

Employees and Consultants

As of March 9, 2007, we have fifty full-time employees. None of our employees is represented by a collective bargaining unit. We consider our relations with our employees to be good.

As we develop our technology and business, we anticipate the need to hire additional employees, especially employees with expertise in the areas of clinical operations, business development, chemistry, sales and marketing.

RISK FACTORS

Risks Related to Our Company

We have no meaningful operating history on which to evaluate our business or prospects.

We commenced operations in October 2000 through our Chiral Quest business. In September 2006, our board of directors determined to seek strategic alternatives for this business, including potentially selling or otherwise disposing of it. In August 2004, we also determined to become engaged in the drug development business and only acquired rights to our first drug candidates in October 2005 through our acquisition of Greenwich Therapeutics. Therefore, we have only a limited operating history on which you can base an evaluation of our business and prospects. Accordingly, our business prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as drug development, fine chemical, pharmaceutical and biotechnology markets.

Our management anticipates incurring losses for the foreseeable future.

For the year ended December 31, 2006, we had a net loss of $8,271,164, of which $5,175,570 related to our continuing operations. For the year ended December 31, 2005, we had a net loss of $12,834,629, of which $10,353,884 related to our continuing operations, and since our inception in October 2000 through December 31, 2006, we have incurred an aggregate net loss of $28,540,556. As of December 31, 2006, we had total assets of $5,828,323, of which $2,931,265 was cash or cash equivalents. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably.

We will require additional financing in order to complete the development of our products and services and otherwise develop our business operations. Such financing may not be available on acceptable terms, if at all.

Following the completion of our October 2006 private placement, we anticipate that our current capital will be adequate to fund our operations through June 30, 2007. However, changes may occur that would consume available capital resources before that time. Our combined capital requirements will depend on numerous factors, including: costs associated with our drug development process, and costs of clinical programs, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, acquisition of technologies, costs associated to the development and regulatory approval progress of our drug compounds, costs relating to milestone payments to our licensors, license fees and manufacturing costs, the hiring of additional people in the business development, chemistry and administrative areas. In September 2006, our board of directors directed our management to explore strategic alternatives for our Chiral Quest business operations, including the possible sale of that business, which may potentially provide us with additional net cash proceeds. Unless we are able to sell our Chiral Quest operation, we will require additional financing during 2007 in order to continue operations. The most likely source of such financing includes private placements of our equity or debt securities or bridge loans to us from third party lenders.

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

As we develop our business, we expect our operating results to vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of our operating results may not be meaningful. In addition, due to the fact that we have little or no significant operating history with our new technology, we cannot predict our future revenues or results of operations accurately. Our current and future expense levels are based largely on our planned expenditures.

A small group of persons is able to exert significant control over us.

Our current officers and directors beneficially own or control approximately 10% of our common stock. Individually and in the aggregate, these persons will have significant influence over the management of our business, the election of directors and all matters requiring shareholder approval. In particular, this concentration of ownership may have the effect of facilitating, delaying, deferring or preventing a potential acquisition of our company and may adversely affect the market price of our common stock. Additionally, one member of our Board of Directors is an employee of Paramount BioCapital, Inc., or one of its affiliates. Dr. Lindsay A. Rosenwald is the chairman and sole owner of Paramount BioCapital, Inc. and such affiliates. Dr. Rosenwald beneficially owns 6% of our outstanding common stock, and several trusts for the benefit of Dr. Rosenwald and his family beneficially own 14% of our outstanding common stock. Although Dr. Rosenwald does not have the legal authority to exercise voting power or investment discretion over the shares held by those trusts, he nevertheless may have the ability to exert significant influence over the Company.

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

We will continue to experience significant negative cash flow for the foreseeable future and may never become profitable.

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

We will need FDA approval to commercialize drug candidates in the U.S. and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of a drug candidate, we will be required to first submit to the FDA for approval an IND, which will set forth our plans for clinical testing of a particular drug candidate.

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

Trading of our common stock, which is conducted on the OTC Bulletin Board, has been limited. This adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

ITEM 3.  DESCRIPTION OF PROPERTY

We lease office and laboratory space in Basking Ridge, New Jersey; Monmouth Junction, New Jersey; and in the People’s Republic of China, as summarized below:

Basking Ridge, New Jersey. We have amended our original lease agreement effective June 15, 2005, for additional office space effective November 20, 2006 for our principal executive offices located in Basking Ridge, New Jersey. This facility consists of approximately 4,000 square feet of office space. Pursuant to the lease agreement term of sixty-two months, we pay approximately $8,000 per month for rent and utilities. Our total lease commitment of approximately $494,000 for rent and utilities expires in January 2012.

Monmouth Junction, New Jersey. Through our discontinued operation, Chiral Quest, we occupy approximately 9,000 square feet of mostly laboratory space, and office space, for our Chiral Quest business located in Monmouth Junction, New Jersey. In January 2006, we amended our original May 2003 lease agreement to extend our lease term to May 31, 2009. Pursuant to this amendment, effective June 1, 2006, our monthly base rent is $19,439, in addition to monthly operating, utilities and maintenance fees of $8,350. Upon six months prior written notice to the landlord, we will have a one time option, without penalty, to terminate this lease effective as of May 31, 2008. Our total lease commitment of approximately $799,000 for rent, utilities and maintenance fees expires in May 2009.

The People’s Republic of China. Through our discontinued operation, Chiral Quest, pursuant to an agreement effective December 15, 2004, with the Science and Technology Bureau of Jiashan County (“Jiashan”) in Zhejiang Province of the People’s Republic of China, we have agreed to lease a total of 4,000 square meters of laboratory and office space in an industrial park near Shanghai, 50 percent of which we began occupying in 2005. Pursuant to our agreement with Jiashan, although we are not required to pay rent during the initial 3-years of the lease, we pay a maintenance fee of up to $4,500 per month, which is comprised of maintenance and management fees. Following the initial 3-year term, we may, at our sole discretion, either continue leasing the space for annual rent of no more than $60,000 or purchase the facility on commercially reasonable terms. We have no financial obligation pursuant to the lease agreement after the end of the three year term. We were also granted the option to purchase in the next three years approximately 33 acres of land adjacent to the industrial park. For purposes of entering into the lease, we established a wholly owned subsidiary organized under the laws of Hong Kong, known as Chiral Quest Ltd., which in turn will be the sole shareholder of a subsidiary in the People’s Republic of China, Chiral Quest (Jiashan) Ltd.

We believe our existing facilities, as described above, are adequate to meet our needs through the year ending December 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Since August 27, 2004 our common stock has traded on the OTC Bulletin Board under the symbol “VQPH.OB.” Prior to that, our common stock traded on the OTC Bulletin Board under the symbol “CQST.OB.” The following table lists the high and low bid price for our common stock as quoted, in U.S. dollars, by the OTC Bulletin Board during each quarter within the last two completed fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2005	$0.99	$0.60
June 30, 2005	$0.70	$0.70
September 30, 2005	$1.15	$1.05
December 31, 2005	$0.76	$0.70
March 31, 2006	$0.85	$0.81
June 30, 2006	$0.80	$0.77
September 30, 2006	$0.65	$0.60
December 31, 2006	$0.53	$0.43

Record Holders

As of March 19, 2007, we had approximately 1,653 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Stock Re-Purchases

We did not make any re-purchases of shares of our common stock during the fourth quarter of fiscal 2006 and we do not currently have any publicly-announced repurchase plans in effect.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS.

Overview

We operate two distinct business units, through our continuing drug development business, we acquire, develop and intend to commercial innovative products for the treatment of key unmet medical needs in cancer and immunological diseases, and through our discontinued operation’s subsidiary Chiral Quest, Inc., we sell chiral products and services and contract research and development services.

In December 2004, we established our Chiral Quest, Ltd. Jiashan, China facility, and commenced research and development and manufacturing operations during the second half of 2005.

In August 2004, we expanded our business plan to also focus on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment in oncology and antiviral diseases and disorders for which there are unmet medical needs. In accordance with this expanded business plan, in October 2005, the Company acquired in a merger transaction Greenwich Therapeutics, Inc., a privately-held New York-based biotechnology company that held exclusive rights to develop and commercialize two oncology drug candidates - VQD-001 (Sodium Stibogluconate, or also SSG) and VQD-002 (Triciribine-Phosphate, or TCN-P). Both of these drug candidates are in early stages of development and cannot be sold until we have obtained the approval of the U.S. Food and Drug Administration, or FDA, or a comparable regulatory body in foreign countries. The rights to these two oncology drug candidates, VQD-001 and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. As a result of our acquisition of Greenwich Therapeutics, the Company holds exclusive rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001 and VQD-002. We have initiated three Phase I/IIa clinical trials since acquiring the license rights to VQD-001 and VQD-002.

On September 29, 2006, our board of directors directed our management to seek strategic alternatives with respect to our Chiral Quest, which may include a sale or other disposition of the operating assets of that business. Accordingly, Chiral Quest’s assets, liabilities and operations are presented in these financial statements as discontinued operations. Chiral Quest had accounted for all sales of the Company from its inception. Our continuing operations, which have not generated any revenues, will focus on the remaining drug development operations of VioQuest Pharmaceuticals, Inc., and accordingly, we are reporting one segment. No provision has been made to reduce the carrying amounts of the assets of the discontinued operations as we believe they approximate their estimated net realizable values.

Since inception, we have incurred an accumulated deficit of $28,540,556 through December 31, 2006. For the year ended December 31, 2006 we had losses from continuing operations of $5,175,570, and used cash in continuing operating activities totaling $3,955,017. As of December 31, 2006, we had working capital of $1,442,522 and cash and cash equivalents of $2,931,265. We expect our operating losses to increase over the next several years, primarily related to our drug development and costs associated with clinical programs, milestone payments to both the Cleveland Clinic Foundation and the University of South Florida for the development of VQD-001 and VQD-002, respectively, in addition to costs related to license fees, manufacturing of our products, regulatory approvals, and the hiring of additional people in the business development, chemistry and administrative areas.

Management expects our losses to increase over the next several years, due to the expansion of our drug development business, costs associated with the clinical development of VQD-001 and VQD-002. These matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations - Years Ended December 31, 2006 vs. 2005

Continuing Operations:

We had no revenues from our continuing operations through December 31, 2006.

In-process research and development, or (“IPR&D”) costs for the year ended December 31, 2006 was $0 as compared to $7,975,218 for the year ended December 31, 2005. The charge for the year ended December 31, 2005 is attributed to the acquisition of Greenwich Therapeutics in October 2005. The acquisition costs were comprised of: $5,995,077 related to the calculated value of 8,564,395 shares of our common stock issued to Greenwich Therapeutics’ shareholders valued at $0.70 per share ($0.70 per share value was based upon the average stock price of our common stock a few days before and a few days subsequent to the July 7, 2005 definitive merger agreement announcement), $986,039 related to the calculated value of 2,000,000 warrants issued to Greenwich Therapeutics’ shareholders using the Black-Scholes stock option pricing model, $823,869 related to debt we assumed as part of the merger of Greenwich Therapeutics and $170,234 is comprised of license fees, legal fees and other professional fees incurred as part of the merger with Greenwich Therapeutics.

Research and development, or (“R&D”), expenses for the year ended December 31, 2006 were $1,819,736 as compared to $0 for the year ended December 31, 2005. R&D is attributed to clinical development costs, milestone license fees, maintenance fees provided to the institutions we licensed VQD-001 and VQD-002, outside manufacturing costs, outside clinical research organization costs, in addition to regulatory and patent filing costs associated to our two oncology compounds VQD-001 and VQD-002 currently in clinical trials. The increase in R&D for the year ended December 31, 2006, is a result of having no R&D costs from our two oncology compounds for the year ended December 31, 2005 as a result of acquiring them in October 2005, and initiating our clinical studies in 2006. Additionally, R&D charges for the year ended December 31, 2006 consist of milestone license fees incurred in connection with receiving acceptance of our Investigational New Drug Application filing for VQD-002 in April 2006 of $100,000, maintenance fees provided to the institutions we licensed VQD-001 and VQD-002 from of approximately $25,000 and $35,000 respectively, outside regulatory and legal fees of $445,000, employee costs of $440,000, outside clinical research organization costs of $452,000 and outside manufacturing costs of approximately $245,000. We expect R&D spending related to our existing product candidates to continue to increase over the next several years as we expand our clinical trials.

Selling, general and administrative, or (“SG&A”), expenses for the year ended December 31, 2006 were $3,455,225 as compared to $2,419,442 during the year ended December 31, 2005. This increase in SG&A expenses was due in part to the impact of expensing employee and director stock options beginning with the year ended December 31, 2006 in accordance with SFAS No. 123R of approximately $830,000, additional spending on conferences, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the Chief Medical Officer hired in March 2006, the Vice President of Regulatory and Clinical Operations hired in October 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes and increased rent expense for the newly extended leased corporate headquarters facility in Basking Ridge, New Jersey. Additionally, management and consulting expenses contributed to part of the SG&A increase, which was primarily attributed to a consultancy agreement for the strategic and technical assessment of our clinical development programs that we entered in with Paramount Corporate Development, an affiliate of Paramount BioCapital, Inc., a related party. The consultancy agreement was for a total of $90,000, for a period of three months for $30,000 per month commencing in August 2006.

Depreciation expense for the year ended December 31, 2006 was $6,304 as compared to $1,646 for the year ended December 31, 2005. The increase in depreciation expense is a result of the additional purchases of computer and office equipment for additional employees and our office expansion during 2006, for our office in Basking Ridge, respectively.

Interest income, net of interest expense for the year ended December 31, 2006 was $105,695 as compared to $42,422 for the year ended December 31, 2005. Interest income received during the year ended December 31, 2006 was approximately $122,000, which was offset by interest expense of approximately $16,000, for the repayment of the final one third amount of debt owed, of approximately $264,000, to Paramount BioCapital, which was assumed as part of the October 2005 acquisition of Greenwich Therapeutics. The increase in interest income for the year ended December 31, 2006 is attributed to having a higher cash balance throughout 2006 as a result of the October 2005 and October 2006 financings.

Our loss from continuing operations for the year ended December 31, 2006 was $5,175,570 as compared to $10,353,884 for the year ended December 31, 2005. The decreased loss from continuing operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005, was primarily due to the IPR&D charges related to the acquisition of Greenwich Therapeutics in October 2005 for $7,975,218, offset by the impact of expensing employee and director stock options beginning with the year ended December 31, 2006 of approximately $830,000 in accordance with SFAS No. 123R, additional spending on conferences, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the Chief Medical Officer hired in March 2006, the Vice President of Regulatory and Clinical Operations hired in October 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes and increased rent expense for the newly leased corporate headquarter facility in Basking Ridge, New Jersey. Increased R&D expenses also contributed to the loss from continuing operations for the year ended December 31, 2006 as compared to having no R&D expenses related to our drug development business for the year ended December 31, 2005. R&D expenses related to our drug development business include clinical research organization and manufacturing costs, maintenance and licensing fees provided to the institutions we licensed VQD-001 and VQD-002 from, in addition to other clinical development costs for the VQD-001 and VQD-002 clinical programs. We expect losses to continue to increase for the next several years from the costs associated with the drug development process related to developing our drug candidates.

Discontinued Operations:

Our loss from discontinued operations for the year ended December 31, 2006 was $3,095,594 as compared to $2,480,745 for the year ended December 31, 2005. The increased loss from discontinued operations for the year ended December 31, 2006 as compared to December 31, 2005 was primarily attributable a decrease in revenues from the prior year of approximately $1.1 million, establishing inventory reserves for slow moving materials of approximately $427,000, and the expensing of employee stock options of approximately $210,000, offset by having lower overhead expenses resulting from a reduced number of employees located in our New Jersey facility, lower R&D expenditures as a result of focusing on commercializing our proprietary technology.

Results of Operations - Years Ended December 31, 2005 vs. 2004

Continuing Operations:

We had no revenues from our continuing operations through December 31, 2005.

IPR&D costs of $7,975,218 for the year ended December 31, 2005 are attributed to the acquisition of Greenwich Therapeutics, Inc. in October 2005. The acquisition costs are comprised of: $5,995,077 related to the calculated value of 8,564,395 shares of the Company’s common stock issued to Greenwich Therapeutics’ shareholders valued at $0.70 per share ($0.70 per share value was based upon the average stock price of our common stock a few days before and a few days subsequent to the July 7, 2005 definitive merger agreement announcement), $986,039 related to the calculated value of 2,000,000 warrants issued to Greenwich Therapeutics’ shareholders using the Black-Scholes stock option pricing model, $823,869 related to debt we assumed as part of the merger of Greenwich Therapeutics and $170,234 is comprised of license fees, legal fees and other professional fees incurred as part of the merger with Greenwich Therapeutics.

SG&A expenses for the year ended December 31, 2005 were $2,419,442 as compared to $0 for the year ended December 31, 2004. This increase in SG&A expenses was primarily due to having no drug development business expenses until 2005. As part of our drug development expansion, we hired our president and CEO in February 2005, and hired our Vice President of Corporate Business Development in July 2005. SG&A also increased as a result of increased spending on conferences, increased travel expenses for new business development opportunities and higher administrative expenses associated with employee costs such as increased insurance, and employer payroll taxes and increased rent expense for the newly leased corporate headquarters facility in Basking Ridge, New Jersey in September 2005. Additionally, management and consulting expenses contributed $263,534 as part of the SG&A increase, which was primarily attributed to a non-recurring charge of $190,000 from the issuance of 200,000 shares of our common stock to an outside consultant in the third quarter 2005, in addition to the Company utilizing regulatory and advisory consultants in the due diligence process of acquiring our two oncology compounds, VQD-001 and VQD-002 in October 2005.

Interest income, net of interest expense for the year ended December 31, 2005 was $42,422 as compared to $0 for the year ended December 31, 2004. The increase was attributed to having higher cash balances during the year ended December 31, 2005 as compared to 2004 as a result of completing a financing in October 2005 for approximately $8.4 million.

Our loss from continuing operations for the year ended December 31, 2005 was $10,353,884 as compared to $0 for the year ended December 31, 2004. The increased loss from continuing operations for the year ended December 31, 2005 as compared to December 31, 2004 was primarily due to having no drug development business expenses until 2005. In October 2005, we acquired Greenwich Therapeutics and incurred IPR&D expenses of approximately $7.9 million as a result of the Company acquiring two oncology compounds through the acquisition of Greenwich Therapeutics, Inc. in October 2005 for $7,975,218, in addition to higher SG&A expenses due in part to having more employees which include the President and CEO hired in February 2005, the Vice President of Corporate Business Development hired in July 2005, additional spending on conferences, increased travel expenses for new business development opportunities and higher administrative expenses associated with other related employee costs such as increased insurance, and employer payroll taxes and increased rent expense for the newly leased corporate headquarters facility in Basking Ridge, New Jersey in September 2005.

Discontinued Operations:

Our loss from discontinued operations for the year ended December 31, 2005 was $2,480,745 as compared to $4,023,558 for the year ended December 31, 2004. The decreased loss from discontinued operations for the year ended December 31, 2005, as compared to December 31, 2004 was primarily attributable to increased gross profits as a result of having higher revenues in 2005 versus 2004, in addition to having lower overhead expenses resulting from a reduced number of employees located in our New Jersey facility, lower R&D expenditures as a result of focusing on commercializing our proprietary technology, in addition to receiving a tax benefit of approximately $236,000 from the State of New Jersey, from the sale of our net operating losses.

Liquidity and Capital Resources:

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

As a result of this acquisition, we have undertaken funding development of VQD-001 and VQD-002, which has significantly increased our expected cash expenditures and will continue to increase our expenditures over the next 12 months and thereafter. The completion of development of VQD-001 and VQD-002, both of which are only in early stages of clinical development, is very lengthy and expensive process. Until such development is complete and the FDA (or the comparable regulatory authorities of other countries) approves VQD-001 and VQD-002 for sale, we will not be able to sell these products.

Since inception, we have incurred an accumulated deficit of $28,540,556 through December 31, 2006. For the year ended December 31, 2006, we had losses from continuing operations of $5,175,570 and used $3,955,017 in cash from continuing operating activities for year ended December 31, 2006. As of December 31, 2006, we had working capital of $1,442,522 and cash and cash equivalents of $2,931,265.

Management expects our losses to increase over the next several years, due to the expansion of our drug development business, costs associated with the clinical development of VQD-001 and VQD-002. These matters raise substantial doubt about our ability to continue as a going concern.

On October 18, 2006, we sold 7,891,600 shares of our common stock at a price of $0.50 per share resulting in gross proceeds of approximately $3.95 million. In addition to the shares of common stock, we also issued to the investors 5-year warrants to purchase an aggregate of 2,762,060 shares at an exercise price of $0.73 per share. In connection with the private placement, we engaged Paramount BioCapital, Inc. (“Paramount”), as our exclusive placement agent, and Paramount in turn engaged various broker-dealers as sub-agents to assist with the offering. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of VioQuest. Stephen C. Rocamboli, a director of our Company, is currently employed by Paramount. Until December 2006, Dr. Michael Weiser, also a director of our Company, was employed by Paramount, an entity of which Dr. Rosenwald is the chairman and sole stockholder. In consideration for their services, we paid an aggregate of approximately $276,000 in commissions to the placement agents (including sub-agents) in connection with the offering, of which $56,000 was paid to Paramount, plus an additional $30,000 as reimbursement for expenses. We also issued to the placement agents 5-year warrants to purchase an aggregate of 394,580 shares of common stock at a price of $0.55 per share. Based upon the Black-Scholes option pricing valuation model, the investor warrants are estimated to be valued at approximately $1,363,000. Based upon the Black-Scholes option pricing valuation model, the placement agents’ warrants are estimated to be valued at approximately $195,000.

On October 18, 2005, we sold 11,179,975 shares of our common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of our common stock, investors also received 5-year warrants to purchase an aggregate of 4,471,975 shares of our common stock at an exercise price of $1.00 per share. . In connection with the private placement, we engaged Paramount as our exclusive placement agent. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of our Company. Two of our directors, Stephen C. Rocamboli who is currently employed by Paramount and until December 2006, Dr. Weiser was employed by Paramount of which Dr. Rosenwald is the chairman and sole stockholder, and is also a substantial stockholder of the Company. We paid an aggregate of approximately $587,000 in commissions to Paramount in connection with the offering, plus an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share. Our net proceeds, after deducting placement agent fees and other expenses relating to the private placement, were approximately $7.5 million.

On February 25, 2004, we completed a private placement of our securities to accredited investors that resulted in gross proceeds of approximately $7.2 million. Investors in the private placement purchased an aggregate of approximately 4.8 million shares of our common stock at a price per share of $1.50 and received 5-year warrants to purchase one share of common stock at $1.65 per share for every two common shares purchased in the offering (a total of 2.4 million warrants). In connection with this offering, we issued 482,691 shares of common stock at a price of $1.65 per share to our placement agents. In addition, we paid an aggregate of $500,000 in selling agent commissions, of which Paramount (See note 11 accompanying the consolidated financial statements included elsewhere in this Annual Report on Form 10-KSB), received $300,000. Net proceeds to us, after deducting commissions and other expenses relating to the private placement, were approximately $6.7 million.

Management anticipates that our capital resources will be adequate to fund our operations through the second quarter of 2007. Additional financing will be required during 2007 in order to continue operations. Our board of directors directed our management to seek strategic alternatives for our Chiral Quest business operations on September 29, 2006, which may include the possible sale of that business. If we are able to sell our Chiral Quest business we may receive cash proceeds from the sale, which we would utilize to further the development of our two anti-cancer drug candidates. The most likely source of financing includes the private sale of our equity or debt securities, or bridge loans to us from third party lenders. However, changes may occur that would consume available capital resources before that time. Our working capital requirements will depend upon numerous factors, which include, the progress of its drug development and clinical programs, including associated costs relating to milestone payments, license fees, manufacturing costs, regulatory approvals, and the hiring of additional employees.

Our net cash used in continuing operating activities for the year ended December 31, 2006 was $3,955,017. Our net cash used in operating activities primarily resulted from a net loss of $5,175,570 offset by non-cash items consisting of the impact of expensing employee and director stock options in accordance with FAS 123R of $830,715, the impact of expensing scientific advisory board member consultants’ options in accordance with EITF 96-18 for $33,830, and depreciation of $6,304, Other uses of cash in continuing operating activities include an increase in other current assets, which primarily consists of prepaid clinical research organization costs, prepaid manufacturing costs of $432,068 attributed to our two oncology compounds development sites. Additionally, an increase in accounts payable of $756,381 which is primarily attributed to clinical development costs, clinical regulatory costs, legal, accounting fees.

Our net cash used in continuing investing activities for the year ended December 31, 2006 totaled $28,406, which resulted from capital expenditures were attributed to the purchases of computer and office equipment for the Basking Ridge, New Jersey facility.

Our net cash provided by financing activities for the year ended December 31, 2006 was $3,649,246. Financing activities consisted of approximately $3.65 million received from our October 2006 private placement of approximately 7.9 million shares of our common stock at a price per share of $0.50, net of approximately $296,000 of costs associated to the agreement with Paramount, which served as our placement agent.

As part of our plan for development, we anticipate hiring additional full-time employees in the medical, clinical and finance functions. In addition, we will continue to use senior advisors, consultants, clinical research organizations and third parties to perform certain aspects of our products’ development, manufacturing, clinical and preclinical development, and regulatory and quality assurance functions.

At our current and desired pace of clinical development of our two products, currently in Phase I/IIa clinical trials, over the next 12 months we expect to spend approximately $7.0 million on clinical trials (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates, maintenance fees payments that we are obligated to pay to the institutions we licensed our two oncology compounds from, salaries and consulting fees, pre-clinical and laboratory studies), approximately $130,000 on facilities, rent and other facilities costs, and approximately $2.7 million on general corporate and working capital. Additionally, we have an outstanding debt balance of $264,623 and approximately $16,000 of interest through December 31, 2006, which was due in October 2006 and is currently due and payable to Paramount BioSciences, LLC, an affiliate of Paramount. We plan to satisfy the final portion of debt and interest by the end of the first half of 2007.

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

Contractual Obligations

License with The Cleveland Clinic Foundation. We have an exclusive, worldwide license agreement with CCF for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001. We are obligated to make an annual license maintenance payment until the first commercial sale of VQD-001, at which time we are no longer obligated to pay this maintenance fee. In addition, the license agreement requires us to make payments in an aggregate amount of up to $4.5 million to CCF upon the achievement of certain clinical and regulatory milestones. Should VQD-001 become commercialized, we will be obligated to pay CCF an annual royalty based on net sales of the product. In the event that we sublicense VQD-001 to a third party, we will be obligated to pay CCF a portion of fees and royalties received from the sublicense. We hold the exclusive right to negotiate for a license on any improvements to VQD-001 and have the obligation to use all commercially reasonable efforts to bring SSG to market. We have agreed to prosecute and maintain the patents associated with VQD-001 or provide notice to CCF so that it may so elect. The license agreement shall automatically terminate upon Greenwich’s bankruptcy and upon the date of the last to expire claim contained in the patents subject to the license agreement. The license agreement may be terminated by CCF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon thirty day’s written notice.

License with the University of South Florida Research Foundation, Inc. We have an exclusive, worldwide license agreement with USF for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-002. Under the terms of the license agreement, we have agreed to sponsor research involving VQD-002 annually for the term of the license agreement.  In addition, the license agreement requires us to make payments in an aggregate amount of up to $5.8 million to USF upon the achievement of certain clinical and regulatory milestones. Should a product incorporating VQD-002 be commercialized, we are obligated to pay to USF an annual royalty based on net sales of the product. In the event that we sublicense VQD-002 to a third party, we are obligated to pay USF a portion of fees and royalties received from the sublicense. We hold a right of first refusal to obtain an exclusive license on any improvements to VQD-002 and have the obligation to use all commercially reasonable efforts to bring VQD-002 to market. We have agreed to prosecute and maintain the patents associated with VQD-002 or provide notice to USF so that it may so elect. The license agreement shall automatically terminate upon Greenwhich’s bankruptcy or upon the date of the last to expire claim contained in the patents subject to the license agreement. The license agreement may be terminated by USF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon six month’s written notice.

The following table summarizes our long-term contractual obligations at December 31, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Continuing Operating Lease Obligations (1)	$494,000	$97,000	$295,000	$102,000	$-
Discontinued Operating Lease Obligations (1)	799,000	331,000	468,000	-	-
Total	$1,293,000	$428,000	$763,000	$102,000	$-

(1)
Operating Lease Obligations are payment obligations under an “operating lease” as classified by FASB Statement of Financial Accounting Standards No. 13. According to SFAS 13, any lease that does not meet the criteria for a “capital lease” is considered an “operating lease.”

Critical Accounting Policies and Estimates

 Accounting for Stock-Based Compensation

Prior to January 1, 2006, as permitted by SFAS No. 123, we accounted for share-based payments to employees using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees “APB No. 25”, and related interpretations. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known. As previously permitted by the Statement of Financial Accounting Standards No. 123 “SFAS No. 123”, we had elected to apply the intrinsic-value-based method of accounting under APB No. 25 described above, and adopted the disclosure only requirements of SFAS No. 123, and provided pro forma information for the effects of using a fair value basis for all options.

We adopted SFAS No. 123R, Share-Based Payment and related interpretations on January 1, 2006 for its employee and director stock options plan, using the modified prospective method which requires that share-based expense recognized includes: (a) share-based expense for all awards granted prior to, but not yet vested, as of the adoption date and (b) share-based expense for all awards granted subsequent to the adoption date. Since the modified prospective application method is being used, there is no cumulative effect adjustment upon the adoption of SFAS No. 123R, and our financial statements as of and for the year ended December 31, 2005 do not reflect any restated amounts. No modifications were made to outstanding options prior to the adoption of SFAS No. 123R, and we did not change the quantity, type or payment arrangements of any share-based payment programs.

SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized as an expense in the financial statements, and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123, Accounting for Stock-Based Compensation “SFAS No. 123” are no longer an alternative to financial statement recognition. SFAS No. 123R also required that forfeitures be estimated and recorded over the vesting period of the instrument.

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with SFAS 123R and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The initial non-cash charge to operations for non-employee options with vesting is subsequently adjusted at the end of each reporting period based upon the change in the fair value of our common stock until such options vest. We use the same valuation methodologies and assumptions in estimating the fair value of options under both SFAS No. 123R and the pro forma disclosures under SFAS No. 123.

Research and Development Expense.

 Research and development expenditures are expensed as incurred. We often contract with third parties to facilitate, coordinate and perform agreed upon research and development activities. To ensure that research and development costs are expensed as incurred, we measure and record prepaid assets or accrue expenses on a monthly basis for such activities based on the work performed under the contracts.

These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most professional fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date.

These contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees. Because these fees are incurred at various times during the contract term and they are used throughout the contract term, we record a monthly expense allocation to recognize the fees during the contract period. Fees incurred to set up the clinical trial are expensed during the setup period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 00-19-2 (“FSP 00-19-2”), Accounting for Registration Payment Arrangements. FSP 00-19-2 addresses an issuer’s accounting for registration payment arrangements by specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, wither issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 will be effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We currently believe that the adoption of FSP 00-19-2 will have no material impact on our consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. FIN 48 stipulates a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, and interest and penalties. The provisions of FIN 48 are to be effective for our fiscal year beginning January 1, 2007. We have determined that the impact that uncertain tax positions will not have a material affect on our financial position or results of operations.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

For a list of the consolidated financial statements filed as part of this report, see the Index to Consolidated Financial Statements beginning at Page F-1 of this annual report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of that date in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information in response to this Item is incorporated herein by reference to our 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to our 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information in response to this Item is incorporated herein by reference to our 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to our 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB.

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

3.1	Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 20, 2005).

3.2	Bylaws, as amended to date (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

4.1	Option Agreement No. LL-1 dated May 6 , 2003 issued to Princeton Corporate Plaza, LLC. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).

4.2	Form of Option Agreement dated May 6, 2003 issued to Princeton Corporate Plaza, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).

4.3	Schedule of Options substantially identical to Exhibit 4.3 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).

4.4	Form of Common Stock Purchase Warrant issued in connection with February 2004 private placement (incorporated by reference to the Registrant’s Form SB-2 filed March 26, 2004 (File No. 333-113980)).

4.5
Form of Common Stock Purchase Warrant issued in connection with the October 2005 private placement (incorporated by reference to Exhibit 4.1 of the Registrant’s Form SB-2 filed November 17, 2005 (File No. 333-129782)).

4.6
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

4.8	Form of warrant issued to investors in October 18, 2006 private placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006).

4.9	Form of warrant issued to placement agents in October 18, 2006 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006).

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

10.5
License Agreement dated February 8, 2005 by and between Greenwich Therapeutics, Inc. and The Cleveland Clinic Foundation (incorporated by reference to Exhibit 10.6 of the Registrant’s Form SB-2 filed November 17, 2005 (File No. 333-129782)).++

10.6
License Agreement dated April 19, 2005 by and between Greenwich Therapeutics, Inc. and the University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Form SB-2 filed November 17, 2005 (File No. 333-129782)).++

10.7
Letter Agreement between the Company and Pamela Harris dated February 15, 2006 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005).

10.8
Form of Subscription Agreement issued in connection with the October 2005 private placement (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005).

10.9	Summary terms of 2006 management bonus compensation plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2006).

10.10	Summary terms of outside director compensation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 25, 2006).

10.11
Severance Benefits Agreement dated August 8, 2006 by and between Brian Lenz and the Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006).

10.12
Letter Agreement between the Company and Lawrence Akinsanmi effective October 1, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2006).

10.13
Form of subscription agreement between the Company and investors accepted as of October 18, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006).

10.14
First Amendment to Lease dated September 15, 2006 between the Company and Mount Airy Associates, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006).

10.15	Form of Stock Option Agreement for use under the 2003 Stock Option Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of J.H. Cohn LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++ Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information in response to this Item is incorporated herein by reference to our 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, VioQuest Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2007.

VioQuest Pharmaceuticals, Inc.

By:	/s/ Daniel Greenleaf
Daniel Greenleaf President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of VioQuest Pharmaceuticals, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Greenleaf	President & Chief Executive Officer and Director	March 22, 2007
Daniel Greenleaf	(Principal Executive Officer)

/s/ Brian Lenz	Chief Financial Officer, and Treasurer	March 22, 2007
Brian Lenz	(Principal Financial and Accounting Officer)

/s/ Vincent M. Aita	Director	March 22, 2007
Vincent M. Aita

/s/ Johnson Y. N. Lau	Director	March 22, 2007
Johnson Y. N. Lau

/s/ Stephen C. Rocamboli	Chairman of the Board	March 22, 2007
Stephen C. Rocamboli

/s/ Stephen A. Roth	Director	March 22, 2007
Stephen A. Roth

/s/ Michael Weiser	Director	March 22, 2007
Michael Weiser

/s/ Xumu Zhang	Director	March 22, 2007
Xumu Zhang

Report of Independent Registered Public Accounting Firm

VioQuest Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of VioQuest Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VioQuest Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2006 and 2005, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2006 and has generated recurring losses and negative net cash flows from operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

/s/ J.H. Cohn LLP

Roseland, New Jersey

March 6, 2007

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,931,265	$6,021,399
Prepaid expenses and other current assets	442,013	9,945
Current assets associated with discontinued operations	1,056,808	892,092
Total Current Assets	4,430,086	6,923,436

NON-CURRENT ASSETS ASSOCIATED WITH DISCONTINUED OPERATIONS	1,339,627	1,424,883
PROPERTY AND EQUIPMENT, NET	43,378	21,276
SECURITY DEPOSITS	15,232	9,708
TOTAL ASSETS	$5,828,323	$8,379,303
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,031,458	$275,077
Accrued compensation and related taxes	245,475	360,000
Accrued expenses	180,440	35,000
Note payable - Paramount BioSciences, LLC	264,623	264,623
Current liabilities associated with discontinued operations	1,265,568	1,105,594
TOTAL LIABILITIES	2,987,564	2,040,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2006 and 2005	-	-
Common stock; $0.001 par value: 100,000,000 shares authorized at December 31, 2006 and 2005 respectively, 54,621,119 shares issued and outstanding at December 31, 2006, and 46,729,519 shares issued and outstanding at December 31, 2005	54,621	46,729
Additional paid-in capital	31,326,694	26,561,672
Accumulated deficit	(28,540,556)	(20,269,392)
Total Stockholders' Equity	2,840,759	6,339,009
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,828,323	$8,379,303

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2006	2005
REVENUE	-	-

OPERATING EXPENSES
In-process research and development	-	7,975,218
Research and development	1,819,736	-
Selling, general and administrative	3,455,225	2,419,442
Depreciation	6,304	1,646
Total Operating Expenses	5,281,265	10,396,306

LOSS FROM OPERATIONS	(5,281,265)	(10,396,306)

INTEREST INCOME, NET	105,695	42,422

LOSS FROM CONTINUING OPERATIONS	(5,175,570)	(10,353,884)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT	(3,095,594)	(2,480,745)

NET LOSS	$(8,271,164)	$(12,834,629)

NET LOSS PER SHARE:
CONTINUING OPERATIONS	$(0.13)	$(0.47)
DISCONTINUED OPERATIONS	(0.08)	(0.11)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.21)	$(0.58)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	39,786,686	22,034,198

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2005	17,827,924	$178,279	$11,046,276	$(7,434,763)	$3,789,792
Common stock issued to consultant	200,000	200	189,800		190,000
October 18, 2005 private placement, net of $636,949 in financing costs	11,179,975	11,180	7,736,852		7,748,032
October 18, 2005 acquisition of Greenwich Therapeutics, Inc. (includes 8,564,395 shares held in escrow)	17,128,790	17,129	6,993,985		7,011,114
Shares issued for repayment of debt to Paramount BioCapital, Inc.	392,830	392	264,231		264,623
Stock-based compensation to consultants			170,077		170,077
Effect of change in par value from change in state incorporation		(160,451)	160,451		-
Net loss for the year ended December 31, 2005				(12,834,629)	(12,834,629)
Balance, December 31, 2005	46,729,519	46,729	26,561,672	(20,269,392)	6,339,009
October 18, 2006 private placement, net of $296,554 in financing costs	7,891,600	7,892	3,641,354		3,649,246
Stock-based compensation to employees			1,040,145		1,040,145
Stock-based compensation to consultants			83,523		83,523
Net loss for the year ended December 31, 2006				(8,271,164)	(8,271,164)
Balance, December 31, 2006	54,621,119	$54,621	$31,326,694	$(28,540,556)	$2,840,759

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,271,164)	$(12,834,629)
Loss from discontinued operations	3,095,594	2,480,745
Loss from continuing operations	(5,175,570)	(10,353,884)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
In-process research and development	-	7,975,218
Depreciation	6,304	1,646
Stock-based compensation to consultants	33,830	-
Stock-based compensation issued to employees	830,715	190,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	(432,068)	(9,945)
(Increase) in security deposits	(5,524)	(9,708)
Increase in accounts payable	756,381	275,077
Increase in accrued expenses	30,915	395,000
Net cash used in continuing operating activities	(3,955,017)	(1,536,596)
Net cash used in discontinued operating activities	(2,502,814)	(2,205,258)
Net cash used in operating activities	(6,457,831)	(3,741,854)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Greenwich acquisition	-	(170,234)
Payments for purchased property and equipment	(28,406)	(21,276)
Net cash used in continuing investing activities	(28,406)	(191,510)
Net cash used in discontinued investing activities	(253,143)	(594,193)
Net cash used in investing activities	(281,549)	(785,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of common stock, net	3,649,246	7,748,032
Payment of note payable to Paramount BioSciences	-	(264,623)
Net cash provided by financing activities	3,649,246	7,483,409
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,090,134)	2,955,852
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,021,399	3,065,547
CASH AND CASH EQUIVALENTS - END OF YEAR	$2,931,265	$6,021,399

Non-Cash Transactions:

1. See Note 4 for discussion of the acquisition of Greenwich Therapeutics, Inc. and consideration (principally, shares, warrants and the assumption of debt) issued and assumed.

2. The Company incurred $823,869 of debt from the acquisition of Greenwich Therapeutics, Inc., in October 2005.

3. Of the total debt assumed by the Company, $264,623 was paid to Paramount BioCapital, Inc. from proceeds of the October 2005 private placement of the Company’s common stock, $294,623 was paid through the issuance of 392,830 shares of its common stock to Paramount BioCapital, Inc., and $264,623 is payable to Paramount BioSciences, LLC, as a result of the Company’s successful completion of a combined financing, of at least $10 million, which includes the $8.4 million financing in October 2005 and $3.95 million financing in October 2006. See Note 11.

4. The Company reincorporated from Minnesota to Delaware in October 2005, resulting in an equity reclassification of $160,451 from the change in the par value of its common stock from $0.01 to $0.001.

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1  NATURE OF OPERATIONS AND LIQUIDITY

(A) Basis of Presentation

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

On September 29, 2006, the Company’s board of directors directed its management to seek strategic alternatives with respect to the Company’s Chiral Quest, Inc. subsidiary (“Chiral Quest”), which may include a sale or other disposition of the operating assets of that business. Accordingly, the results of Chiral Quest’s products and services business and the assets and liabilities are presented in these financial statements as discontinued operations. Chiral Quest had accounted for all sales of the Company from its inception. The Company’s continuing operations, which have not generated any revenues, will focus on the drug development operations of VioQuest Pharmaceuticals, Inc. and accordingly, the Company has only one segment. As a result, the Company no longer provides segment reporting. No provision has been made to reduce the carrying amounts of the assets of the discontinued operations as they approximate their estimated net realizable values. See Note 3.

The balance sheets as of December 31, 2006 and December 31, 2005 and the statements of operations and cash flows for the years then ended include reclassifications primarily to reflect discontinued operations.

(B) Nature of Continuing Operations

Since August 2004, the Company has focused on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment of oncology and antiviral diseases and disorders for which there are unmet medical needs. In accordance with this business plan, in October 2005, the Company acquired in a merger transaction Greenwich Therapeutics, Inc., (“Greenwich”), a privately-held New York-based biotechnology company that held exclusive rights to develop and commercialize two oncology drug candidates - sodium stibogluconate or VQD-001, and triciribine-Phosphate or VQD-002. The rights to these two oncology drug candidates, VQD-001 and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. As a result of the Company’s acquisition of Greenwich, the Company holds exclusive rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001 and VQD-002.

(C) Liquidity

Since inception, the Company has incurred an accumulated deficit of $28,540,556 through December 31, 2006. For the years ended December 31, 2006 and 2005, the Company had losses from continuing operations of $5,175,570 and $10,353,884, respectively, and used $3,955,017 and $1,536,596 of cash in continuing operating activities for the years ended December 31, 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, the Company had a net loss of $8,271,164 (including $5,175,570 from continuing operations) and a net loss of $12,834,629 (including $10,353,884 from continuing operations), respectively, and used $6,457,831 and $3,741,854 of cash in all operating activities for the years ended December 31, 2006 and 2005, respectively. Management expects the Company’s losses from continuing operations to increase over the next several years, due to the expansion of its drug development business, and related costs associated with the clinical development programs of VQD-001 and VQD-002. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

As of December 31, 2006, we had working capital of $1,442,522 and cash and cash equivalents of $2,931,265. The Company has incurred negative cash flow from continuing operations since we started business. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing our business strategy, including our planned development efforts relating to our drug candidates, our clinical trials, and our research and development efforts.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Management anticipates that the Company’s capital resources will be adequate to fund its operations through the second quarter of 2007. Additional financing will be required during 2007 in order to continue operations. On September 29, 2006 the Company has determined to seek strategic alternatives for its Chiral Quest business operations, including the possible sale of that business, which may potentially provide the Company with additional net cash proceeds. See Note 3. The other most likely sources of additional financing include the private sale of the Company’s equity or debt securities, or bridge loans to the Company from third party lenders. However, changes may occur that would consume available capital resources before that time. The Company’s working capital requirements will depend upon numerous factors, which include, the progress of its drug development and clinical programs, including associated costs relating to milestone payments, maintenance and license fees, manufacturing costs, patent costs, regulatory approvals, and the hiring of additional employees.

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VioQuest Pharmaceuticals, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company translates the financial statements of its discontinued subsidiary, Chiral Quest, Ltd. in Jiashan, China, at end of period rates with respect to its balance sheet and at the average exchange rates with respect to the results of its operations and cash flows.

(B) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents.

(C) Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying value of the note payable to Paramount BioSciences, LLC, approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

(D) Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets, principally using the straight-line method. Amortization of equipment under capital leases and leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The estimated useful lives used for depreciation and amortization were three (lease term), five and seven years for computer equipment and office equipment, respectively (See Note 5).

(E) Income Taxes

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

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that deferred tax assets will not be realized.

(F) Stock-Based Compensation

Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) the Company accounted for share-based payments to employees using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known. As previously permitted by SFAS No. 123, the Company had elected to apply the intrinsic-value-based method of accounting under APB No. 25 described above, and adopted the disclosure only requirements of SFAS No. 123 and provided pro forma information for the effects of using a fair value basis for all options.

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) and related interpretations on January 1, 2006 for its employee and director stock options plan, using the modified prospective method which requires that share-based expense recognized includes: (a) share-based expense for all awards granted prior to, but not yet vested, as of the adoption date and (b) share-based expense for all awards granted subsequent to the adoption date. Since the modified prospective application method is being used, there is no cumulative effect adjustment upon the adoption of SFAS No. 123R, and the Company’s December 31, 2005 financial statements do not reflect any restated amounts. No modifications were made to outstanding options prior to the adoption of SFAS No. 123R, and the Company did not change the quantity, type or payment arrangements of any share-based payment programs. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized as an expense in the financial statements over the related service period, and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued. The pro forma information provided under SFAS No. 123 was determined on a basis similar in most respects to that of SFAS No. 123R, with the exception of option forfeitures, which, under SFAS No. 123, had been accounted for as they occurred.

Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123, are no longer an alternative to financial statement recognition. SFAS No. 123R also required that forfeitures be estimated and recorded over the vesting period of the instrument.

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method in accordance with SFAS No. 123R and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The initial non-cash charge to operations for non-employee options with vesting is subsequently adjusted at the end of each reporting period based upon the change in the fair value of the Company’s common stock until such options vest.

The following table details the pro forma effect on the Company’s net loss and basic and diluted net loss per share had compensation expense for stock-based awards been recorded in the year ended December 31, 2005 based on the fair value method under SFAS No. 123 instead of the intrinsic value method under APB No. 25:

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Year Ended December 31, 2005
Loss from continuing operations as reported	$(10,353,884)
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of taxes	(466,991)
Pro forma, loss from continuing operations	$(10,820,875)

Loss from discontinued operations as reported	$(2,480,745)
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of taxes	(236,781)
Pro forma, loss from discontinued operations	$(2,717,526)

Net loss as reported	$(12,834,629)
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of taxes	(703,772)
Pro forma, net loss	$(13,538,401)

Basic and diluted loss per share from continuing operations, as reported	$(0.47)
Basic and diluted loss per share from continuing operations, pro forma	$(0.49)
Basic and diluted loss per share from discontinued operations, as reported	$(0.11)
Basic and diluted loss per share from discontinued operations, pro forma	$(0.12)
Basic and diluted net loss per share, as reported	$(0.58)
Basic and diluted net loss per share, pro forma	$(0.61)

(G) Use of Estimates

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

(H) In-Process Research and Development Expense

In-process research and development costs are expensed as incurred. These expenses are comprised of the costs associated with the acquisition of Greenwich.

(I) Research and Development Expense

Research and development costs, when incurred in continuing operations, will be expensed as incurred. These expenses will include the cost of the Company's proprietary research and development efforts, as well as costs incurred in connection with the Company's third-party collaboration efforts. We often contract with third parties to facilitate, coordinate and perform agreed upon research and development activities. To ensure that research and development costs are expensed as incurred, we measure and record prepaid assets or accrue expenses on a monthly basis for such activities based on the work performed under the contracts.

These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

In the event that we prepay fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most professional fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date.

These contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs including shipping and printing fees. Because these fees are incurred at various times during the contract term and they are used throughout the contract term, we record a monthly expense allocation to recognize the fees during the contract period. Fees incurred to set up the clinical trial are expensed during the setup period.

(J) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, excluding 8,564,395 common shares held in escrow based upon clinical milestones of VQD-001 and VQD-002, as a result of the acquisition of Greenwich Therapeutics. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities including options and warrants in the aggregate excluded from the calculation were 30,294,586 (including the 8,564,395 common shares held in escrow, 15,642,759 warrants, and 6,087,432 stock options) at December 31, 2006 and 26,026,366 at December 31, 2005.

(K) Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash with high quality financial institutions to limit credit exposure.

NOTE 3  DISCONTINUED OPERATIONS

On September 29, 2006, the Company’s board of directors directed its management to seek strategic alternatives for the operations of its Chiral Quest subsidiary which may include a sale or other disposition of the operating assets of that business. Accordingly, the business and assets of Chiral Quest are presented in these financial statements as discontinued operations. No provision has been made to reduce the carrying amounts of the assets of discontinued operations as management believes they approximate their net realizable values. As of December 31, 2006 and 2005, the current assets of discontinued operations totaled $1,056,808 and $892,092, respectively, which consisted of accounts receivable, inventories and prepaid expenses. As of December 31, 2006 and 2005, the non-current assets of discontinued operations totaled $1,339,627 and $1,424,883, respectively, which consisted of fixed assets net of accumulated depreciation and patents net of accumulated amortization, and security deposits. Current liabilities as of December 31, 2006 and 2005 associated with discontinued operations totaled $1,265,568 and $1,105,594, respectively, which consisted of accounts payable, accrued expenses, and deferred revenue. Revenues for the years ended December 31, 2006 and 2005, from discontinued operations totaled $2,738,652 and $3,804,654 respectively. Loss from discontinued operations for the years ended December 31, 2006 and 2005, which consisted of revenues less cost of goods sold, management and consulting fees, research and development, selling, general and administrative expenses and depreciation and amortization, totaled $3,095,594 and $2,480,745, respectively.

NOTE 4  MERGER

Greenwich Therapeutics, Inc.

On October 18, 2005, the Company completed a merger with Greenwich, a New York based biotechnology company. In exchange for their shares of Greenwich common stock and pursuant to the Merger Agreement, the stockholders of Greenwich received an aggregate of 17,128,790 shares of the Company’s common stock and five-year warrants to purchase an additional 4,000,000 shares of the Company’s common stock at an exercise price of $1.41 per share. One-half of the shares and warrants issued to Greenwich’s stockholders were placed in escrow and will be released based upon the achievement of certain milestones as discussed:

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

Dr. Lindsay A. Rosenwald and certain trusts established for the benefit of Dr. Rosenwald and his family collectively held approximately 48% of Greenwich’s capital stock prior to the completion of the Merger. Together, Dr. Rosenwald and such trusts also owned approximately 16% of the Company’s common stock prior to the completion of the Merger. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount BioCapital, Inc. (“Paramount”) and a substantial stockholder of VioQuest. See Note 11.

Additionally, as contemplated by the merger agreement, on October 18, 2005, the Company assumed outstanding indebtedness of Greenwich of $823,869, all of which is payable to Paramount BioSciences, LLC. (“PBI”), (See Note 11), pursuant to a promissory note dated October 17, 2005, referred to as the (“Note”).

At the closing of the merger, the Note was amended to provide that one-third would be converted into securities of the Company on the same terms as the Company’s October 2005 private placement, one-third of the outstanding indebtedness under the Note would be repaid upon the completion by the Company of a financing resulting in gross proceeds of at least $5 million, and the final one-third would be payable upon completion by the Company of one or more financings resulting in aggregate gross proceeds of at least $10 million (inclusive of the amounts raised in its $8.4 million financing on October 18, 2005 and $3.95 million financing on October 18, 2006). (See Note 7). As of December 31, 2006, the Company has completed two financings which have totaled over $10 million.

Accordingly, on October 18, 2005, upon completion of the private placement, the Company satisfied one-third of the total indebtedness outstanding under the Note by making a cash payment of $264,623 and another one-third by issuing to PBI 392,830 shares valued at $0.75 per share, the offering price of the October 2005 private placement, the equivalent of $294,623 of the Company’s common stock.

The final one-third of the Note of $264,623, which was due in October 2006, in addition to interest of approximately $16,000, remains outstanding and payable to PBI as of December 31, 2006. The Company plans to satisfy the final portion of debt and interest by the end of the first half of 2007.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The acquisition of Greenwich on October 18, 2005 was accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.”

Under the purchase method, assets acquired and liabilities assumed by the Company were recorded at their estimated fair values at the date of acquisition and the results of operations of the acquired company were consolidated with those of the Company from the date of acquisition.

The total purchase price of $7,975,218, was determined to be allocable to a charge for in-process research and development and is comprised of $5,995,077 related to the calculated value of the Company’s common stock issued of $0.70 per share ($0.70 per share value was based upon the average stock price of the Company’s common stock a few days before and a few days subsequent to the July 7, 2005 definitive merger agreement announcement), $986,039 related to the calculated value of 2,000,000 warrants issued to Greenwich shareholders using the Black-Scholes option pricing model, $823,869 related to debt the Company assumed and $170,234 related to professional fees.

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

The following unaudited pro forma financial information represents the condensed consolidated results of operations of the Company and Greenwich for the year ended December 31, 2005 assuming the acquisition had been consummated at the beginning of that year. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the year. Our pro forma results of operations are as follows:

Pro Forma (Unaudited)
Years Ended
December 31,
2005
NET LOSS	$(11,108,786)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(.38)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	29,150,897

The pro-forma net loss for the year ended December 31, 2005, includes a non-recurring, one-time charge of $7,975,000 which represents the allocated in-process research and development costs. The above pro forma financial information is not necessarily indicative of what the Company’s results of operations would have been had the Merger occurred on January 1, 2005.

Reincorporation

In October 2005, the Company, formerly a Minnesota corporation, reincorporated under Delaware law. The reincorporation was effected by merging the Company with and into VioQuest Delaware, Inc., a wholly-owned subsidiary of the Company formed under Delaware law solely for the purpose of effecting the Company’s reincorporation, with VioQuest Delaware remaining as the surviving corporation.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Each share of outstanding common stock of the Company was converted into one share of VioQuest Delaware common stock. In connection with the reincorporation and merger, VioQuest Delaware’s name was changed to VioQuest Pharmaceuticals, Inc. Further, as a result of the reincorporation, the Company’s authorized number of shares was increased to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Company’s stockholders approved both the reincorporation and an amendment to the Company’s charter increasing the number of authorized shares of capital stock at a special meeting held October 8, 2005. The reincorporation of the Company under Delaware law was a condition to completing the merger with Greenwich. The par value of the Company’s common stock changed in October 2005 to $0.001 from $0.01, as a result of the Company’s reincorporation from Minnesota a par value of $0.01 to Delaware a par value of $0.001.

NOTE 5  PROPERTY AND EQUIPMENT OF CONTINUING OPERATIONS, NET

The cost of the major classes of property and equipment are as follows:

	December 31, 2006	December 31, 2005
Office equipment	$27,346	$18,185
Computer equipment	24,123	4,878
Property and equipment	51,469	23,063
Less accumulated depreciation	8,091	1,787
Property and Equipment, Net	$43,378	$21,276

Depreciation expense for property and equipment for continuing operations for the years ended December 31, 2006 and 2005 was $6,304 and $1,646, respectively.

NOTE 6  INCOME TAXES

The Company recognized a tax benefit from its discontinued operations of $201,079 and $236,416 for the years ended December 31, 2006 and 2005 as a result of the sale of its New Jersey net operating losses (“NOL’s”).

The significant components of the Company’s net deferred tax assets are summarized as follows:

	Year Ended December 31,
	2006	2005
NOL carryforwards - Federal	$6,168,321	$4,110,501
NOL carryforwards - State	674,556	365,563
Tax credits - State	483,949	-
Inventory reserve	170,800	-
Employee stock compensation	416,058	-
Other, net	114,748	(20,850)
Valuation allowance	(8,028,432)	(4,455,214)
Net deferred tax assets	$-	$-

Deferred tax assets have been fully offset by a valuation allowance because it is management’s belief that it is more likely than not that those benefits will not be realized.

As of December 31, 2006, we had available for federal income tax reporting purposes NOL carryforwards in the approximate amount of $18,142,000, expiring through 2026, which are available to reduce future earnings that would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. In addition, as of December 31, 2006, we have research and development credits in the approximate amount of $25,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2006 through 2025.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

We have New Jersey NOL carryforwards in the approximate amount of $11,243,000 and research and development credits in the approximate amount of $484,000, expiring through 2013 that are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2006, approximately $4,510,000 of these New Jersey NOL carryforwards has been approved for future sale under a program of the New Jersey Economic Development Authority (“NJEDA”). In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved.

The following is a reconciliation of the expected income tax benefit based on losses from continuing and discontinued operations before income taxes, computed at the U.S. Federal statutory rate to the Company's actual income tax benefit:

	December 31, 2006	December 31, 2005
Income tax benefit at statutory rate	$(2,880,563)	$(4,444,155)
State income taxes net of Federal tax	(417,362)	(406,665)
Nondeductible expenses and prior year true-up	208,655	100,741
Nondeductible in-process research and development	-	3,190,087
Tax credits	(483,949)	(25,177)
Sale of state NOLs	(201,079)	(236,416)
Increase in valuation allowance	3,573,219	1,585,169
	$(201,079)	$(236,416)

On October 18, 2005, the Company acquired Greenwich Therapeutics, Inc., a privately held biotechnology company. The acquisition constituted a tax-free reorganization under Section 368(a) of the Code.

NOTE 7  STOCKHOLDERS' EQUITY

On August 29, 2005, the Company issued 200,000 shares of its restricted common stock to a consultant at a price of $0.95, the closing price of the Company’s common stock, which resulted in a charge of $190,000 to consulting expense for 2005.

On October 18, 2005, the Company sold 11,179,975 Shares of its common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of common stock, the investors also received 5-year Warrants to purchase an aggregate of 4,471,975 shares at an exercise price of $1.00 per share.

In connection with the private placement, the Company paid an aggregate of approximately $587,000 in commissions to Paramount (See Note 11), which served as the placement agent in connection with the offering, together with an accountable expense allowance of $50,000, and issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share. Net proceeds to the Company after deducting placement agent fees and other expenses relating to the private placement, were approximately $7.5 million.

On October 18, 2005, the Company completed a merger with Greenwich (See Note 4). In exchange for Greenwich stockholders’ shares of Greenwich common stock, the stockholders of Greenwich received an aggregate of 17,128,790 shares of the Company’s common stock and five-year warrants to purchase an additional 4,000,000 shares of the Company’s common stock at an exercise price of $1.41 per share. One-half of the securities issued pursuant to the merger agreement were placed in escrow pursuant to an escrow agreement (See Note 4).

On October 18, 2006, the Company completed the sales of 7,891,600 shares of its common stock at a price of $0.50 per share resulting in gross proceeds of approximately $3.95 million. In connection with the private placement, the Company engaged Paramount as its exclusive placement agent, and Paramount in turn engaged various broker-dealers as sub-agents to assist with the offering. In consideration for their services, we paid an aggregate of approximately $276,000 in commissions to the placement agents (including sub-agents) in connection with the offering, of which $56,000 was paid to Paramount, plus an additional $30,000 as reimbursement for expenses.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

In addition to the shares of common stock, we also issued to the investors 5-year warrants to purchase an aggregate of 2,762,060 shares at an exercise price of $0.73 per share. The Company also issued to the placement agents 5-year warrants to purchase an aggregate of 394,580 shares of common stock at a price of $0.55 per share. Net proceeds to the Company after deducting placement agent fees and other expenses relating to the private placement, were approximately $3.65 million. Based upon the Black-Scholes stock option pricing valuation model, the investors’ warrants are estimated to be valued at $1,363,000 and the placement agents’ warrants are estimated to be valued at approximately $195,000, which have not been recorded in the financial statements for the year ended December 31, 2006.

The Company has adopted the 2003 Stock Option Plan (the “Plan”) under which incentive and non-qualified stock options may be granted. In January 2006, the Board approved an amendment to the Plan, increasing the number of common shares available for grant to 6,500,000 stock options for the purchase of its $0.001 par value of common stock. Grants under the Plan may be made to employees (including officers), directors, consultants, advisors, or other independent contractors who provide services to the Company or its subsidiaries.

The Company issues stock options to employees and non-employees at or above the fair market value of its common stock price at the date of grant.

With the exception of the immediate vesting of 75,000 stock options granted to a non-employee director, 50,000 performance-based stock options granted to a consultant and 40,000 stock options granted to Scientific Advisory Board members during the year ended December 31, 2006, options granted to employees and non-employee directors during the year ended December 31, 2006 vest as to 33% of the shares on the first, second and third anniversary of the vesting commencement date.

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

The following table summarizes the total number of options outstanding, options issued to employees, non-employees, directors, consultants, scientific advisory board members and expired options:

	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	4,975,852	$1.10	2,244,877	$1.42
Granted	1,746,580	$0.75	3,079,475	$0.90
Expired	(635,000)	$0.89	(348,500)	$1.41
Outstanding at end of year	6,087,432	$1.02	4,975,852	$1.10
Options exercisable at year-end	2,670,356	$1.21	1,170,121	$1.36

The weighted-average fair value of options granted during the year was $0.74 and $0.86 at December 31, 2006 and 2005, respectively.

The Company has recorded $1,036,187 related to its employee share-based expenses in selling, general and administrative expenses and $3,958 employee share-based research and development expenses on the accompanying Statements of Operations for the year ended December 31, 2006. The Company has also recorded $83,523 non-employee share-based expenses related to stock options issued to consultants. No compensation costs were capitalized as part of the cost of an asset.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2006 was $0.00.

The weighted average remaining contractural term for exercisable and non-exercisable stock options was 7 years and 8 years respectively as of December 31, 2006.

As of December 31, 2006, there was $3,296,453 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3 years.

The following table summarizes the information about stock options outstanding at December 31, 2006:

Range of Exercise Prices	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
$.01-$0.99	3,889,056	$0.83	9
$1.00 - $1.99	2,185,251	$1.35	7
$2.00-$2.99	10,000	$2.17	7
$3.00-$3.99	875	$3.20	6
$4.00-$12.00	2,250	$7.29	3
Total	6,087,432

For the purpose of valuing options granted to employees, directors and consultants, the Company has valued the options using the Black-Scholes option pricing model with the following assumptions used in 2006 and 2005:

	December 31, 2006	December 31, 2005
Risk-free interest rate	4%	3%-5%
Volatility	210%-225%	108%-175%
Lives in years	7	10
Dividend yield	0%	0%

To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. To determine the stock price volatility, the Company believes that the volatility calculated over the period since becoming publicly traded over three years ago, is indicative of what the volatility would have been had the Company’s stock traded for seven years, the expected term of its options. In addition, had the Company supplemented the volatility of its common stock over the past three years with a calculated volatility from a peer public company or industry sector index, the Company believes the results would not have produced a more meaningful expectation of future volatility. The Company estimated the expected life of the options granted based on anticipated exercises in future periods. The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock. There were no stock options exercised during the years ended December 31, 2006 and 2005.

As of December 31, 2006, an aggregate of 412,568 shares remained available for future grants and awards under the Company’s stock incentive plan, which covers stock options and restricted awards. The Company issues unissued shares to satisfy stock options exercises and restricted stock awards.

The following table summarizes information related to warrants outstanding at December 31, 2006:

Remaining Contractural Life In Years	Price	Number of Outstanding Warrants
4.75	$0.73	2,762,060	(A)
4.75	$0.55	394,580	(B)
3.75	$1.00	5,589,987	(C)
3.75	$1.41	4,000,000	(D)
2.10	$1.65	2,896,132	(E)
		15,642,759

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

(A)	- Warrants issued as a result of the Company’s private placement of its common stock in October 2006 to investors. All warrants are exercisable as of December 31, 2006.

(B)	- Warrants issued as a result of the Company’s private placement of its common stock in October 2006 to placement agents. All warrants are exercisable as of December 31, 2006.

(C)	- Warrants issued as a result of the Company’s private placement of its common stock in October 2005 to investors and placement agents. All warrants are exercisable as of December 31, 2006.

(D)
- Warrants issued as a result of the merger with Greenwich. In connection with the escrow agreement (see Note 4), one-half of the warrants are exercisable upon the achievement of certain clinical milestones. Half of the warrants are exercisable as of December 31, 2006.

(E)	- Warrants issued as a result of the Company’s private placement of its common stock in February 2004 to investors and placement agents. All warrants are exercisable as of December 31, 2006.

NOTE 8  COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENT WITH CEO

The Company entered into a written employment agreement dated as of February 1, 2005 with Daniel Greenleaf upon his appointment as the Company’s President and Chief Executive Officer. The agreement provides for a 3-year term and an initial annual base salary of $360,000, plus a guaranteed annual bonus of $100,000 during each year of the term of the agreement. In addition, Mr. Greenleaf is entitled to a signing bonus in the amount of $50,000, of which one-half was paid following the execution of the employment agreement and the remaining one-half was paid on the 6-month anniversary of the agreement. Mr. Greenleaf is further entitled to a discretionary bonus under the employment agreement of up to $250,000 per year upon the attainment of certain performance criteria specified in the employment agreement, and such other benefits generally made available to the Company’s other senior management.

In accordance with the terms of the employment agreement, the Company issued to Mr. Greenleaf an option to purchase 891,396 shares of the Company’s common stock, which represented 5% of the Company’s then-current outstanding common stock. The option vests in three equal annual installments, commencing February 2006. In addition, until the Company has raised $20 million through the sale of equity securities and has obtained the rights to one clinical stage human therapeutic, Mr. Greenleaf shall be entitled to receive such additional options to purchase common stock in order to maintain his beneficial ownership (assuming the exercise of all stock options issued to Mr. Greenleaf) at 5% of the Company’s outstanding common stock. To the extent any additional stock options are issued pursuant to the foregoing sentence, the options will vest in installments over the term of the employment agreement as long as Mr. Greenleaf remains employed by the Company and will be exercisable at the market value of the Company’s common stock at the time of issuance. In accordance with this provision, upon the closing of the Company’s October 2005 private placement, the Company issued to Mr. Greenleaf an additional option to purchase 1,445,080 shares of common stock at an exercise price of $0.89 per share, and upon the closing of the Company’s October 2006 private placement, the Company issued to Mr. Greenleaf an additional option to purchase 394,580 shares of common stock at an exercise price of $0.56 per share, one-half of which vested February 1, 2007 and the remainder will vest on February 1, 2008. In the event Mr. Greenleaf’s employment is terminated by the Company during its term upon a “change of control” (as defined in the employment agreement) and on the date of such termination the Company’s aggregate market capitalization is less than $38 million, he is entitled to receive his base salary for six months thereafter and all of his stock options scheduled to vest in the calendar year of such termination shall accelerate and be deemed vested upon termination and will remain exercisable for 12 months following such termination.

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

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

(B) LEASE AGREEMENTS

The Company leases office space for its corporate headquarters in Basking Ridge, New Jersey. Effective November 2006, the Company amended its original June 2005, lease agreement. The lease requires monthly payments of approximately $8,000 and expires in January 2012.

The Company leases laboratory and office space for its discontinued Chiral Quest operation located in Monmouth Junction, New Jersey. In January 2006, the Company amended its original lease agreement to extend its lease term to May 31, 2009. Effective June 1, 2006, the Company’s base rent for the remainder of the term is $19,439 per month. Upon six months prior written notice to the landlord, the Company will have a one time option, without penalty, to terminate this lease effective as of May 31, 2008. The lease requires monthly payments of approximately $28,000 which includes rent, utilities and maintenance fees, and expires in May 31, 2009.

The Company’s leases laboratory and office space for its discontinued Chiral Quest operation with the Science and Technology Bureau of Jiashan County (“Jiashan”) in Zhejiang Province of the People’s Republic of China. . The Company has entered into an agreement effective December 15, 2004 at an industrial park near Shanghai, 50% of which the Company began occupying in 2005. Pursuant to the Company’s agreement with Jiashan, although the Company is not required to pay rent during the initial 3-years of the lease, the Company will pay a maintenance fee of up to $4,500 per quarter, which is comprised of maintenance and management fees. Following the initial 3-year term, the Company may, at our sole discretion, either continue leasing the space for annual rent of no more than $60,000 or purchase the facility on commercially reasonable terms. The Company has no financial obligation pursuant to the lease agreement after the end of the three year term. The Company was also granted the option to purchase in the next three years certain land adjacent to the industrial park. For purposes of entering into the lease, the Company established a wholly owned subsidiary organized under the laws of Hong Kong, known as Chiral Quest Ltd., which in turn is the sole shareholder of a subsidiary in the People’s Republic of China, Chiral Quest (Jiashan) Ltd.

 Future minimum rental payments subsequent to December 31, 2006 for operations are as follows:

Years ended December 31,	Continuing Operations	Discontinued Operations	Total
2007	$97,000	331,000	428,000
2008	97,000	331,000	428,000
2009	97,000	137,000	234,000
2010	101,000		101,000
2011	102,000		102,000
Total	$494,000	799,000	1,293,000

Total rent expense for the continuing operations of the Company, which includes base rent, and utilities, for Basking Ridge, New Jersey for the years ended December 31, 2006 and 2005 was approximately $50,000 and $18,000, respectively.

NOTE 9  INTELLECTUAL PROPERTY AND LICENSE AGREEMENTS

License with The Cleveland Clinic Foundation (“CCF”). We have an exclusive, worldwide license agreement with CCF for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-001. We are obligated to make an annual license maintenance payment until the first commercial sale of VQD-001, at which time we are no longer obligated to pay this maintenance fee. In addition, the license agreement requires us to make payments in an aggregate amount of up to $4.5 million to CCF upon the achievement of certain clinical and regulatory milestones. Should VQD-001 become commercialized, we will be obligated to pay CCF an annual royalty based on net sales of the product. In the event that we sublicense VQD-001 to a third party, we will be obligated to pay CCF a portion of fees and royalties received from the sublicense. We hold the exclusive right to negotiate for a license on any improvements to VQD-001 and have the obligation to use all commercially reasonable efforts to bring VQD-001 to market. We have agreed to prosecute and maintain the patents associated with VQD-001 or provide notice to CCF so that it may so elect. The license agreement may be terminated by CCF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon thirty day’s written notice.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

License with the University of South Florida Research Foundation, Inc.(“USF”) We have an exclusive, worldwide license agreement with USF for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-002. Under the terms of the license agreement, we have agreed to sponsor research involving VQD-002 annually for the term of the license agreement.  In addition, the license agreement requires us to make payments in an aggregate amount of up to $5.8 million to USF upon the achievement of certain clinical and regulatory milestones. Should a product incorporating VQD-002 be commercialized, we are obligated to pay to USF an annual royalty based on net sales of the product. In the event that we sublicense VQD-002 to a third party, we are obligated to pay USF a portion of fees and royalties received from the sublicense. We hold a right of first refusal to obtain an exclusive license on any improvements to VQD-002 and have the obligation to use all commercially reasonable efforts to bring VQD-002 to market. We have agreed to prosecute and maintain the patents associated with VQD-002 or provide notice to USF so that it may so elect. The license agreement shall automatically terminate upon Greenwich’s bankruptcy or upon the date of the last to expire claim contained in the patents subject to the license agreement. The license agreement may be terminated by USF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon six month’s written notice.

NOTE 10  RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their salaries for retirement planning and income tax purposes by making contributions to the plan. There were no Company contributions to the plan for the years ended December 31, 2006 and 2005.

NOTE 11  CERTAIN TRANSACTIONS

On October 18, 2005, the Company completed the sales of 11,179,975 of its common stock at a price of $0.75 per share resulting in gross proceeds of approximately $8.38 million. In addition to the shares of common stock, the investors also received 5-year warrants to purchase an aggregate of 4,471,975 shares at an exercise price of $1.00 per share. In connection with the private placement, we paid an aggregate of approximately $587,000 in commissions to Paramount. Paramount served as the placement agent in connection with the offering, together with an accountable expense allowance of $50,000, and we issued 5-year warrants to purchase an aggregate of 1,117,997 shares of common stock at a price of $1.00 per share. Net proceeds to us after deducting placement agent fees and other expenses relating to the private placement were approximately $7.5 million.

On October 18, 2005, the Company completed a merger with Greenwich (See Note 4). In exchange for Greenwich stockholders’ shares of Greenwich common stock, the stockholders of Greenwich received an aggregate of 17,128,790 shares of the Company’s common stock and five-year warrants to purchase an additional 4,000,000 shares of the Company’s common stock at an exercise price of $1.41 per share. One-half of the securities issued pursuant to the merger agreement were placed in escrow pursuant to an escrow agreement (see Note 4). Additionally, as contemplated by the merger Agreement with Greenwich (see Note 4), on October 18, 2005, the Company assumed outstanding indebtedness of Greenwich of $823,869, all of which was owed to Paramount BioSciences, LLC. (“PBS”), an affiliate of Paramount, pursuant to a promissory note dated October 17, 2005 (the “Note”).

At the closing of the merger, the Note was amended to provide that one-third would be converted into securities of the Company on the same terms as the Company’s October 2005 private placement, one-third of the outstanding indebtedness under the Note would be repaid upon the completion by the Company of a financing resulting in gross proceeds of at least $5 million, and the final one-third would be payable upon completion by the Company of one or more financings resulting in aggregate gross proceeds of at least $10 million (inclusive of the amounts raised in a previous $5 million financing).

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Accordingly, on October 18, 2005, upon completion of the private placement, the Company satisfied one-third of the total indebtedness outstanding under the Note by making a cash payment of $264,623 and another one-third by issuing to PBS 392,830 shares valued at $0.75 the offering price of October 2005 private placement, the equivalent of $294,623 of the Company’s common stock. The final one-third of the Note of $264,623, in addition to accrued interest of approximately $16,000 as of December 31, 2006, which was originally due to be paid in October 2006, however, remains outstanding and payable to PBS as of December 31, 2006. The Company plans to satisfy the final portion of debt and accrued interest by the end of the first half of 2007. Dr. Lindsay A. Rosenwald and certain trusts established for the benefit of Dr. Rosenwald and his family collectively held approximately 48% of Greenwich’s capital stock prior to the Company’s acquisition of Greenwich. Together, Dr. Rosenwald and such trusts also owned approximately 16% of the Company’s common stock prior to the completion of the Merger. In addition to Dr. Rosenwald’s relationship with Greenwich, two directors of the Company, Stephen C. Rocamboli and Michael Weiser, M.D., Ph.D., owned approximately 3.6% and 7% respectively, of Greenwich’s outstanding common stock. Mr. Rocamboli is currently employed by Paramount and, until December 2006, Dr. Weiser was employed by Paramount of which Dr. Rosenwald is the chairman and sole stockholder, and is also a substantial stockholder of the Company.

In August 2006, the Company entered into a consulting agreement for a period of three months at $30,000 per month, with Paramount Corporate Development, an affiliate of Paramount, to provide a strategic and technical assessment for all of the Company’s clinical development programs.

On October 18, 2006, the Company completed the sales of 7,891,600 shares of its common stock at a price of $0.50 per share resulting in gross proceeds of approximately $3.95 million. In connection with the private placement, the Company engaged Paramount as its exclusive placement agent, and Paramount in turn engaged various broker-dealers as sub-agents to assist with the offering. In consideration for their services, we paid an aggregate of approximately $276,000 in commissions to the placement agents (including sub-agents) in connection with the offering, of which $56,000 was paid to Paramount, plus an additional $30,000 as reimbursement for expenses.   In addition to the shares of common stock, we also issued to the investors 5-year warrants to purchase an aggregate of 2,762,060 shares at an exercise price of $0.73 per share. The Company also issued to the placement agents 5-year warrants to purchase an aggregate of 394,580 shares of common stock at a price of $0.55 per share. Net proceeds to the Company after deducting placement agent fees and other expenses relating to the private placement, were approximately $3.65 million. Based upon the Black- Scholes option pricing valuation model, the investor warrants are estimated to be valued at approximately $1,363,000, which is derived from their exercise price of $0.73 per share, a fair market value of $0.50 per share as of October 18, 2006, a 5 year term, with a 4.73% risk free interest rate. However, the Company was not required to record that value for accounting purposes.

NOTE 12  SUBSEQUENT EVENTS

On February 1, 2007, the Company appointed Edward C. Bradley, M.D., as its Chief Scientific and Medical Officer. Dr. Bradley’s employment with the Company is governed by the terms of a letter agreement dated January 31, 2007, and provides for an initial base salary of $330,000 plus an annual target bonus of up to 20% of his base salary based upon personal performance and an additional amount of up to 10% of his base salary based upon Company performance. Pursuant to the letter agreement, Dr. Bradley also received an option to purchase 700,000 shares of the Company’s common stock. The option will vest in three equal annual installments, commencing in February 2008 and will be exercisable at a price per share equal to $0.55. The option was issued pursuant to the Company’s 2003 Stock Option Plan and will be exercisable by Dr. Bradley as long as he remains employed by the Company; provided, however, if the Company completes a transaction in which it sells its assets or stock resulting in a change of control of the Company (other than a sale of the stock or assets of the Company’s Chiral Quest subsidiary) during Dr. Bradley’s employment, the vesting of the stock option shall accelerate and be deemed vested. In the event that the Company terminates Dr. Bradley’s employment without cause, Dr. Bradley is entitled to receive his then annualized base salary for a period of six months. If Dr. Bradley’s employment is terminated without cause and within a year of a change of control, as described above, then Dr. Bradley is entitled to receive his then annualized base salary for a period of one year, and he is entitled to receive any bonuses he has earned at the time of his termination.

Index to Exhibits Filed with this Report

Exhibit No.	Description
10.15	Form of Stock Option Agreement for use under the 2003 Stock Option Plan.

21.1	Subsidiaries of the Registrant

23.1	Consent of J.H. Cohn LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.