Form 10QSB
period 2007-03-31
VioQuest Pharmaceuticals, Inc.
filed 2007-05-14
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-16686

VIOQUEST PHARMACEUTICALS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	58-1486040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Mount Airy Road, Suite 102, Basking Ridge, New Jersey 07920
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
Yes ☐ No ☒

As of May 14, 2007 there were 54,621,119 shares of the issuer’s common stock, $0.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐ No ☒

Index

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements	1
Item 2.	Management’s Discussion and Analysis
	or Plan of Operations	9
Item 3.	Controls and Procedures	13
PART II	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14
Item 5.	Other Information	14
Item 6.	Exhibits	14
	Signatures	15
	Index To Exhibits Filed With This Report	16

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operations” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “plan,” “anticipate,” “believe,” “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following:

•	the possibility that the results of clinical trials will not be successful;

•	the possibility that our development efforts relating to our product candidates, including Lenocta™, VQD-002 and Xyfid™, will not be successful;

•	the inability to obtain regulatory approval of our product candidates;

•	our reliance on third-parties to develop our product candidates;

•	our lack of experience in developing and commercializing pharmaceutical products;

•	the possibility that our licenses to develop and commercialize our product candidates may be terminated;

•	our ability to seek strategic alternatives for our subsidiary Chiral Quest, which may include a sale;

•	our ability to obtain additional financing;

•	our ability to protect our proprietary technology.

Other risks are described under the section entitled “Risk Factors” following Item 1 in Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

	March 31, 2007 (Unaudited)	December 31, 2006 (Note 1A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,141,227	$2,931,265
Prepaid clinical research costs	255,957	273,172
Other current assets	269,748	168,841
Current assets associated with discontinued operations	824,128	1,056,808
Total Current Assets	2,491,060	4,430,086

NON-CURRENT ASSETS ASSOCIATED WITH DISCONTINUED OPERATIONS	1,284,331	1,339,627
PROPERTY AND EQUIPMENT, NET	37,796	43,378
SECURITY DEPOSITS	15,232	15,232
TOTAL ASSETS	$3,828,419	$5,828,323

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,790,861	$1,031,458
Accrued expenses	382,618	425,915
Note payable - Paramount BioSciences, LLC	189,623	264,623
Current liabilities associated with discontinued operations	794,681	1,265,568
TOTAL LIABILITIES	3,157,783	2,987,564

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2007 and December 31, 2006	-	-
Common stock; $0.001 par value: 100,000,000 shares authorized at March 31, 2007 and December 31, 2006, 54,621,119 shares issued and outstanding at March 31, 2007 and December 31, 2006	54,621	54,621
Additional paid-in capital	31,674,824	31,326,694
Accumulated deficit	(31,058,809)	(28,540,556)
Total Stockholders' Equity	670,636	2,840,759
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,828,419	$5,828,323

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

REVENUE	-	-

OPERATING EXPENSES
Research and development	$1,368,811	$289,646
Selling, general and administrative	911,344	767,941
Depreciation	2,307	1,414
Total Operating Expenses	2,282,462	1,059,001

LOSS FROM OPERATIONS	(2,282,462)	(1,059,001)

INTEREST INCOME, NET	25,684	47,031

LOSS FROM CONTINUING OPERATIONS	(2,256,778)	(1,011,970)

LOSS FROM DISCONTINUED OPERATIONS	(261,475)	(849,777)

NET LOSS	$(2,518,253)	$(1,861,747)

NET LOSS PER COMMON SHARE:
CONTINUING OPERATIONS	$(0.05)	$(0.03)
DISCONTINUED OPERATIONS	(0.00)	(0.02)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	46,056,724	38,165,124

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2007	54,621,119	$54,621	$31,326,694	$(28,540,556)	$2,840,759
Stock-based compensation to employees	-	-	294,577	-	294,577
Stock-based compensation to consultants and finder	-	-	53,553	-	53,553
Net loss	-	-	-	(2,518,253)	(2,518,253)
Balance, March 31, 2007	54,621,119	$54,621	$31,674,824	$(31,058,809)	$670,636

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,518,253)	$(1,861,747)
Loss from discontinued operations	261,475	849,777
Loss from continuing operations	(2,256,778)	(1,011,970)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation	2,307	1,414
Stock-based compensation to employees	221,771	223,994
Stock-based compensation to consultants and finder	53,178	-
Changes in operating assets and liabilities:
Prepaid clinical research costs	17,215	(86,812)
Other assets	(100,907)	(19,076)
Accounts payable	759,403	(25,693)
Accrued expenses	(43,297)	(271,457)
Net Cash Used in Continuing Operating Activities	(1,347,108)	(1,189,600)
Net Cash Used in Discontinued Operating Activities	(342,098)	(1,536,177)
Net Cash Used in Operating Activities	(1,689,206)	(2,725,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	(2,277)	(7,851)
Net Cash Used in Continuing Investing Activities	(2,277)	(7,851)
Net Cash Used in Discontinued Investing Activities	(23,555)	(6,566)
Net Cash Used in Investing Activities	(25,832)	(14,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable to Paramount BioSciences, LLC	(75,000)	-
Net Cash Used in Continuing Financing Activities	(75,000)	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,790,038)	(2,740,194)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,931,265	6,021,399
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,141,227	$3,281,205

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB of VioQuest Pharmaceuticals, Inc. for the year ended December 31, 2006. The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited balance sheet as of that date included in the Form 10-KSB. As used herein, the terms the “Company” or “VioQuest” refer to VioQuest Pharmaceuticals, Inc.

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

On September 29, 2006, the Company’s Board of Directors determined to seek strategic alternatives with respect to the Company’s Chiral Quest, Inc. subsidiary (“Chiral Quest”), which include a possible sale or other disposition of the operating assets of that business. Accordingly, the chiral products and services operations and the assets of Chiral Quest are presented in these financial statements as discontinued operations. Chiral Quest had accounted for all sales of the Company from its inception. The Company’s continuing operations, which have not generated any revenues, will focus on the remaining drug development operations of VioQuest Pharmaceuticals, Inc. and accordingly, the Company has only one segment. As a result of these reclassifications, the Company no longer provides segment reporting. No provision has been made to reduce the carrying amounts of the assets of the discontinued operations as they approximate their estimated net realizable values. See Note 2.

The balance sheet as of March 31, 2007 and December 31, 2006 and the statements of operations for the three months ended March 31, 2007 and 2006 include reclassifications to reflect discontinued operations.

(B) Nature of Operations

Since August 2004, the Company has focused on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment of oncology and antiviral diseases and disorders for which there are unmet medical needs. Since October 2005, the Company has held license rights to develop and commercialize its two oncology drug candidates, Lenocta™ or Sodium Stibogluconate, formerly VQD-001, an inhibitor of specific protein tyrosine phosphatases, and VQD-002 or Triciribine-Phosphate an inhibitor of activated Akt. The rights to these two oncology drug candidates, Lenocta™ and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. In March 2007, the Company acquired license rights to develop and commercialize Xyfid™ an adjunctive therapy for a common and serious side effect of cancer chemotherapy. Xyfid™ is governed by a license agreement with Assymetric Therapeutics, LLC and Onc Res, Inc., assigned by Fiordland Pharmaceuticals, Inc. See Note 3.

(C) Liquidity

Since inception, the Company has incurred an accumulated deficit of $31,058,809, through March 31, 2007. For the three months ended March 31, 2007, the Company had losses from continuing operations of $2,256,778 and used $1,347,108 of cash in continuing operating activities.

Management expects the Company’s losses from continuing operations to increase over the next several years, due to the expansion of its drug development business, and related costs associated with the clinical development programs of Lenocta™, VQD-002 and Xfyid™. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (UNAUDITED)

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2007, the Company had a working capital deficiency of $666,723 and cash and cash equivalents of $1,141,227. The Company has incurred negative cash flow from operations since its inception. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing its business strategy, including planned development efforts relating to the Company’s drug candidates, clinical trials and other research and development efforts.

Management anticipates that the Company’s capital resources will be adequate to fund its operations into the third quarter of 2007, which is based upon receiving $1,700,000 of gross proceeds in the second quarter of 2007 from the sale of its subsidiary, Chiral Quest, to Chiral Quest Acquisition Corp. (“CQAC”). In addition, CQAC will assume Chiral Quest’s current liabilities up to $1,300,000. The completion of the sale is predicated upon the approval of the proposed sale by the Company’s shareholders at the upcoming annual meeting, as well as other customary closing conditions and management cannot assure that the sale will be completed and that the consideration from the sale will be received. See Note 5. Additional financing will be required during 2007 in order to continue to fund continuing operations. The other most likely sources of additional financing include the private sale of the Company’s equity or debt securities, including bridge loans to the Company from third party lenders. However, changes may occur that would consume available capital resources before that time. The Company’s working capital requirements will depend upon numerous factors, which include, the progress of its drug development and clinical programs, including associated costs relating to milestone payments, maintenance and license fees, manufacturing costs, patent costs, regulatory approvals, and the hiring of additional employees.

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

(D) Stock-Based Compensation

The Company issued options and warrants to purchase an aggregate of 1,010,000 shares of its common stock during the three months ended March 31, 2007.

Generally, stock options and warrants granted to employee and non-employee directors during the three months ended March 31, 2007 and 2006 vest as to 33% of the shares on the first, second and third anniversaries of the vesting commencement date. The exceptions to the vesting of shares over three years to employee and non-employee directors are comprised of the immediate vesting of 100,000 warrants granted to a non-employee advisor as partial consideration for a finder’s fee for services relating to the Company’s acquisition of rights under a license agreement for Xyfid™, as well as certain technical analyses related to Xyfid, the immediate vesting of a stock option to purchase 3,334 shares of common stock granted to a non-employee scientific advisory board member during the first quarter of 2007, and a stock option to purchase 75,000 shares of common stock granted to a non-employee director in the first quarter of 2006.

Following the vesting periods, options are exercisable until the earlier of 90 days after an employee’s employment with the Company terminates or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. The Company recorded total compensation charges in the three months ended March 31, 2007 and 2006 related to the fair value of continuing and discontinued employee and director stock option grants of $294,577 and $264,538 , respectively.

The Company used the Black-Scholes option pricing model to calculate the fair value of options and warrants granted under Statement of Financial Accounting Standards (“SFAS”) No. 123R Share-based Payment (“SFAS 123R”), during the three months ended March 31, 2007 and 2006. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted average fair values of the stock options issued at the dates of grant in the periods ended March 31, 2007 and 2006 were $0.51 and $0.80 respectively.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (UNAUDITED)

The table below indicates the key assumptions used in the valuation calculations for options granted in the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Term	7 years	7 years
Volatility	232-233%	210-214%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.5-4.9%	4.4-4.8%
Forfeiture rate	22%	22%

The following table summarizes information about the Company’s stock options as of and for the three months ended March 31, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2007	6,087,432	$1.02
Options granted	1,010,000	$0.53
Options cancelled or exercised	-	-
Options outstanding, March 31, 2007	7,097,432	$0.95	6.9	-
Options exercisable, March 31, 2007	3,482,158	$1.11	5.5	-

As of March 31, 2007, there was $1,750,797 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately 3 years.

As of March 31, 2007, an aggregate of 402,568 shares remained available for future grants and awards under the Company’s stock incentive plan, which covers stock options and restricted stock awards. The Company issues unissued shares to satisfy stock option exercises and restricted stock awards.

(E) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for each period presented excluding 8,564,395 common shares held in escrow based upon clinical milestones of Lenocta™ and VQD-002, as a result of the acquisition of Greenwich Therapeutics, Inc. in 2005. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive shares from the assumed exercise of stock options and stock warrants would have had an antidilutive effect because the Company incurred a net loss during each period presented. At March 31, 2007, there were 31,304,586 potentially dilutive shares excluded from the calculation, which was comprised of 15,942,759 shares of underlying warrants, 8,564,395 shares held in escrow, and 6,797,432 shares of underlying stock options, and at March 31, 2006, there were 27,094,367 shares excluded.

NOTE 2  DISCONTINUED OPERATIONS

On September 29, 2006, the Company’s Board of Directors determined to seek strategic alternatives for the operations of its Chiral Quest subsidiary, which included a possible sale or other disposition of the operating assets of that business. On April 10, 2007, the Company entered into a definitive agreement to sell Chiral Quest. See Note 5. Accordingly, the business and assets of Chiral Quest are presented in these financial statements as discontinued operations. No provision has been made to reduce the carrying amounts of the assets of discontinued operations as they approximate their net realizable values. At March 31, 2007 and December 31, 2006, the current assets of discontinued operations totaled $824,128 and $1,056,808 respectively, which consisted of accounts receivable, inventories and prepaid expenses. At March 31, 2007 and December 31, 2006, the non-current assets of discontinued operations totaled $1,284,331 and $1,339,627, respectively, which consisted of fixed assets, net of accumulated depreciation, and patents, net of accumulated amortization, security deposits and prepaid rent. Current liabilities as of March 31, 2007 and December 31, 2006 associated with discontinued operations totaled $794,681 and $1,265,568 respectively, which consisted of accounts payable, accrued expenses, and deferred revenues. Revenues from discontinued operations for the three months ended March 31, 2007 totaled $803,784, and revenues for the three months ended March 31, 2006 totaled $598,876. Loss from discontinued operations for the three months ended March 31, 2007, which consisted of revenues less cost of goods sold, management and consulting fees, research and development, selling, general and administrative expenses and depreciation and amortization, totaled $261,475. Loss from discontinued operations for the three months ended March 31, 2006, which consisted of revenues less cost of goods sold, management and consulting fees, research and development, selling, general and administrative expenses, and depreciation and amortization, totaled $849,777.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (UNAUDITED)

NOTE 3 LICENSE AGREEMENT

On March 29, 2007, the Company acquired exclusive license rights to Xyfid™, a pharmaceutical product candidate being developed for the treatment and prevention of Hand-Foot Syndrome (HFS), a common, often dose-limiting and potentially life-threatening complication of several chemotherapy drugs. In consideration for the rights under the license agreement, the Company paid to the licensor an aggregate $300,000 for license related fees, and $37,000 for patent prosecution costs. In addition, the Company paid to a third party finder a cash fee of $20,000 and a 5-year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The right to purchase the shares under the warrant vests in three equal installments of 100,000 each, with the first installment being immediately exercisable, and the remaining two installments vesting upon the achievement of certain clinical development and regulatory milestones relating to Xyfid™. The Company has recognized approximately $50,000 of expense in the first quarter of 2007 based upon the immediate vesting of the first 100,000 options. In consideration of the license, the Company is required to make payments upon the achievement of various clinical development and regulatory milestones, which total up to $6.2 million in the aggregate. The license agreement further requires the Company to make payments of up to an additional $12.5 million in the aggregate upon the achievement of various commercialization and net sales milestones. The Company will also be obligated to pay a royalty on net sales of the licensed product.

NOTE 4  EMPLOYMENT AGREEMENT

On February 1, 2007 the Company entered into an employment agreement with Edward C. Bradley, M.D., as its Chief Scientific Officer. The agreement is for an indefinite term beginning on February 1, 2007 and provides for an initial base salary of $330,000, plus an annual target bonus of up to 20% of base salary based upon his personal performance and an additional amount of up to 10% of base salary based upon Company performance. Pursuant to the employment agreement, Dr. Bradley received a stock option to purchase 700,000 shares of the Company’s common stock. The option vests in three equal annual installments, commencing in February 2008 and will be exercisable at a price per share equal to $0.55. The stock option had an approximate fair value of $363,000 at the date of grant which is being amortized over three years. The employment agreement also entitles Dr. Bradley to certain severance benefits. In the event that the Company terminates Dr. Bradley’s employment without cause, then Dr. Bradley is entitled to receive his then annualized base salary for a period of six months. If Dr. Bradley’s employment is terminated without cause, and within a year of a change of control, then Dr. Bradley is entitled to receive his then annualized base salary for a period of one year, and he is entitled to receive any bonuses he has earned at the time of his termination.

NOTE 5 SUBSEQUENT EVENT

On April 10, 2007, the Company entered into a stock purchase and sale agreement for the sale of its Chiral Quest subsidiary to Chiral Quest Acquisition Corp. (“CQAC”). Under the terms of the purchase agreement, in exchange for all of the outstanding capital stock of Chiral Quest, CQAC will pay the Company $1,700,000, plus assume liabilities of Chiral Quest in an amount up to $1,300,000. To the extent Chiral Quest’ s liabilities exceed $1,300,000 as of the closing of the transaction, the Company will be required to pay such excess amount to CQAC. The Company estimates that the net proceeds to be received from the sale of Chiral Quest will be $1,528,000, based upon the payments of retention bonuses to its employees of approximately $122,000 and legal and accounting fees of approximately $50,000. The completion of the sale is predicated upon the approval of the purchase agreement by the Company’s shareholders at the upcoming 2007 annual meeting, as well as other customary closing conditions, and management cannot assure that the sale will be completed and that the consideration from the sale will be received.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Overview

Through our drug development business, we acquire, develop, and commercialize innovative products for the treatment of key unmet medical needs in cancer and immunological diseases. Through our acquisition of Greenwich Therapeutics, Inc. in October 2005, we obtained the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense Lenocta™ (sodium stibogluconate) and VQD-002 (triciribine phosphate) through license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. We have initiated four Phase I/IIa clinical trials since acquiring the license rights to Lenocta™ and VQD-002. In March 2007, we obtained an exclusive, worldwide license to certain patents, relating to Xyfid™ from Fiordland Pharmaceuticals, Inc.

•
Lenocta™ - Sodium Stibogluconate (SSG). Lenocta™ is a pentavalent antimonial drug that has been in use for over 50 years in parts of Africa and Asia for the treatment of leishmaniasis (a protozoan disease). According to the World Health Organization leishmaniasis currently threatens 350 million men, women, and children in 88 countries around the world. This drug is currently being used to treat military personnel serving in parts of the world where leishmaniasis is prevalent. In collaboration with the U.S. Army, we are pursuing development of Lenocta™ in the treatment of leishmaniasis and anticipate filing a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, in the second half of 2007. In December 2006, Lenocta™ received orphan drug designation by the FDA for the treatment of leishmaniasis. In addition to the treatment for leishmaniasis, several preclinical studies, especially those conducted at the Cleveland Clinic, have showed that Lenocta™ is an inhibitor of multiple protein tyrosine phosphatases (PTPases), specifically the SRC homology PTPase (SHP-1 & SHP-2) and PTB-1B. These intracellular enzymes are involved in signaling pathways of many receptor-linked tyrosine kinases which are involved in growth, proliferation and differentiation of cancer cells. Inhibition of these enzymes with Lenocta™ can trigger apoptosis, or cell death, of cancerous tumors. This cytotoxic effect, coupled with its potential ability to enhance the body’s immune system, through improved cytokine signaling and t-cell formation, suggest that Lenocta™ has potential as an anti-cancer agent. It is well known that one major mechanism of regulating the proliferation, growth and apoptosis of cancer cells involves activation of cellular pathways, especially protein tyrosine kinase pathways; the Jak/Stat pathway is a particularly important protein tyrosine kinase pathway. It is also known that interferon and other cytokines exert their anti-cancer effects via the Jak/Stat pathway. We filed with the FDA an IND for Lenocta™, which the FDA accepted in August 2006, allowing us to commence clinical trials of Lenocta™. Lenocta™ is currently being evaluated in combination with IFN a-2b in a 24-patient investigator-sponsored Phase I clinical trial at the Cleveland Clinic Taussig Cancer Center in refractory solid tumors, lymphoma and myeloma. We are also currently evaluating the safety, tolerability and activity of Lenocta™ in a separate, company-sponsored study of up to a 54-patient Phase I/IIa clinical trial at M.D. Anderson Cancer Center in patients with advanced malignancies and solid tumors that have been non-responsive in previous cytokine therapy.

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

•
Xyfid™. Xyfid™ is a topical, adjunctive therapy which has shown early clinical promise in the treatment and prevention of Hand-Foot Syndrome (HFS), a common, often dose-limiting and potentially life-threatening complication of several drug regimens, commonly used in the treatment of patients with breast, colon, and other cancers.  HFS, also known as palmar-plantar erythrodysesthesia syndrome (PPES), is commonly seen in patients receiving capecitabine (Xeloda™) and has been associated with other fluoropyrimidines (5-FU) and anthracyclines. In addition, HFS is being seen in patients receiving some of the newer tyrosine kinase class of therapies sorafenib (Nexavar™). Incidence of HFS can be as high as 50% in patients receiving initial chemotherapy with higher dose regimens of capecitabine.

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

Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2007 for the treatment of leishmaniasis, 2009 for Xyfid™, and 2010 for oncology indications of VQD-002 and then 2011for oncology indications of Lenocta™, if ever. In addition, as we continue the development of our product candidates, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of these product candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical development, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology. We expense our research and development costs as they are incurred.

Results of Operations - For the Three Months Ended March 31, 2007 vs. March 31, 2006

Continuing Operations:

The Company has had no revenues from its continuing operations through March 31, 2007.

Research and development, (“R&D”), expenses for the three months ended March 31, 2007 were $1,368,811 as compared to $289,646 during the three months ended March 31, 2006. R&D consists of clinical development costs, milestone license fees, maintenance fees paid to our licensing institutions, outside manufacturing costs, outside clinical research organization costs, in addition to regulatory and patent filing costs associated to our two oncology compounds Lenocta™ and VQD-002 currently in clinical trials, in addition to the license acquisition costs of Xyfid™ in March 2007. The increase in R&D expenses for the three months ended March 31, 2007 is primarily attributed to the license acquisition for Xyfid™ of approximately $435,000, which consists of license fees, patent costs, stock options issued, finder’s fee, and diligence analysis costs. The Company also incurred clinical development costs for its oncology drug candidate’s VQD-002 of approximately $478,000 and Lenocta™ of approximately $457,000. Our R&D increase for the first quarter 2007 also consists of outside regulatory and legal fees of approximately $137,000, employee costs of approximately $155,000, outside clinical research organization costs of approximately $376,000 and outside manufacturing costs of approximately $13,000, which have been allocated to each of our three pharmaceutical product candidates. For the remainder of the year, and going forward, we expect R&D spending related to our existing product candidates Lenocta™, VQD-002 and Xyfid™ to increase as we expand our clinical trials.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2007 were $911,344 as compared to $767,941 during the three months ended March 31, 2006. This increase in SG&A expenses was due in part to the impact of expensing employee and director stock options in accordance with SFAS 123R of approximately $222,000, additional spending on conference expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees including our Chief Scientific Officer hired in February 2007, our Vice President of Clinical Operations and Regulatory Affairs hired in October 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes and increased rent expense as a result of expanding our leased corporate headquarters facility in Basking Ridge, New Jersey in November 2006.

Depreciation expense for the three months ended March 31, 2007 were $2,307 as compared to $1,414 during the three months ended March 31, 2006. This increase was primarily related to the fixed asset purchases for office and computer equipment for our leased corporate headquarters facility, in Basking Ridge, New Jersey.

Interest income, net of interest expense for the three months ended March 31, 2007 was $25,684 as compared to $47,031 for the three months ended March 31, 2006. Interest income received during the three months ended March 31, 2007 was approximately $28,000, which was offset by interest expense of approximately $3,000 for the repayment of the final one third amount of debt owed, of approximately $189,000 to Paramount BioSciences, LLC, which was assumed as part of the October 2005 acquisition of Greenwich Therapeutics.

Our loss from continuing operations for the three months ended March 31, 2007 was $2,256,778 as compared to $1,011,970 for the three months ended March 31, 2006. The increased loss from continuing operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was attributable to higher SG&A expenses, due in part to the impact of expensing employee and director stock options of approximately $222,000 in accordance with SFAS 123R, additional spending on conference expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the Chief Scientific Officer hired in February 2007, the Vice President of Clinical Operations and Regulatory Affairs hired in October 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes and increased rent expense for the expansion of space for our leased corporate headquarter facility in Basking Ridge, New Jersey. Increased R&D expenses also contributed to the higher loss from continuing operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, which were related to our drug development costs, including, outside clinical research organization and manufacturing costs, maintenance and licensing fees provided to the institutions we licensed Lenocta™ and VQD-002 from, in addition to other clinical development costs for the Lenocta™ and VQD-002 programs. Additionally, R&D expense increased as a result of acquiring the worldwide license to certain patents for Xyfid™ in March 2007. We expect losses to continue in the next year from the costs associated with the drug development process related to developing our drug candidates.

Discontinued Operations:

Our loss from discontinued operations for the three months ended March 31, 2007 was $261,475 as compared to $849,777 for the three months ended March 31, 2006. The decreased loss from discontinued operations for the three months ended March 31, 2007 as compared to March 31, 2006 was primarily attributable to increased revenues in addition to lower employee costs as a result of reductions in headcount in our Monmouth Junction, New Jersey facility in the fourth quarter of 2006.

Liquidity and Capital Resources

In August 2004, we decided to focus on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment of oncology and antiviral diseases and disorders for which there are unmet medical needs. In accordance with this business plan, in October 2005, we acquired Greenwich Therapeutics, Inc., a privately-held New York-based biotechnology company that held exclusive rights to develop and commercialize two oncology drug candidates - Lenocta™, and VQD-002. The rights to these two oncology drug candidates are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. As a result of the Company’s acquisition of Greenwich Therapeutics, we hold exclusive rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense Lenocta™ and VQD-002. In March 2007, we acquired license rights to develop and commercialize Xyfid™ an adjunctive therapy for a common and serious side effect of cancer chemotherapy. Our rights to Xyfid™ are governed by a license agreement with Assymetric Therapeutics, LLC and Onc Res, Inc., as assigned to us by Fiordland Pharmaceuticals, Inc., an entity affiliated with Dr. Rosenwald, who is a significant stockholder of our company.

As a result of acquiring the license rights to Lenocta™ , VQD-002 and Xyfid™, we immediately undertook funding their development, which has significantly increased our expected cash expenditures and will continue to increase our expenditures over the next 12 months and thereafter. The completion of development of Lenocta™, VQD-002 and Xyfid™, all of which are only in early stages of clinical development, is a very lengthy and expensive process. Until such development is complete and the FDA (or the comparable regulatory authorities of other countries) approves Lenocta™, VQD-002, or Xyfid™ for sale, we will not be able to sell these products.

Since inception, we have incurred an accumulated deficit of $31,058,809 through March 31, 2007. For the three months ended March 31, 2007, we had losses from continuing operations of $2,256,778, and used $1,347,108 in cash from continuing operating activities. As of March 31, 2007, we had a working capital deficiency of $666,723 and cash and cash equivalents of $1,141,227. Management expects our losses to increase over the next several years, due to the expansion of its drug development business, costs associated with the clinical development of Lenocta™, VQD-002 and Xyfid™. These matters raise substantial doubt about our ability to continue as a going concern.

Management anticipates that the Company’s capital resources will be adequate to fund its operations into the third quarter of 2007, which is based upon our ability to complete our proposed sale of our Chiral Quest subsidiary to CQAC for aggregate gross proceeds of $1,700,000 during the second quarter of 2007. In addition, CQAC will assume the current liabilities of Chiral Quest in an amount up to $1,300,000. The Company estimates that the net proceeds to be received from the sale of Chiral Quest will be $1,528,000, based upon the payments of retention bonuses to its employees of approximately $122,000 and legal and accounting fees of approximately $50,000. The completion of the sale is predicated upon the approval of the purchase agreement by the Company’s shareholders at the upcoming annual meeting, as well as other customary closing conditions and management cannot assure that the sale will be completed and that the consideration from the sale will be received. See Note 5.

Additional financing will be required during 2007 in order to continue to fund continuing operations. The other most likely sources of additional financing include the private sale of the Company’s equity or debt securities, or bridge loans to the Company from third party lenders. However, changes may occur that would consume available capital resources before that time. The Company’s working capital requirements will depend upon numerous factors, which include, the progress of its drug development and clinical programs, including associated costs relating to milestone payments, maintenance and license fees, manufacturing costs, patent costs, regulatory approvals, and the hiring of additional employees.

Our net cash used in continuing operating activities for the three months ended March 31, 2007 was $1,347,108. Our net cash used in operating activities primarily resulted from a net loss of $2,518,253 offset by a loss from discontinued operations of $261,475, non-cash items consisting of the impact of expensing employee and director stock options in accordance with SFAS 123R of $221,771, the impact of expensing scientific advisory board member consultants’ options and non-employee finder’s fee options related to the license acquisition of Xyfid™ in accordance with Emerging Issues Task Force (“EITF”) 96-18 for $53,178, and depreciation of $2,307.  Other uses of cash in continuing operating activities include a decrease in prepaid clinical research organization costs of $17,215 attributed to our two oncology compounds' development, offset by an increase in other assets of $100,907. Additional increases in cash from continuing operations included an increase in accounts payable of $759,403 offset by a decrease of accrued expenses of $43,297, which was attributed to clinical development costs, legal, accounting fees, in addition to accrued compensation.

Our net cash used in continuing investing activities for the three months ended March 31, 2007 totaled $2,277, which resulted from capital expenditures which were attributable to the purchases of computer and office equipment for the Basking Ridge, New Jersey facility.

Our net cash used in continuing financing activities for the three months ended March 31, 2007 resulted in a partial repayment of debt for $75,000 owed to Paramount BioSciences, LLC, with an outstanding debt balance of $189,623 to be paid in the first half of 2007, which was attributable to the acquisition of Greenwich Therapeutics, Inc. in 2005.

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

At our current and desired pace of clinical development of our two products, currently in Phase I/IIa clinical trials, over the next 12 months we expect to spend approximately $6.0 million on clinical trials and research and development (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates, maintenance fees payments that we are obligated to pay to the institutions we licensed our two oncology compounds from, salaries and consulting fees, pre-clinical and laboratory studies), approximately $130,000 on facilities, rent and other facilities costs, and approximately $2.7 million on general corporate and working capital. Additionally, we have an outstanding debt balance of $189,623 and approximately $19,000 of accrued interest through March 31, 2007, payable to Paramount. The Company plans to satisfy the final portion of debt and accrued interest by the end of the first half of 2007.

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

Item 3. Controls and Procedures.

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of that date the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be disclosed in the Company’s periodic reports to the Securities and Exchange Commission. During the three months ended March 31, 2007, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 29, 2007, in connection with the Company’s acquisition of its interest in the Amended and Restated License Agreement dated December 29, 2006 (the “License Agreement”), among, Onc Res, Inc., Assymetric Therapeutics, LLC, Fiordland and Stason Pharmaceuticals, Inc., which the Company previously disclosed in its Current Report on Form 8-K filed April 4, 2007, the Company issued to an advisor that rendered services in connection with such transaction a five-year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price equal to $0.50 per share. The right to purchase the shares under the warrant vest in three equal installments of 100,000 shares each. The first installment is immediately exercisable and the remaining two installments vest upon the achievement of certain clinical development and regulatory milestones relating to Xyfid, which is the subject of the License Agreement. In issuing the warrant, the Company relied upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof since the issuance was made to one person, no general solicitation was used by the Company and the issuance did not otherwise involve a public offering.

Item 5. Other Information.

In February 2007, the Company’s Board of Directors adopted an amendment to the Company’s 2003 Stock Option Plan increasing the number of shares of common stock authorized for issuance thereunder from 6,500,000 to 7,500,000. The amendment will be submitted to the Company’s stockholders for ratification at its 2007 annual meeting, which is scheduled for May 24, 2007.

Item 6. Exhibits

Exhibit No.	Description
10.1	Letter Agreement between VioQuest Pharmaceuticals, Inc. and Edward C. Bradley, dated January 31, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 6, 2007.

10.2
Amended and Restated License Agreement dated December 29, 2006 (the “License Agreement”), among, Onc Res, Inc., Assymetric Therapeutics, LLC, Fiordland Pharmaceuticals, Inc. and Stason Pharmaceuticals, Inc., as assigned to the Company on March 29, 2007.*

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested as to certain omitted portions of this exhibits pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOQUEST PHARMACEUTICALS, INC.

Date: May 14, 2007	By:	/s/ Daniel Greenleaf
Daniel Greenleaf President & Chief Executive Officer

Date: May 14, 2007	By:	/s/ Brian Lenz
Brian Lenz Chief Financial Officer

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
10.2
Amended and Restated License Agreement dated December 29, 2006 (the “License Agreement”), among, Onc Res, Inc., Assymetric Therapeutics, LLC, Fiordland Pharmaceuticals, Inc. and Stason Pharmaceuticals, Inc., as assigned to the Company on March 29, 2007.*

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested as to certain omitted portions of this exhibits pursuant to Rule 24b-2 of the Exchange Act.