Form 10QSB
period 2007-06-30
VioQuest Pharmaceuticals, Inc.
filed 2007-08-08
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

As of August 8, 2007 there were 54,621,119 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

	June 30, 2007 (Unaudited)	December 31, 2006 (Note 1A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,830,855	$2,931,265
Prepaid clinical research costs	227,263	273,172
Deferred financing costs	601,875	-
Other current assets	104,006	168,841
Current assets associated with discontinued operations	1,879,133	2,396,435
Total Current Assets	5,643,132	5,769,713

PROPERTY AND EQUIPMENT, NET	35,976	43,378
SECURITY DEPOSITS	15,232	15,232
TOTAL ASSETS	$5,694,340	$5,828,323

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,222,982	$1,031,458
Accrued compensation and related taxes	135,224	245,475
Other accrued expenses	451,836	180,440
Note payable - Paramount BioSciences, LLC	164,623	264,623
Convertible notes, net of unamortized debt discount of $1,180,668	1,786,832	-
Current liabilities associated with discontinued operations	871,754	1,265,568
TOTAL LIABILITIES	5,633,251	2,987,564

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2007 and December 31, 2006	-	-
Common stock; $0.001 par value: 100,000,000 shares authorized at June 30, 2007 and December 31, 2006, 54,621,119 shares issued and outstanding at June 30, 2007 and December 31, 2006	54,621	54,621
Additional paid-in capital	33,537,551	31,326,694
Accumulated deficit	(33,531,083)	(28,540,556)
Total Stockholders' Equity	61,089	2,840,759
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,694,340	$5,828,323

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006

REVENUE	-	-	-	-

OPERATING EXPENSES
Research and development	$950,844	$327,055	$2,319,655	$616,701
Selling, general and administrative	1,192,399	1,082,480	2,106,050	1,851,835
Total Operating Expenses	2,143,243	1,409,535	4,425,705	2,468,536

LOSS FROM OPERATIONS	(2,143,243)	(1,409,535)	(4,425,705)	(2,468,536)

INTEREST INCOME, NET	6,391	2,084	32,075	49,115

LOSS FROM CONTINUING OPERATIONS	(2,136,852)	(1,407,451)	(4,393,630)	(2,419,421)

LOSS FROM DISCONTINUED OPERATIONS	(335,422)	(410,900)	(596,897)	(1,260,677)

NET LOSS	$(2,472,274)	$(1,818,351)	$(4,990,527)	$(3,680,098)

NET LOSS PER COMMON SHARE:
CONTINUING OPERATIONS	$(0.04)	$(0.04)	$(0.10)	$(0.06)
DISCONTINUED OPERATIONS	(0.01)	(0.01)	(0.01)	(0.04)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.05)	$(0.05)	$(0.11)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	46,056,724	38,165,124	46,056,724	38,165,124

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2007	54,621,119	$54,621	$31,326,694	$(28,540,556)	$2,840,759
Net loss				(4,990,527)	(4,990,527)
Fair value of beneficial conversion feature and warrants issued in conjunction with convertible notes			1,537,093		1,537,093
Stock-based compensation to employees			619,295		619,295
Stock-based compensation to consultants and finder			54,469		54,469
Balance, June 30, 2007	54,621,119	$54,621	$33,537,551	$(33,531,083)	$61,089

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,990,527)	$(3,680,098)
Loss from discontinued operations	596,897	1,260,677
Loss from continuing operations	(4,393,630)	(2,419,421)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation	4,126	2,736
Stock-based compensation to employees	534,730	474,936
Stock-based compensation to consultants and finder	54,093	37,434
Changes in operating assets and liabilities:
Prepaid clinical research costs	(28,694)	(164,011)
Other assets	139,438	(91,461)
Accounts payable	1,191,524	276,207
Accrued expenses	161,145	132,136
Net Cash Used in Continuing Operating Activities	(2,337,268)	(1,751,444)
Net Cash Used in Discontinued Operating Activities	(356,217)	(1,857,270)
Net Cash Used in Operating Activities	(2,693,485)	(3,608,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	(2,277)	(5,553)
Net Cash Used in Continuing Investing Activities	(2,277)	(5,553)
Net Cash Used in Discontinued Investing Activities	(26,698)	(80,213)
Net Cash Used in Investing Activities	(28,975)	(85,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt activity:
Proceeds from issuance of convertible notes with warrants, net of cash costs of $245,450	2,722,050	-
Repayment of note payable	(100,000)	-
Net Cash Provided By Continuing Financing Activities	2,622,050	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(100,410)	(3,694,480)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,931,265	6,021,399
CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,830,855	$2,326,919

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Value of warrants issued to the placement agent in connection with issuances of convertible notes	$356,425	$-
Value of beneficial conversion feature related to convertible notes	$590,334	$-

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

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

On September 29, 2006, the Company’s Board of Directors determined to seek strategic alternatives with respect to the Company’s Chiral Quest, Inc. subsidiary (“Chiral Quest”), which included a possible sale or other disposition of the operating assets of that business. Accordingly, the chiral products and services operations and the assets of Chiral Quest are presented in these financial statements as discontinued operations. Chiral Quest had accounted for all sales of the Company from its inception. The Company’s continuing operations, which have not generated any revenues, will focus on the remaining drug development operations of VioQuest Pharmaceuticals, Inc. and accordingly, the Company has only one segment. As a result of these reclassifications, the Company no longer provides segment reporting. No provision has been made to reduce the carrying amounts of the assets of the discontinued operations as they approximate their estimated net realizable values. See Note 2. On July 16, 2007, the Company completed the sale of Chiral Quest, as described in Note 7.

The consolidated balance sheets as of June 30, 2007 and December 31, 2006 and the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 include reclassifications to reflect discontinued operations.

(B) Nature of Operations

Since August 2004, the Company has focused on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment of oncology and antiviral diseases and disorders for which there are unmet medical needs. Since October 2005, the Company has held license rights to develop and commercialize its two oncology drug candidates, Lenocta™ (Sodium Stibogluconate), formerly VQD-001, an inhibitor of specific protein tyrosine phosphatases, and VQD-002 (Triciribine-Phosphate), an inhibitor of activated Akt. The rights to these two oncology drug candidates, Lenocta™ and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. In March 2007, the Company acquired license rights to develop and commercialize Xyfid™, an adjunctive therapy for a common and serious side effect of cancer chemotherapy. The Company’s rights to Xyfid™ are governed by a license agreement with Asymmetric Therapeutics, LLC and Onc Res, Inc., as assigned to the Company by Fiordland Pharmaceuticals, Inc. See Note 3.

(C) Liquidity

Since inception, the Company has incurred an accumulated deficit of $33,531,083 through June 30, 2007. For the three and six months ended June 30, 2007, the Company had losses from continuing operations of $2,136,852 and $4,393,630, respectively, and used $2,337,268 of cash in continuing operating activities for the six months ended June 30, 2007.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

Management expects the Company’s losses from continuing operations to increase over the next several years, due to the expansion of its drug development business, and related costs associated with the clinical development programs of Lenocta™, VQD-002 and Xyfid™. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2007, the Company had working capital of $9,881 and cash and cash equivalents of $2,830,855. The Company has incurred negative cash flow from operations since its inception. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing its business strategy, including planned development efforts relating to the Company’s drug candidates, clinical trials and other research and development efforts.

On July 16, 2007 the Company completed the sale of Chiral Quest, which resulted in gross proceeds to the Company of $1,700,000, as well as the assumption by the purchaser of approximately $1,000,000 of liabilities. See Note 7. On June 29, 2007 and July 3, 2007, the Company also received gross proceeds of $3,700,000 from the sale of 8% convertible promissory notes. See Note 6. As a result of the cash proceeds to the Company from those transactions, together with the Company’s existing cash, management anticipates that the Company’s capital resources will be adequate to fund its operations through the end of the fiscal year 2007.

Management also expects that additional financing will be required by the first quarter of 2008 to fund continuing operations. The other most likely sources of additional financing include the private sale of the Company’s equity or debt securities, including bridge loans to the Company from third party lenders. However, changes may occur that would consume available capital resources before that time. The Company’s working capital requirements will depend upon numerous factors, which include the progress of its drug development and clinical programs, including associated costs relating to milestone payments, maintenance and license fees, manufacturing costs, patent costs, regulatory approvals and the hiring of additional employees.

Additional capital that may be needed by the Company in the future may not be available on reasonable terms, or at all. If adequate financing is not available, the Company may be required to terminate or significantly curtail its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential markets that the Company would not otherwise relinquish.

(D) Stock-Based Compensation

The Company issued options and warrants to purchase an aggregate of 236,000 and 4,210,671 shares of its common stock during the three and six months ended June 30, 2007, respectively.

Generally, stock options and warrants granted to employees and non-employee directors during the three and six months ended June 30, 2007 and 2006 vest as to 33% of the shares on each of the first, second and third anniversaries of the grant date. The exception to the vesting of shares over three years for options granted to employees and non-employee directors is a stock option to purchase 150,000 shares of common stock granted to a non-employee director in the first quarter of 2006, of which 75,000 vested immediately and 75,000 vested on the first anniversary of the grant date.

Stock options and warrants granted to parties other than employees and non-employee directors vest over individually agreed upon terms. The Company granted 2,964,671 warrants that vested immediately to investors and placement agents that participated in the June 29, 2007 financing relating to the issuance and sale of 8% convertible promissory notes. See Note 6.

The Company also granted 100,000 warrants that vest immediately to a non-employee advisor as partial consideration for a finder’s fee for services relating to the Company’s acquisition of rights under a license agreement for Xyfid™, as well as certain technical analyses related to Xyfid™. The Company also granted 3,334 stock options that vest immediately to a non-employee scientific advisory board member.

Following the vesting periods, options are exercisable until the earlier of 90 days after an employee’s employment with the Company terminates or the tenth anniversary of the initial grant, subject to adjustment under certain conditions. The Company recorded total compensation charges in the three and six months ended June 30, 2007 related to the fair value of continuing and discontinued employee and non-employee director stock option grants of $324,718 and $619,295, respectively.

The Company uses the Black-Scholes option pricing model to calculate the fair value of options and warrants granted under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment (“SFAS 123R”), during the three and six months ended June 30, 2007. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted average fair values of the stock options issued at the dates of grant in the three and six months ended June 30, 2007 were $0.54 and $0.52, respectively.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

The table below indicates the key assumptions used in the valuation calculations for options granted in the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Term	7 years	7 years	7 years	7 years
Volatility	238%	217%	232-238%	210-217%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.6-4.9%	5.0%	4.6-4.9%	4.4-5.0%
Forfeiture rate	22%	23%	22%	22-23%

The following table summarizes information about the Company’s stock options as of and for the six months ended June 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2007	5,384,807	$0.99
Granted	946,000	$0.54
Exercised	-	-
Forfeited or expired	(55,800)	-
Outstanding at June 30, 2007	6,275,007	$0.92	8.2	-
Exercisable at June 30, 2007	2,821,743	$1.12	7.4	-

As of June 30, 2007, there was $1,126,448 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately 1.8 years.

As of June 30, 2007, an aggregate of 1,224,993 shares remained available for future grants and awards under the Company’s stock incentive plan, which covers stock options and restricted stock awards. The Company issues unissued shares to satisfy stock option exercises and restricted stock awards.

(E) Warrants Issued With Convertible Debt

The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27. Such values are determined by allocating an appropriate portion of the proceeds received from the debt instruments to the debt and warrants based on their relative fair value. The fair value allocated to the warrants is recorded as additional paid-in capital and as debt discount, which is charged to interest expense over the term of the debt instrument. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.

(F) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for each period presented excluding 8,564,395 common shares held in escrow to be released based upon the achievement of clinical milestones of Lenocta™ and VQD-002, as a result of the acquisition of Greenwich Therapeutics, Inc. in 2005. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive shares from the assumed exercise of stock options and stock warrants would have had an antidilutive effect because the Company incurred a net loss during each period presented. At June 30, 2007, there were 34,429,457 potentially dilutive shares excluded from the calculation, which was comprised of 19,590,055 warrants, 8,564,395 shares held in escrow, and 6,275,007 stock options. At June 30, 2006, there were 27,128,366 shares excluded.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE 2 DISCONTINUED OPERATIONS

On September 29, 2006, the Company’s Board of Directors determined to seek strategic alternatives for the operations of its Chiral Quest subsidiary, which included a possible sale or other disposition of the operating assets of that business. On April 10, 2007, the Company entered into a definitive agreement to sell all of the outstanding capital stock of Chiral Quest to Chiral Quest Acquisition Corp. (the “Purchaser”). The Company’s stockholders approved the sale of Chiral Quest at the annual meeting held on May 24, 2007, and the transaction was completed on July 16, 2007. See Note 7. Accordingly, the business and assets of Chiral Quest are presented in these financial statements as discontinued operations. No provision has been made to reduce the carrying amounts of the assets of discontinued operations as they approximate their net realizable values. At June 30, 2007 and December 31, 2006, the current assets of discontinued operations totaled $1,879,133 and $2,396,435 respectively, which consisted of accounts receivable, inventories, prepaid expenses, fixed assets, net of accumulated depreciation, patents, net of accumulated amortization, security deposits and prepaid rent. Current liabilities as of June 30, 2007 and December 31, 2006 associated with discontinued operations totaled $871,754 and $1,265,568 respectively, which consisted of accounts payable, accrued expenses and deferred revenues. Revenues from discontinued operations for the three and six months ended June 30, 2007 totaled $680,581 and $1,484,365, respectively, and revenues for the three and six months ended June 30, 2006 totaled $857,320 and $1,456,196, respectively. Loss from discontinued operations for the three and six months ended June 30, 2007, which consisted of revenues less cost of goods sold, management and consulting fees, research and development, selling, general and administrative expenses and depreciation and amortization, totaled $335,422 and $596,897 respectively. Loss from discontinued operations for the three and six months ended June 30, 2006, totaled $410,900 and $1,260,677, respectively.

NOTE 3 LICENSE AGREEMENT

On March 29, 2007, the Company acquired exclusive license rights to Xyfid™, a pharmaceutical product candidate being developed for the treatment and prevention of Hand-Foot Syndrome, or HFS, a common, often dose-limiting and potentially life-threatening complication of several chemotherapy drugs. The Company’s rights to Xyfid™ are governed by a license agreement with Asymmetric Therapeutics, LLC and Onc Res, Inc., as assigned to the Company by Fiordland Pharmaceuticals, Inc., an entity affiliated with Dr. Rosenwald, who is a significant stockholder of the Company. In consideration for the rights under the license agreement, the Company paid to the licensor an aggregate $300,000 for license related fees, and $37,000 for patent prosecution costs. In addition, the Company paid to a third party finder a cash fee of $20,000 and a five-year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The right to purchase the shares under the warrant vests in three equal installments of 100,000 each, with the first installment being immediately exercisable, and the remaining two installments vesting upon the achievement of certain clinical development and regulatory milestones relating to Xyfid™. The Company recognized approximately $50,000 of expense in the first quarter of 2007 when the first 100,000 warrants vested. In consideration of the license, the Company is required to make payments upon the achievement of various clinical development and regulatory milestones, which total up to $6.2 million in the aggregate. The license agreement further requires the Company to make payments of up to an additional $12.5 million in the aggregate upon the achievement of various commercialization and net sales milestones. The Company will also be obligated to pay a royalty on net sales of the licensed product.

NOTE 4 EMPLOYMENT AGREEMENT

On February 1, 2007 the Company entered into an employment agreement with Edward C. Bradley, M.D., as its Chief Scientific Officer. The agreement is for an indefinite term beginning on February 1, 2007 and provides for an initial base salary of $330,000, plus an annual target bonus of up to 20% of base salary based upon his personal performance and an additional amount of up to 10% of base salary based upon Company performance. Pursuant to the employment agreement, Dr. Bradley received a stock option to purchase 700,000 shares of the Company’s common stock. The option vests in three equal annual installments, commencing in February 2008 and will be exercisable at a price per share equal to $0.55. The stock option had an approximate fair value of $363,000 at the date of grant based on the Black-Scholes option pricing model, which is being amortized over three years. The employment agreement also entitles Dr. Bradley to certain severance benefits. In the event that the Company terminates Dr. Bradley’s employment without cause, then Dr. Bradley is entitled to receive his then annualized base salary for a period of six months. If Dr. Bradley’s employment is terminated without cause, and within a year of a change of control, then Dr. Bradley is entitled to receive his then annualized base salary for a period of one year, and he is entitled to receive any bonuses he has earned at the time of his termination.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE 5 NOTE PAYABLE

On October 18, 2005, as a result of the Company’s acquisition of Greenwich Therapeutics, Inc. (“Greenwich”), a New York-based biotechnology company, the Company assumed outstanding indebtedness of Greenwich of $823,869, all of which was payable to Paramount BioSciences, LLC, an affiliate of Paramount BioCapital, Inc. (“Paramount”), pursuant to a promissory note dated October 17, 2005. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. As of June 30, 2007, approximately $165,000 of principal and $21,000 of accrued interest remained outstanding under the Note. On July 17, 2007, the Company paid the outstanding balance under the promissory note.

NOTE 6 CONVERTIBLE NOTES

On June 29, 2007 and July 3, 2007, the Company issued and sold a series of 8% convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $3,700,000 with a term of one year from the date of final closing. The face value of the Bridge Notes issued on June 29, 2007 and July 3, 2007, was $2,967,500 and $732,500, respectively. The Company incurred commissions and related costs in association with the Bridge Notes of $245,450 and $50,750 (as explained below) for the June 29, 2007 and July 3, 2007 financings, respectively. The Company also issued to investors five-year warrants (“Bridge Warrants”) to purchase an aggregate of approximately 2,430,000 shares of the Company’s common stock at an exercise price of $0.40 per share, which had a fair value of $736,935 and $172,301 as of June 29, 2007 and July 3, 2007, respectively. The Company allocated proceeds from the sale to the Bridge Warrants of $590,334 and $139,489 as of June 29, 2007 and July 3, 2007, respectively, based on their relative fair values to the fair value of the Bridge Notes, which was recorded as a discount to the Bridge Notes. Gross proceeds allocated to the Bridge Notes were $2,377,166 for the June 29, 2007 issuances, and $593,011 for the July 3, 2007 issuances. The discount associated with the value of the warrants will be amortized to interest expense over the term of the Bridge Notes.

As a result of the allocation of proceeds to the Bridge Warrants, the Bridge Notes contained a Beneficial Conversion Feature (“BCF”) of $590,334 for the June 29, 2007 financing, and $139,489 for the July 3, 2007 financing, which was attributable to an effective conversion price for the Company’s common stock that was less than the market value on the date of issuance. This amount was recorded as additional debt discount and additional paid-in capital, which reduced the initial carrying value of the Bridge Notes to $1,786,832 for the June 29, 2007 financing and $453,521 for the July 3, 2007 financing. The discount associated with the BCF will also be amortized to interest expense over the term of the Bridge Notes.

In connection with the Bridge Notes, the Company issued five-year warrants to placement agents to purchase an aggregate of 1,202,500 shares of common stock, which are exercisable at a price of $0.42 per share. Based on the Black-Scholes option pricing model, the warrants have a fair value of $356,425 for the June 29, 2007 financing and $73,441 for the July 3, 2007 financing. Additionally, the Company incurred commissions of $205,450, a non-accountable expense allowance of $35,000 to the placement agents and escrow fees of $5,000 for the June 29, 2007 financing and commissions of $50,575 for the July 3, 2007 financing. The Company engaged Paramount as one of its placements agents. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Stephen C. Rocamboli, the Company’s chairman, was employed by Paramount at the time of the Company’s engagement. Of the total consideration provided to the placement agents, the Company issued warrants to Paramount to purchase 450,000 shares of common stock and paid commissions of approximately $119,700. The fair value of the warrants, commissions and fees totaling $601,875 for the June 29, 2007 financing have been recognized as deferred financing fees as of June 30, 2007, which will be amortized over the term of the Bridge Notes.

The following assumptions were used for the Black-Scholes calculations for the warrants related to the Bridge Notes:

Term	5 years
Volatility	240%
Dividend yield	0.0%
Risk-free interest rate	4.9-5.0%

NOTE 7 SUBSEQUENT EVENT

On July 16, 2007, the Company completed the sale of all of the outstanding stock of its Chiral Quest, Inc. subsidiary to the Purchaser. The sale was made pursuant to a Stock Purchase and Sale Agreement dated April 10, 2007, as amended on June 8, 2007 (the “Purchase Agreement”), between the Company and Purchaser. In accordance with the terms of the Purchase Agreement, the Company received $1,700,000 in cash, plus the Purchaser assumed liabilities in the aggregate amount of approximately $1,000,000. In addition, the Company agreed to pay approximately $197,000 in accrued compensation costs related to a severance agreement and retention bonuses payable to certain key employees. The chairman and a principal owner of the Purchaser is Dr. Xumu Zhang. Dr. Zhang co-founded Chiral Quest and had been a director of the Company from February 2003 to May 2007.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)
The following proforma balance sheet has been prepared under the assumption that the Company completed both the sale of Chiral Quest and the July 3, 2007 Bridge Notes as of June 30, 2007:

June 30, 2007 (Proforma)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,218,971
Prepaid clinical research costs	227,263
Deferred financing costs	725,891
Other current assets	104,006
Current assets associated with discontinued operations	-
Total Current Assets	6,276,131

PROPERTY AND EQUIPMENT, NET	35,976
SECURITY DEPOSITS	15,232
TOTAL ASSETS	$6,327,339

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,222,982
Accrued compensation and related taxes	331,985
Other accrued expenses	451,836
Note payable - Paramount BioSciences, LLC	164,623
Convertible notes, net of unamortized debt discount	2,240,354
Current liabilities associated with discontinued operations	-
TOTAL LIABILITIES	5,411,780

STOCKHOLDERS' EQUITY
Preferred stock	-
Common stock	54,621
Additional paid-in capital	33,889,970
Accumulated deficit	(33,029,032)
Total Stockholders' Equity	915,559
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,327,339

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Overview

Through our drug development business, we acquire, develop, and commercialize innovative products for the treatment of key unmet medical needs in cancer and immunological diseases. Through our acquisition of Greenwich Therapeutics, Inc. in October 2005, we obtained the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense Lenocta™ (Sodium Stibogluconate) and VQD-002 (Triciribine Phosphate) through license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. We have initiated four Phase I/IIa clinical trials since acquiring the license rights to Lenocta™ and VQD-002. In March 2007, we obtained an exclusive, worldwide license to certain patents relating to Xyfid™ from Fiordland Pharmaceuticals, Inc.

•
Lenocta™ (Sodium Stibogluconate). Lenocta™ is a pentavalent antimonial drug that has been in use for over 50 years in parts of Africa and Asia for the treatment of leishmaniasis (a protozoan disease). According to the World Health Organization leishmaniasis currently threatens 350 million men, women, and children in 88 countries around the world. This drug is currently being used to treat U.S. military personnel serving in parts of the world where leishmaniasis is prevalent. In collaboration with the U.S. Army, we are pursuing development of Lenocta™ in the treatment of leishmaniasis and anticipate filing a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, in the second half of 2007. In December 2006, Lenocta™ received orphan drug designation by the FDA for the treatment of leishmaniasis. In addition to the treatment for leishmaniasis, several preclinical studies, especially those conducted at the Cleveland Clinic, have showed that Lenocta™ is an inhibitor of multiple protein tyrosine phosphatases (PTPases), specifically the SRC homology PTPase (SHP-1 & SHP-2) and PTB-1B. These intracellular enzymes are involved in signaling pathways of many receptor-linked tyrosine kinases which are involved in growth, proliferation and differentiation of cancer cells. Inhibition of these enzymes with Lenocta™ can trigger apoptosis, or cell death, of cancerous tumors. This cytotoxic effect, coupled with its potential ability to enhance the body’s immune system, through improved cytokine signaling and t-cell formation, suggest that Lenocta™ has potential as an anti-cancer agent. It is well known that one major mechanism of regulating the proliferation, growth and apoptosis of cancer cells involves activation of cellular pathways, especially protein tyrosine kinase pathways; the Jak/Stat pathway is a particularly important protein tyrosine kinase pathway. It is also known that interferon and other cytokines exert their anti-cancer effects via the Jak/Stat pathway. We filed with the FDA an IND for Lenocta™, which the FDA allowed in August 2006, allowing us to commence clinical trials of Lenocta™. Lenocta™ is currently being evaluated in combination with IFN a-2b in a 24-patient investigator-sponsored Phase I clinical trial at the Cleveland Clinic Taussig Cancer Center in refractory solid tumors, lymphoma and myeloma. We are also currently evaluating the safety, tolerability and activity of Lenocta™ in a separate, company-sponsored study of up to a 54-patient Phase I/IIa clinical trial at M.D. Anderson Cancer Center in patients with solid tumors. In the second half of 2007, we expect to complete patient enrollment in our Phase I clinical trials and expect to initiate Phase II clinical trials.

•
VQD-002 (Triciribine-Phosphate). VQD-002, a nucleoside, was previously advanced into clinical trials by the National Cancer Institute in the 1980s and early 1990s, and showed anti-cancer activities. More recently, investigators at the Moffitt Cancer Center of the University of South Florida were able to demonstrate from preclinical studies that VQD-002’s mechanism of action is the inhibition of Akt phosphorylation (protein kinase - B), which is found to be over activated and over-expressed in various malignancies including breast, ovarian, colorectal, and pancreatic lymphoma and leukemias. Clinically, the over expression of phosphorylated Akt is associated with poor prognosis, resistance to chemotherapy and shortened survival time of cancer patients. We filed with the FDA an IND relating to VQD-002, which was allowed in April 2006. Pursuant to this IND, we are currently evaluating the safety, tolerability and activity of VQD-002 and its ability to reduce Akt phosphorylaion in two Phase I/IIa clinical trials, including one at the Moffitt Cancer Center in up to 42 patients with hyper-activated, phosphorylated Akt in colorectal, pancreatic, breast and ovarian tumors and a second clinical trial, with up to 40 patients, at the M.D. Anderson Cancer Center in hematological tumors, with particular attention in leukemia. In the second half of 2007, we expect to complete patient enrollment in our Phase I clinical trials and expect to initiate Phase II clinical trials. Additionally, we expect to initiate several combination Phase II clinical trials.

•
Xyfid™. Xyfid™ is a topical, adjunctive therapy which has shown early clinical promise in the treatment and prevention of Hand-Foot Syndrome, or HFS, a common, often dose-limiting and potentially life-threatening complication of several drug regimens, commonly used in the treatment of patients with breast, colon, and other cancers.  HFS, also known as palmar-plantar erythrodysesthesia syndrome, is commonly seen in patients receiving capecitabine (Xeloda™) and has been associated with other fluoropyrimidines and anthracyclines. In addition, HFS is being seen in patients receiving some of the newer tyrosine kinase class of therapies sorafenib (Nexavar™). Incidence of HFS can be as high as 50% in patients receiving initial chemotherapy with higher dose regimens of capecitabine. In the second half of 2007, we expect to initiate Phase II clinical trials.

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

Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2008 for the treatment of leishmaniasis, 2009 for Xyfid™, and 2010 for oncology indications of VQD-002 and then 2011for oncology indications of Lenocta™, if ever. In addition, as we continue the development of our product candidates, our research and development expenses will significantly increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of these product candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

Results of Operations – For the Three Months Ended June 30, 2007 vs. June 30, 2006

Continuing Operations:

The Company has had no revenues from its continuing operations through June 30, 2007.

Research and development, or R&D, expenses for the three months ended June 30, 2007 were $950,844 as compared to $327,055 during the three months ended June 30, 2006. R&D expense consists of clinical development costs, milestone license fees, maintenance fees paid to our licensing institutions, outside manufacturing costs, outside clinical research organization costs, regulatory and patent filing costs associated with our two oncology compounds, Lenocta™ and VQD-002, currently in clinical trials, in addition to the license acquisition costs of Xyfid™ in March 2007. The increase in R&D expenses for the three months ended June 30, 2007 is primarily attributable to the increased clinical development costs related to our oncology drug candidates: VQD-002, Lenocta™ and Xyfid™ of approximately $497,000, $427,000 and $27,000, respectively. Our R&D expense increase for the second quarter 2007 is also attributable to increased outside regulatory and legal fees of approximately $178,000, employee costs of approximately $212,000 and outside clinical research organization costs of approximately $171,000, which have been allocated to each of our three pharmaceutical product candidates. For the remainder of the year, and going forward, we expect R&D spending related to our existing product candidates Lenocta™, VQD-002 and Xyfid™ to continue increasing as we expand our clinical trials.

Selling, general and administrative, or SG&A, expenses for the three months ended June 30, 2007 were $1,192,399 as compared to $1,082,480 during the three months ended June 30, 2006. This increase in SG&A expenses was primarily due to an increase in employee and non-employee director stock option expense in accordance with SFAS 123R, additional spending on conference expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees including our Chief Scientific Officer hired in February 2007, our Vice President of Clinical Operations and Regulatory Affairs hired in October 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes and increased rent expense as a result of expanding our leased corporate headquarters facility in Basking Ridge, New Jersey in November 2006.

Interest income, net of interest expense for the three months ended June 30, 2007 was $6,391 as compared to $2,084 for the three months ended June 30, 2006. Interest income received during the three months ended June 30, 2007 was approximately $8,000, which was offset by interest expense of approximately $2,000 for the repayment of the final one third amount of debt owed, of approximately $165,000, to Paramount BioSciences, LLC, which was assumed as part of our October 2005 acquisition of Greenwich Therapeutics.

Our loss from continuing operations for the three months ended June 30, 2007 was $2,136,852 as compared to $1,407,451 for the three months ended June 30, 2006. The increased loss from continuing operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was attributable primarily to increased R&D expenses, which were related to our drug development costs, including increased patient enrollment compared to the three months ended June 30, 2006, increased outside clinical research organization and manufacturing costs, maintenance and licensing fees provided to the institutions we licensed Lenocta™ and VQD-002 from, in addition to other clinical development costs for the Lenocta™ and VQD-002 programs. Additionally, R&D expense increased as a result of acquiring the worldwide license to certain patents for Xyfid™ in March 2007. SG&A expenses also contributed to the increased net loss for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily due to an increase in employee and non-employee director stock option expense in accordance with SFAS 123R, additional spending on conference expenses, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the Chief Scientific Officer hired in February 2007, the Vice President of Clinical Operations and Regulatory Affairs hired in October 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes and increased rent expense for the expansion of space for our leased corporate headquarter facility in Basking Ridge, New Jersey. We expect losses to continue in the next year from the costs associated with the drug development process related to developing our drug candidates.

Discontinued Operations:

Our loss from discontinued operations for the three months ended June 30, 2007 was $335,422, as compared to $410,900 for the three months ended June 30, 2006. The decreased loss from discontinued operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily attributable to lower cost of sales, yielding higher gross margins through the increased utilization of our China operations for the manufacturing of our products, in addition to lower employee costs as a result of reductions in headcount in our Monmouth Junction, New Jersey facility in the fourth quarter of 2006.

Results of Operations – For the Six Months Ended June 30, 2007 vs. June 30, 2006

Continuing Operations:

The Company has had no revenues from its continuing operations through June 30, 2007.

R&D expenses for the six months ended June 30, 2007 were $2,319,655 as compared to $616,701 during the six months ended June 30, 2006. R&D expense consists of clinical development costs, milestone license fees, maintenance fees paid to our licensing institutions, outside manufacturing costs, outside clinical research organization costs, regulatory and patent filing costs associated to our two oncology compounds Lenocta™ and VQD-002 currently in clinical trials, in addition to the license acquisition costs of Xyfid™ in March 2007. The Company incurred clinical development costs for its oncology drug candidates VQD-002 of approximately $974,000, Lenocta™ of approximately $883,000 and Xyfid™ of approximately $462,000. The increase in R&D expenses for the six months ended June 30, 2007 is primarily attributable to the increased clinical development costs related to our clinical trials and the license acquisition costs for Xyfid™ of approximately $435,000, which consists of license fees, patent costs, stock options issued as part of a finder’s fee, and diligence analysis costs. Additionally, the increased R&D expense for the six months ended June 30, 2007 is attributable to outside regulatory and legal fees of approximately $315,000, employee costs of approximately $366,000, outside clinical research organization costs of approximately $557,000 and outside manufacturing costs of approximately $17,000, which have been allocated to each of our three pharmaceutical product candidates. For the remainder of the year, and going forward, we expect R&D spending related to our existing product candidates Lenocta™, VQD-002 and Xyfid™ to continue increasing as we expand our clinical trials.

SG&A expenses for the six months ended June 30, 2007 were $2,106,050 as compared to $1,851,835 during the six months ended June 30, 2006. This increase in SG&A expenses was due in part to an increase in recruiting fees for business development and finance positions of approximately $130,000, additional spending on investor relations expenses and higher administrative expenses associated with having more employees, in addition to other related employee costs such as increased insurance and employer payroll taxes and increased rent expense as a result of expanding our leased corporate headquarters facility in Basking Ridge, New Jersey in November 2006.

Interest income, net of interest expense for the six months ended June 30, 2007 was $32,075 as compared to $49,115 for the six months ended June 30, 2006. Interest income received during the six months ended June 30, 2007 was approximately $37,000, which was offset by interest expense of approximately $5,000 for the debt owed of approximately $165,000 to Paramount BioSciences, LLC, which was assumed as part of our October 2005 acquisition of Greenwich Therapeutics.

Our loss from continuing operations for the six months ended June 30, 2007 was $4,393,630 as compared to $2,419,421 for the six months ended June 30, 2006. The increased loss from continuing operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was attributable to higher R&D costs related to our drug development efforts, including outside clinical research organization and manufacturing costs, maintenance and licensing fees provided to the institutions we licensed Lenocta™ and VQD-002 from and acquiring the worldwide license to certain patents for Xyfid™ in March 2007, in addition to other clinical development costs for the Lenocta™, VQD-002 and Xyfid™ programs. Additionally, SG&A expense increased as a result of additional recruiting fees of approximately $130,000, additional spending on investor relations expenses and higher administrative expenses associated with having more employees.

Discontinued Operations:

Our loss from discontinued operations for the six months ended June 30, 2007 was $596,897 as compared to $1,260,677 for the six months ended June 30, 2006. The decreased loss from discontinued operations for the six months ended June 30, 2007 as compared to June 30, 2006 was primarily attributable to increased revenues, lower cost of sales yielding higher margins attributed to the increased utilization of our China operations for the manufacturing of our products, in addition to lower employee costs as a result of reductions in headcount in our Monmouth Junction, New Jersey facility in the fourth quarter of 2006.

Liquidity and Capital Resources

In August 2004, we decided to focus on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment of oncology and antiviral diseases and disorders for which there are unmet medical needs. In accordance with this business plan, in October 2005, we acquired Greenwich Therapeutics, Inc., a privately-held New York-based biotechnology company that held exclusive rights to develop and commercialize two oncology drug candidates: Lenocta™ and VQD-002. The rights to these two oncology drug candidates are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. As a result of our acquisition of Greenwich Therapeutics, we hold exclusive rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense Lenocta™ and VQD-002. In March 2007, we acquired license rights to develop and commercialize Xyfid™ an adjunctive therapy for a common and serious side effect of cancer chemotherapy. Our rights to Xyfid™ are governed by a license agreement with Asymmetric Therapeutics, LLC and Onc Res, Inc., as assigned to us by Fiordland Pharmaceuticals, Inc., an entity affiliated with Dr. Rosenwald, who is a significant stockholder of our Company.

As a result of acquiring the license rights to Lenocta™, VQD-002 and Xyfid™, we immediately undertook funding their development, which has significantly increased our expected cash expenditures and will continue to increase our expenditures over the next 12 months and thereafter. The completion of development of Lenocta™, VQD-002 and Xyfid™, all of which are only in early stages of clinical development, is a very lengthy and expensive process. Until such development is complete and the FDA (or the comparable regulatory authorities of other countries) approves Lenocta™, VQD-002, or Xyfid™ for sale, we will not be able to sell these products.

Since inception, we have incurred an accumulated deficit of $33,531,083 through June 30, 2007. For the three and six months ended June 30, 2007, we had losses from continuing operations of $2,136,852 and $4,393,630, respectively, and used $2,337,268 in cash from continuing operating activities. As of June 30, 2007, we had working capital of $9,881 and cash and cash equivalents of $2,830,855. Management expects our losses to increase over the next several years, due to the expansion of its drug development business, costs associated with the clinical development of Lenocta™, VQD-002 and Xyfid™. These matters raise substantial doubt about our ability to continue as a going concern.

We anticipate that our capital resources will be adequate to fund our operations through the end of the fiscal year 2007. Additional financing will be required within the first quarter of 2008 in order to continue to fund continuing operations. The other most likely sources of additional financing include the private sale of our equity or debt securities. However, changes may occur that would consume available capital resources before that time. Our working capital requirements will depend upon numerous factors, which include, the progress of our drug development and clinical programs, including associated costs relating to milestone payments, maintenance and license fees, manufacturing costs, patent costs, regulatory approvals, and the hiring of additional employees.

Our net cash used in continuing operating activities for the six months ended June 30, 2007 was $2,337,268. Our net cash used in operating activities primarily resulted from a net loss of $4,990,527 offset by a loss from discontinued operations of $596,897, non-cash items consisting of the impact of expensing employee and director stock options in accordance with SFAS 123R of $534,730, the impact of expensing scientific advisory board member consultants’ options and non-employee finder’s fee options related to the license acquisition of Xyfid™ in accordance with Emerging Issues Task Force (“EITF”) 96-18 for $54,093, and depreciation of $4,126. Other uses of cash in continuing operating activities include a an increase in prepaid clinical research organization costs of $28,694 attributed to our three oncology compounds’ development, offset by an increase in other assets of $139,438. Additional increases in cash from continuing operations included an increase in accounts payable of $1,191,524 and accrued expenses of $161,145, which was attributed to clinical development costs, legal, accounting fees, in addition to accrued compensation.

Our net cash used in continuing investing activities for the six months ended June 30, 2007 totaled $2,277, which resulted from capital expenditures which were attributable to the purchases of computer and office equipment for the Basking Ridge, New Jersey facility.

Our net cash provided by continuing financing activities for the six months ended June 30, 2007 was $2,622,050, which was primarily attributed to a series of notes issued to investors for approximately $2,700,000, net of placement agents’ commissions and other related costs associated with issuing the such notes, in addition to a partial repayment of debt for $100,000 owed to Paramount BioSciences, LLC, with an outstanding debt balance of $164,623, and accrued interest of approximately $21,000, was paid in full during July 2007, which was attributable to the acquisition of Greenwich Therapeutics, Inc. in 2005.

As part of our plan for additional employees, we anticipate hiring additional full-time employees in the medical, clinical and business development functions. In addition, we intend to and will continue to use senior advisors, consultants, clinical research organizations and third parties to perform certain aspects of our products' development, manufacturing, clinical and preclinical development, and regulatory and quality assurance functions.

At our current and desired pace of clinical development of our two products, currently in Phase I/IIa clinical trials, over the next 12 months we expect to spend approximately $13.6 million on clinical trials and research and development (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates, maintenance fees payments that we are obligated to pay to the institutions we licensed our two oncology compounds from, salaries and consulting fees, pre-clinical and laboratory studies), approximately $130,000 on facilities, rent and other facilities costs, and approximately $2.9 million on general corporate and working capital. Additionally, as of June 30, 2007, we had an outstanding debt balance due to Paramount BioSciences, LLC of $164,623 and approximately $21,000 of accrued interest through July 18, 2007, which has been subsequently paid in full.

On June 29, 2007 and July 3, 2007 we issued a series of convertible promissory notes resulting in aggregate gross proceeds of $3.7 million. We also issued to investors five-year warrants to purchase an aggregate of approximately 2.43 million shares of the Company’s common stock at an exercise price of $0.40 per share. Based upon the Black-Scholes option pricing model, the investor warrants are estimated to be valued at approximately $909,000. In connection with the offering, we engaged Paramount as one of our placements agents. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Stephen C. Rocamboli, a director of the Company, was employed by Paramount at the time of the Company’s engagement. In consideration for the placement agents’ services, we paid an aggregate of approximately $256,000 in commissions to the placement agents in connection with the offering, of which $119,700 was paid to Paramount. We also paid to placement agents $35,000 as a non-accountable expense allowance. In addition, we issued placement agents five-year warrants to purchase an aggregate of approximately 1.2 million shares of common stock, of which 450,000 shares of common stock were issued to Paramount, which are exercisable at a price of $0.42 per share. Based upon the Black-Scholes option pricing model, the placement agents’ warrants are estimated to be valued at approximately $430,000.

On July 16, 2007, we completed the sale of our discontinued operation Chiral Quest, Inc., and received $1.7 million gross proceeds, of which we recognized $197,000 in accrued compensation costs related to a severance agreement and retention bonuses payable to certain key employees. Additionally, the Purchaser assumed liabilities in the aggregate amount of approximately $1 million as part of the purchase price consideration.

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

Item 3. Controls and Procedures.

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of that date the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be disclosed in the Company’s periodic reports to the Securities and Exchange Commission. During the three months ended June 30, 2007, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders at the Somerset Hills Hotel, 200 Liberty Corner Road in Warren, New Jersey on May 24, 2007. The stockholders took the following actions:

(i) The stockholders elected five directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld
Vincent M. Aita	33,604,785	359,764
Daniel Greenleaf	33,602,585	361,964
Johnson Y.N. Lau	33,453,845	510,704
Stephen C. Rocamboli	33,241,208	723,341
Michael Weiser	33,604,785	359,764

(ii) The stockholders approved the Company’s sale of its Chiral Quest, Inc. subsidiary. There were 28,628,942 shares cast for the proposal; 178,240 shares cast against the proposal; 77,619 shares abstained; and there were 5,079,748 broker non-votes.

(iii) The stockholders approved a proposal to authorize an amendment to the Company’s certificate of incorporation to effect a combination of the Company’s common stock in the ratio of up to 1-for-10, in the discretion of the Company’s board of directors. There were 32,889,348 votes cast for the proposal; 1,069,778 votes were cast against the proposal; 5,423 votes abstained; and there were 0 broker non-votes.

(iv) The stockholders ratified and approved an amendment to the Company’s 2003 Stock Option Plan increasing the number of shares of common stock authorized for issuance thereunder to 7,500,000. There were 27,859,098 votes cast for the proposal; 1,016,420 votes were cast against the proposal; 9,283 votes abstained; and there were 5,079,748 broker non-votes.

(v) The stockholders ratified the appointment of J.H. Cohn LLP as the Company’s independent registered public accounting firm for 2007. There were 33,500,172 votes cast for the proposal; 379,415 votes were cast against the proposal; 84,962 votes abstained; and there were 0 broker non-votes.

Item 6. Exhibits

Exhibit No.	Description
4.1
Form of senior convertible promissory note issued by VioQuest Pharmaceuticals, Inc. on June 29, 2007 and July 3, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on July 6, 2007).

4.2
Form of warrant issued to investors by VioQuest Pharmaceuticals, Inc. on June 29, 2007 and July 3, 2007 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the SEC on July 6, 2007).

10.1
Stock Purchase and Sale Agreement dated April 10, 2007, between VioQuest Pharmaceuticals, Inc. and Chiral Quest Acquisition Corp. (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 25, 2007)

10.2
Amendment No. 1 dated June 8, 2007 to Stock Purchase and Sale Agreement between VioQuest Pharmaceuticals, Inc. and Chiral Quest Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 12, 2007).

10.3
Form of Note and Warrant Purchase Agreement between VioQuest Pharmaceuticals and various investors accepted as of June 29, 2007 and July 3, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 6, 2007).

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

VIOQUEST PHARMACEUTICALS, INC.
Date: August 8, 2007	By:	/s/ Daniel Greenleaf
Daniel Greenleaf President & Chief Executive Officer
Date: August 8, 2007	By:	/s/ Brian Lenz
Brian Lenz Chief Financial Officer

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
4.1
Form of senior convertible promissory note issued by VioQuest Pharmaceuticals, Inc. on June 29, 2007 and July 3, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on July 6, 2007).

4.2
Form of warrant issued to investors by VioQuest Pharmaceuticals, Inc. on June 29, 2007 and July 3, 2007 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the SEC on July 6, 2007).

10.1
Stock Purchase and Sale Agreement dated April 10, 2007, between VioQuest Pharmaceuticals, Inc. and Chiral Quest Acquisition Corp. (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 25, 2007)

10.2
Amendment No. 1 dated June 8, 2007 to Stock Purchase and Sale Agreement between VioQuest Pharmaceuticals, Inc. and Chiral Quest Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 12, 2007).

10.3
Form of Note and Warrant Purchase Agreement between VioQuest Pharmaceuticals and various investors accepted as of June 29, 2007 and July 3, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 6, 2007).

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.