Form 10QSB
period 2007-09-30
VioQuest Pharmaceuticals, Inc.
filed 2007-11-14
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of November 14, 2007 there were 54,621,119 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

	September 30, 2007 (Unaudited)	December 31, 2006 (Note 1A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,456,639	$2,931,265
Prepaid clinical research costs	299,960	273,172
Deferred financing costs	536,371	-
Other current assets	111,011	168,841
Current assets associated with discontinued operations	-	2,396,435
Total Current Assets	3,403,981	5,769,713

PROPERTY AND EQUIPMENT, NET	37,466	43,378
SECURITY DEPOSITS	15,232	15,232
TOTAL ASSETS	$3,456,679	$5,828,323

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$2,032,514	$1,031,458
Accrued compensation and related taxes	299,434	245,475
Other accrued expenses	708,462	180,440
Note payable - Paramount BioSciences, LLC	-	264,623
Convertible notes, net of unamortized debt discount of $1,223,451	2,550,549	-
Current liabilities associated with discontinued operations	-	1,265,568
TOTAL LIABILITIES	5,590,959	2,987,564

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock; $0.001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2007 and December 31, 2006	-	-
Common stock; $0.001 par value: 100,000,000 shares authorized at September 30, 2007 and December 31, 2006, 54,621,119 shares issued and outstanding at September 30, 2007 and December 31, 2006	54,621	54,621
Additional paid-in capital	34,223,939	31,326,694
Accumulated deficit	(36,412,840)	(28,540,556)
Total Stockholders' Equity (Deficiency)	(2,134,280)	2,840,759
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$3,456,679	$5,828,323

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

OPERATING EXPENSES
Research and development	$1,473,937	$273,876	$3,793,592	$933,599
Selling, general and administrative	1,199,182	673,495	3,305,232	2,348,030
Total Operating Expenses	2,673,119	947,371	7,098,824	3,281,629

LOSS FROM OPERATIONS	(2,673,119)	(947,371)	(7,098,824)	(3,281,629)

INTEREST (EXPENSE) / INCOME, NET	(542,360)	36,246	(510,285)	85,361

LOSS FROM CONTINUING OPERATIONS	(3,215,479)	(911,125)	(7,609,109)	(3,196,268)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(104,722)	(973,892)	(701,619)	(2,368,847)
Gain on sale of business	438,444	-	438,444	-
INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	333,722	(973,892)	(263,175)	(2,368,847)

NET LOSS	$(2,881,757)	$(1,885,017)	$(7,872,284)	$(5,565,115)

NET INCOME (LOSS) PER COMMON SHARE:
CONTINUING OPERATIONS	$(0.07)	$(0.02)	$(0.17)	$(0.08)
DISCONTINUED OPERATIONS	0.01	(0.03)	(0.00)	(0.07)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.06)	$(0.05)	$(0.17)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	46,056,724	38,165,124	46,056,724	38,165,124

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

					Total
					Stockholders'
	Common Stock		Additional	Accumulated	Equity
	Shares	Amount	Paid-In Capital	Deficit	(Deficiency)
Balance, January 1, 2007	54,621,119	$54,621	$31,326,694	$(28,540,556)	$2,840,759
Net loss				(7,872,284)	(7,872,284)
Fair value of beneficial conversion feature and warrants issued in conjunction with convertible notes			1,963,512		1,963,512
Stock-based compensation to employees			868,016		868,016
Stock-based compensation to consultants and finder			65,717		65,717
Balance, September 30, 2007	54,621,119	$54,621	$34,223,939	$(36,412,840)	$(2,134,280)

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,872,284)	$(5,565,115)
Loss from discontinued operations	263,175	2,368,847
Loss from continuing operations	(7,609,109)	(3,196,268)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation	6,499	3,804
Stock-based compensation to employees	830,021	589,673
Stock-based compensation to consultants and finder	62,632	33,119
Amortization of debt discount and deferred financing fees	562,986	-
Changes in operating assets and liabilities:
Prepaid clinical research costs	(26,788)	(180,238)
Other assets	57,830	(79,109)
Accounts payable	1,001,056	336,967
Accrued expenses	581,981	86,014
Net Cash Used in Continuing Operating Activities	(4,532,892)	(2,406,038)
Discontinued Operating Activities:
Gain on sale of business	(438,444)	-
Cash used in discontinued operating activities	(348,809)	(2,633,511)
Net Cash Used in Operating Activities	(5,320,145)	(5,039,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	(5,127)	(14,987)
Net Cash Used in Continuing Investing Activities	(5,127)	(14,987)
Discontinued Investing Activities:
Proceeds from sale of business	1,727,263	-
Other cash used in discontinued investing activities	(26,698)	(143,734)
Net Cash Provided By / (Used in) Investing Activities	1,695,438	(158,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt activity:
Proceeds from issuance of convertible notes with warrants, net of cash costs of $285,296	3,414,704	-
Repayment of note payable	(264,623)	-
Net Cash Provided By Continuing Financing Activities	3,150,081	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(474,626)	(5,198,270)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,931,265	6,021,399
CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,456,639	$823,129

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Value of warrants issued to the placement agent in connection with issuances of convertible notes	$429,866	$-
Value of beneficial conversion feature related to convertible notes	$803,823	$-

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

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

The accompanying consolidated financial statements include the accounts of VioQuest Pharmaceuticals, Inc. and its current and former subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The functional currency of Chiral Quest, Ltd., Jiashan, China, formerly a wholly-owned, discontinued subsidiary of the Company, was the United States Dollar. As such, all transaction gains and losses were recorded in discontinued operations.

On September 29, 2006, the Company’s Board of Directors determined to seek strategic alternatives with respect to the Company’s Chiral Quest, Inc. subsidiary (“Chiral Quest”), which included a possible sale or other disposition of the operating assets of that business. Accordingly, the chiral products and services operations and the assets of Chiral Quest are presented in these financial statements as discontinued operations. On July 16, 2007, the Company completed the sale of Chiral Quest to Chiral Quest Acquisition Corp. (“CQAC”) for total cash consideration of approximately $1,700,000. As a result of this transaction, the Company reported a gain of $438,444, which is included in its loss from discontinued operations for the three and nine months ended September 30, 2007. Chiral Quest had accounted for all sales of the Company from its inception. The Company’s continuing operations, which have not generated any revenues, will focus on the remaining drug development operations of VioQuest Pharmaceuticals, Inc. and accordingly, the Company has only one segment. As a result of these reclassifications, the Company no longer provides segment reporting. See Note 2 for a complete discussion on discontinued operations.

The consolidated balance sheets as of December 31, 2006 and the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 include reclassifications to reflect discontinued operations.

(B) Nature of Operations

Since August 2004, the Company has focused on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment of oncology and infectious diseases for which there are unmet medical needs. Since October 2005, the Company has held license rights to develop and commercialize its two oncology drug candidates, Lenocta™ (Sodium Stibogluconate), formerly VQD-001, an inhibitor of specific protein tyrosine phosphatases, and VQD-002 (Triciribine-Phosphate), an inhibitor of activated Akt. The rights to these two oncology drug candidates, Lenocta™ and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. In March 2007, the Company acquired license rights to develop and commercialize Xyfid™, an adjunctive therapy for the treatment and prevention of Hand-Foot Syndrome (“HFS”), a common and serious side effect of cancer chemotherapy. The Company’s rights to Xyfid™ are governed by a license agreement with Asymmetric Therapeutics, LLC and Onc Res, Inc., as assigned to the Company by Fiordland Pharmaceuticals, Inc. See Note 3.

(C) Liquidity

Since inception, the Company has incurred an accumulated deficit of $36,412,840 through September 30, 2007. For the three and nine months ended September 30, 2007, the Company had losses from continuing operations of $3,215,479 and $7,609,109, respectively, and used $4,532,892 of cash in continuing operating activities for the nine months ended September 30, 2007.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

Management expects the Company’s losses from continuing operations to increase over the next several years, due to the expansion of its drug development business, and related costs associated with the clinical development programs of Lenocta™, VQD-002 and Xyfid™. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2007, the Company had a working capital deficiency of $2,186,978 and cash and cash equivalents of $2,456,639. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing its business strategy, including planned development efforts relating to the Company’s drug candidates, clinical trials and other research and development efforts.

On July 16, 2007 the Company completed the sale of Chiral Quest, which resulted in gross proceeds to the Company of approximately $1,700,000, as well as the assumption by the purchaser of approximately $807,000 of liabilities. See Note 2. On June 29, 2007 and July 3, 2007, the Company also received gross proceeds of $3,700,000 from the sale of 8% convertible promissory notes. See Note 6. The Company’s cash and cash equivalents at September 30, 2007 reflect the remaining cash proceeds to the Company from those transactions. Management anticipates that the Company’s remaining cash balances will be adequate to fund its operations through the end of the fiscal year 2007. However, changes may occur that would consume available capital resources before that time.

Management also expects that additional financing will be required within the first quarter of 2008 to fund continuing operations. The most likely sources of additional financing include the private sale of the Company’s equity or debt securities, including bridge loans to the Company from third party lenders. The Company’s working capital requirements will depend upon numerous factors, which include the progress of its drug development and clinical programs, including associated costs relating to milestone payments, maintenance and license fees, manufacturing costs, patent costs, regulatory approvals and the hiring of additional employees.

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

(D) Stock-Based Compensation

The Company issued options and warrants to purchase an aggregate of 1,112,040 and 5,322,711 shares of its common stock during the three and nine months ended September 30, 2007, respectively.

Generally, stock options and warrants granted to employees and non-employee directors during the three and nine months ended September 30, 2007 and 2006 vest as to 33% of the shares on each of the first, second and third anniversaries of the grant date. The exceptions to the vesting of shares over three years for options granted to employees and non-employee directors were stock options to purchase 150,000 shares of common stock granted to a non-employee director in the first quarter of 2006, of which 75,000 vested immediately and 75,000 vested on the first anniversary of the grant date, and stock options to purchase 400,000 shares of common stock granted to four non-employee directors in the third quarter of 2007, of which 33% vested immediately and 33% of the shares vest on each of the first and second anniversaries of the grant date.

Stock options and warrants granted to parties other than employees and non-employee directors vest over individually agreed upon terms. The Company issued 3,636,711 warrants that vested immediately to investors and placement agents that participated in the June 29, 2007 and July 3, 2007 financings relating to the issuance and sale of 8% convertible promissory notes. See Note 6.

During July 2007, the Company also issued 100,000 warrants that vested immediately to a non-employee advisor as partial consideration for a finder’s fee for services relating to the Company’s acquisition of rights under a license agreement for Xyfid™, as well as certain technical analyses related to Xyfid™. During September 2007, the Company also issued 3,334 stock options that vested immediately to a non-employee scientific advisory board member.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

Following the vesting periods, options are exercisable until the earlier of 90 days after an employee’s employment with the Company terminates or the tenth anniversary of the initial grant, subject to adjustment under certain conditions. The Company recorded total compensation charges in the three and nine months ended September 30, 2007 related to the fair value of continuing and discontinued employee and non-employee director stock option grants of $239,524 and $858,819, respectively.

The Company uses the Black-Scholes option pricing model to calculate the fair value of options and warrants granted under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment (“SFAS 123R”). The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions set forth below, the weighted average fair values of the stock options issued at the dates of grant in the three and nine months ended September 30, 2007 were $0.38 and $0.48, respectively.

The table below sets forth the key assumptions used in the valuation calculations for options granted in the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Term	7 years	7 years	7 years	7 years
Volatility	240-259%	217%	232-259%	210-217%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4-5%	5%	4-5%	4.4-5%
Forfeiture rate	22%	25%	22%	22-25%

The following table summarizes information about the Company’s stock options as of and for the nine months ended September 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2007	5,384,807	$0.99
Granted	1,386,000	$0.50
Exercised	-	-
Forfeited or expired	(1,229,918)	$1.20
Outstanding at September 30, 2007	5,540,889	$0.80	7.50	-
Exercisable at September 30, 2007	2,223,791	$0.96	7.00	-

Upon the sale of Chiral Quest, all of the unvested options held by Chiral Quest employees were forfeited. The expired unvested options have been considered in our determination of the forfeiture rate.

As of September 30, 2007, there was $791,594 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately 1.75 years.

As of September 30, 2007, an aggregate of 1,959,111 shares remained available for future grants and awards under the Company’s stock incentive plan, which covers stock options and restricted stock awards. The Company issues unissued shares to satisfy stock option exercises and restricted stock awards.

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

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

(F) Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for each period presented excluding 8,564,395 common shares held in escrow to be released based upon the achievement of clinical milestones of Lenocta™ and VQD-002, as a result of the acquisition of Greenwich Therapeutics, Inc. in 2005. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive shares from the assumed exercise of stock options and stock warrants would have had an antidilutive effect because the Company incurred a net loss during each period presented. At September 30, 2007, there were 34,367,379 potentially dilutive shares excluded from the calculation, which was comprised of 20,262,095 warrants, 8,564,395 shares held in escrow, and 5,540,889 stock options. At September 30, 2006, there were 26,852,366 shares excluded.

NOTE 2 DISCONTINUED OPERATIONS

As explained in Note 1, the Company determined that it would dispose of Chiral Quest on September 29, 2006 and accordingly, the operations and assets of Chrial Quest have been presented in these financial statements as discontinued operations. On July 16, 2007, the Company completed the sale of Chiral Quest to CQAC for total cash consideration of approximately $1,700,000. As a result of this transaction, the Company reported a gain of $438,444 in the third quarter of 2007, which is included in its loss from discontinued operations for the three and nine months ended September 30, 2007.

At July 16, 2007 and December 31, 2006, the total assets of discontinued operations was $1,898,702 and $2,396,435 respectively, which consisted of accounts receivable, inventories, prepaid expenses, fixed assets, net of accumulated depreciation, patents, net of accumulated amortization, security deposits and prepaid rent. Total liabilities as of July 16, 2007 and December 31, 2006 associated with discontinued operations totaled $806,644 and $1,265,568 respectively, which consisted of accounts payable, accrued expenses and deferred revenues. The gain on sale of Chiral Quest was $438,444. Retention bonuses of $106,761 and accrued severance of $90,000 paid to certain Chiral Quest employees have been offset against the gain on sale. Revenues from discontinued operations for the three months ended September 30, 2007 were immaterial and for the nine months ended September 30, 2007 were $1,484,584 and revenues for the three and nine months ended September 30, 2006 totaled $857,320 and $1,456,196, respectively. Loss from discontinued operations (which excludes the gain on sale of Chiral Quest) for the three and nine months ended September 30, 2007, which consisted of revenues less cost of goods sold, management and consulting fees, research and development, selling, general and administrative expenses and depreciation and amortization, totaled $104,722 and $701,619, respectively. Loss from discontinued operations for the three and nine months ended September 30, 2006, totaled $410,900 and $1,260,677, respectively.

On July 16, 2007, the Company entered into a sublease agreement with CQAC that will expire on May 30, 2008 to lease its office and laboratory space, which was utilized by Chiral Quest before it was sold to CQAC. CQAC, the subtenant, agreed to make all payments of base rent and additional rent totaling approximately $28,000 per month for a total commitment of $224,000 remaining on the sublease agreement payable directly to the landlord. If CQAC were to default on payment during the sublease agreement’s term, the Company would be obligated to provide payment on behalf of CQAC through the remainder of the original lease term, and the Company will have the right to cancel and terminate the sublease with CQAC upon five days notice to subtenant. As of September 30, 2007, CQAC has fully complied with the sublease agreement with the Company.

NOTE 3 LICENSE AGREEMENT

On March 29, 2007, the Company acquired exclusive license rights to Xyfid™, a pharmaceutical product candidate being developed for the treatment and prevention of HFS, a common, often dose-limiting and potentially life-threatening complication of several chemotherapy drugs. The Company’s rights to Xyfid™ are governed by a license agreement with Asymmetric Therapeutics, LLC and Onc Res, Inc., as assigned to the Company by Fiordland Pharmaceuticals, Inc., an entity affiliated with Dr. Lindsay A. Rosenwald, who is a substantial stockholder of the Company. In consideration for the rights under the license agreement, the Company paid to the licensor an aggregate $300,000 for license related fees, and $37,000 for patent prosecution costs. In addition, the Company paid to a third party finder a cash fee of $20,000 and five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The right to purchase the shares under the warrants vests in three equal installments of 100,000 each, with the first installment being immediately exercisable, and the remaining two installments vesting upon the achievement of certain clinical development and regulatory milestones relating to Xyfid™. The Company recognized approximately $50,000 of expense in the first quarter of 2007 when the first 100,000 warrants vested. In consideration of the license, the Company is required to make payments upon the achievement of various clinical development and regulatory milestones, which total up to $6.2 million in the aggregate. The license agreement further requires the Company to make payments of up to an additional $12.5 million in the aggregate upon the achievement of various commercialization and net sales milestones. The Company will also be obligated to pay a royalty on net sales of the licensed product.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 4 EMPLOYMENT AGREEMENT

On February 1, 2007 the Company entered into an employment agreement with Edward C. Bradley, M.D., as its Chief Scientific Officer. The agreement is for an indefinite term beginning on February 1, 2007 and provides for an initial base salary of $330,000, plus an annual target bonus of up to 20% of base salary based upon his personal performance and an additional amount of up to 10% of base salary based upon Company performance. Pursuant to the employment agreement, Dr. Bradley received stock options to purchase 700,000 shares of the Company’s common stock. The options vest in three equal annual installments, commencing in February 2008 and will be exercisable at a price per share equal to $0.55. The stock options had an approximate fair value of $363,000 at the date of grant based on the Black-Scholes option pricing model, which is being amortized over three years. The employment agreement also entitles Dr. Bradley to certain severance benefits. In the event that the Company terminates Dr. Bradley’s employment without cause, then Dr. Bradley is entitled to receive his then annualized base salary for a period of six months. If Dr. Bradley’s employment is terminated without cause, and within a year of a change of control, then Dr. Bradley is entitled to receive his then annualized base salary for a period of one year, and he is entitled to receive any bonuses he has earned at the time of his termination.

NOTE 5 NOTE PAYABLE

On October 18, 2005, as a result of the Company’s acquisition of Greenwich Therapeutics, Inc. (“Greenwich”), a New York-based biotechnology company, the Company assumed outstanding indebtedness of Greenwich of $823,869, all of which was payable to Paramount BioSciences, LLC (“Paramount BioSciences”), an affiliate of Paramount BioCapital, Inc. (“Paramount”), pursuant to a promissory note dated October 17, 2005. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. On July 17, 2007, the Company paid the outstanding balance under the promissory note.

NOTE 6 CONVERTIBLE NOTES

On June 29, 2007 and July 3, 2007, the Company issued and sold a series of 8% convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $3,700,000 with a term of one year from the date of final closing. Investors may, at any time during the term, elect to convert all unpaid principal plus any accrued but unpaid interest thereon on the Bridge Notes into shares of the Company’s common stock. In the event that the investors do not elect to convert the Bridge Notes, all unpaid principal plus any accrued interest automatically convert into the Company’s common stock upon the completion of an equity financing or series of related equity financings by the Company resulting in aggregate gross cash proceeds to the Company of at least $7,000,000. If the Bridge Notes and accrued interest are not converted into shares of the Company’s common stock, all unpaid principal plus any accrued interest shall be due and payable on the first anniversary of the final closing.

The face value of the Bridge Notes issued on June 29, 2007 and July 3, 2007, was $2,967,500 and $732,500, respectively. The Company incurred commissions and related costs in association with the Bridge Notes of $245,450 and $50,750 (as explained below) for the June 29, 2007 and July 3, 2007 closings, respectively. The Company also issued to investors five-year warrants (“Bridge Warrants”) to purchase an aggregate of approximately 2,430,000 (1,950,000 and 480,000 for the June 29, 2007 and July 3, 2007 closings, respectively) shares of the Company’s common stock at an exercise price of $0.40 per share, which had a fair value of $736,935 and $172,301 as of June 29, 2007 and July 3, 2007, respectively. The Company allocated proceeds from the sale to the Bridge Warrants of $590,334 and $139,489 as of June 29, 2007 and July 3, 2007, respectively, based on their relative fair values to the fair value of the Bridge Notes, which was recorded as a discount to the Bridge Notes. Gross proceeds allocated to the Bridge Notes were $2,377,166 for the June 29, 2007 issuances, and $593,011 for the July 3, 2007 issuances. The discount associated with the value of the warrants will be amortized to interest expense over the term of the Bridge Notes.

As a result of the allocation of proceeds to the Bridge Warrants, the Bridge Notes contained a Beneficial Conversion Feature (“BCF”) of $590,334 for the June 29, 2007 closing, and $139,489 for the July 3, 2007 closing, which were attributable to an effective conversion price for the Company’s common stock that was less than the market values on the dates of issuance. Additional BCF’s are recorded as convertible interest is accrued. These amounts are recorded as additional debt discount and additional paid-in capital, which reduces the initial carrying value of the Bridge Notes. The discount associated with the BCF will also be amortized to interest expense over the term of the Bridge Notes.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

The following table summarizes information about the Bridge Notes and debt discount as of September 30, 2007:

Face value of convertible notes	$3,700,000
Accrued but unpaid interest	74,000

Gross value of convertible notes	3,774,000

Debt discount, Bridge Warrants	729,823
BCF, Bridge Warrants	729,823
BCF, convertible interest	74,000
Less: Amortization of debt discount	(310,195)

Unamortized debt discount	$1,223,451

Convertible notes, net of unamortized debt discount	2,550,549

In connection with the Bridge Notes, the Company issued five-year warrants to placement agents to purchase an aggregate of 1,202,500 shares of common stock, which are exercisable at a price of $0.42 per share. Based on the Black-Scholes option pricing model, the warrants had a fair value of $356,425 for the June 29, 2007 closing and $73,441 for the July 3, 2007 closing. Additionally, the Company incurred commissions of $205,450, a non-accountable expense allowance of $24,271 to the placement agents and escrow fees of $5,000 for the June 29, 2007 closing and commissions of $50,575 for the July 3, 2007 closing. The Company engaged Paramount as one of its placements agents. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Stephen C. Rocamboli, the Company’s chairman, was employed by Paramount at the time of the Company’s engagement. Of the total consideration provided to the placement agents, the Company issued warrants to Paramount to purchase 450,000 shares of common stock and paid commissions of approximately $119,700. The fair value of the warrants, commissions and fees totaling $591,146 for the June 29, 2007 closing and $124,016 for the July 3, 2007 closing have been recognized as deferred financing costs, which will be amortized to interest expense over the term of the Bridge Notes.

The following table summarizes information about the deferred financing costs as of September 30, 2007:

Deferred financing costs	$715,162
Less: Accumulated amortization	(178,791)

Deferred financing costs, net	$536,371

The following assumptions were used for the Black-Scholes calculations for the warrants related to the Bridge Notes:

Term	5 years
Volatility	240%
Dividend yield	0.0%
Risk-free interest rate	4.9-5.0%

NOTE 7 SUBSEQUENT EVENT

On November 14, 2007, the Company and Daniel Greenleaf, the Company’s former President and Chief Executive Officer, entered into a Separation and Release Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, the parties mutually agreed that Mr. Greenleaf’s employment with the Company terminated as of November 9, 2007, and that Mr. Greenleaf resigned from all positions as officer and director of the Company. The Separation Agreement provides for the following compensation to be paid to Mr. Greenleaf following his separation from the Company: (i) Mr. Greenleaf will receive his annualized base salary of $360,000 through November 15, 2007; (ii) Mr. Greenleaf will receive his annualized base salary of $360,000 for a period of 6 months commencing on or about May 10, 2008; (iii) Mr. Greenleaf will receive a lump sum payment of $70,000 payable on or before March 31, 2008; and (iv) the Company will reimburse Mr. Greenleaf for health insurance for a period of up to 12 months. Under the Separation Agreement, the parties agreed to release each other from certain legal claims, known or unknown, as of the date of the agreement, and the Company also released Mr. Greenleaf from the covenant not to compete contained in his employment agreement with the Company dated February 1, 2005.

On November 11, 2007, the Company and Michael D. Becker entered into an Employment Agreement (the “Employment Agreement”) pursuant to which Mr. Becker will serve as the Company’s President and Chief Executive Officer, effective November 21, 2007. Mr. Becker was also appointed to the Company’s Board of Directors effective as of such date. The Employment Agreement provides for a term of 4 years. Under the Employment Agreement, Mr. Becker is entitled to an annualized base salary of $358,400, plus cash bonuses based upon the Company receiving gross proceeds from the sale of its securities in addition to obtaining certain market capitalization milestones.

In addition, the Employment Agreement provides that the Company will grant to Mr. Becker two stock options pursuant to the Company’s 2003 Stock Option Plan. The first stock option grant will provide Mr. Becker with the right to purchase 5,013,343 shares of the Company’s common stock at a price equal to the closing sale price of the common stock on November 21, 2007 (the “Initial Option”). The Initial Option will have a 10-year term and will vest in four equal annual installments commencing on the first anniversary of Mr. Becker’s employment commencement date, or November 21, 2008. The second option will provide Mr. Becker with the right to purchase 856,440 shares of the Company’s common stock at a price equal to the closing sale price of the common stock on November 21, 2007 (the “Merger Option” and together with the Initial Option, the “Stock Options”). The Merger Option will also have a 10-year term and will vest in four equal annual installments commencing on the first anniversary of Mr. Becker’s commencement date; however, to the extent vested, Mr. Becker is only able to exercise the Merger Option to the extent the 8,564,395 shares held in escrow in accordance with the terms of our acquisition of Greenwich Therapeutics, Inc. are released.

On November 12, 2007, the Company appointed Brian Lenz, currently its Chief Financial Officer, to serve as its interim Chief Executive Officer until the effective date of Mr. Becker’s appointment.

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

•
Lenocta™ (Sodium Stibogluconate). Lenocta™ is a pentavalent antimonial drug that has been in use for over 50 years in parts of Africa and Asia for the treatment of leishmaniasis (a protozoan disease). According to the World Health Organization leishmaniasis currently threatens 350 million men, women, and children in 88 countries around the world. This drug is currently being used to treat U.S. military personnel serving in parts of the world where leishmaniasis is prevalent. In collaboration with the U.S. Army, we are pursuing development of Lenocta™ in the treatment of leishmaniasis and anticipate filing a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, in the first half of 2008. In December 2006, Lenocta™ received orphan drug designation by the FDA for the treatment of leishmaniasis. In addition to the treatment for leishmaniasis, several preclinical studies, especially those conducted at the Cleveland Clinic, have showed that Lenocta™ is an inhibitor of multiple protein tyrosine phosphatases (PTPases), specifically the SRC homology PTPase (SHP-1 & SHP-2) and PTB-1B. These intracellular enzymes are involved in signaling pathways of many receptor-linked tyrosine kinases which are involved in growth, proliferation and differentiation of cancer cells. Inhibition of these enzymes with Lenocta™ can trigger apoptosis, or cell death, of cancerous tumors. This cytotoxic effect, coupled with its potential ability to enhance the body’s immune system, through improved cytokine signaling and t-cell formation, suggest that Lenocta™ has potential as an anti-cancer agent. It is well known that one major mechanism of regulating the proliferation, growth and apoptosis of cancer cells involves activation of cellular pathways, especially protein tyrosine kinase pathways; the Jak/Stat pathway is a particularly important protein tyrosine kinase pathway. It is also known that interferon and other cytokines exert their anti-cancer effects via the Jak/Stat pathway. We filed with the FDA an IND for Lenocta™, which the FDA allowed in August 2006, allowing us to commence clinical trials of Lenocta™. Lenocta™ is currently being evaluated in combination with IFN a-2b in a 24-patient investigator-sponsored Phase I clinical trial at the Cleveland Clinic Taussig Cancer Center in refractory solid tumors, lymphoma and myeloma. We are also currently evaluating the safety, tolerability and activity of Lenocta™ in a separate, company-sponsored study of up to a 54-patient Phase I/IIa clinical trial at M.D. Anderson Cancer Center in patients with solid tumors. In October 2007, we completed patient enrollment in our Phase I clinical trials. Recently, data was presented from our Phase I open-label dose escalation trial where a total of 17 patients were enrolled at the M.D. Anderson center, which were comprised of 4 melanoma, 3 colon, 4 pancreas, 1 neuroendocrine, 1 ovarian, 2 head and neck adenocarcinoma, 1 head and neck squamous cell and 1 mesothelioma. One patient with melanoma achieved stable disease after two cycles of treatment. Asymptomatic hypokalemia was the only dose limiting toxicity (DLT) observed. In addition to reaching the maximum tolerated dose (MTD), dose dependent activities were observed in protocol-specified surrogate biomarkers in both cellular and humoral immunologic functions. Further analysis of the data showed an increase in pharmacodynamic activities as demonstrated by an increase in the activities of natural killer, CD8 and type II dendritic cells. During the fourth quarter of 2007, we expect to initiate Phase II clinical trials.

•
VQD-002 (Triciribine-Phosphate). VQD-002, a nucleoside, was previously advanced into clinical trials by the National Cancer Institute in the 1980s and early 1990s, and showed anti-cancer activities. More recently, investigators at the Moffitt Cancer Center of the University of South Florida were able to demonstrate from preclinical studies that VQD-002’s mechanism of action is the inhibition of Akt phosphorylation (protein kinase - B), which is found to be over activated and over-expressed in various malignancies including breast, ovarian, colorectal, and pancreatic lymphoma and leukemias. Clinically, the over expression of phosphorylated Akt is associated with poor prognosis, resistance to chemotherapy and shortened survival time of cancer patients. We filed with the FDA an IND relating to VQD-002, which was allowed in April 2006. Pursuant to this IND, we are currently evaluating the safety, tolerability and activity of VQD-002 and its ability to reduce Akt phosphorylaion in two Phase I/IIa clinical trials, including one at the Moffitt Cancer Center in up to 42 patients with hyper-activated, phosphorylated Akt in colorectal, pancreatic, breast and ovarian tumors and a second clinical trial, with up to 40 patients, at the M.D. Anderson Cancer Center in hematological tumors, with particular attention in leukemia. In the second half of 2007, we expect to complete patient enrollment in our Phase I clinical trials and expect to initiate Phase II clinical trials. Recently, the Company provided data from its Phase I dose escalation study of VQD-002 at the H. Lee Moffitt Cancer Center in Tampa, FL where 13 patients with advanced solid tumors refractory to standard therapy and whose tumors had high-levels of p-Akt were enrolled to date and 8 patients were evaluable for response. The data showed that VQD-002 was well-tolerated when administered on a weekly schedule. One patient with melanoma achieved stable disease for 8 months. No drug related toxicities were observed. The study had three dosing cohorts in which patients were dosed intravenously weekly over one hour on days 1, 8 and 15, every 28 days at doses of 15, 25 and 35 mg/m2. At the 35mg/m2 dose, Akt modulation was observed in two out of three patients evaluable, and there was a reduction of Akt IHC scores from +2 to 0 and +2 to +1. Additionally, one patient at the 15mg/m2 and one patient dosed at 25mg/m2 experienced stable disease for three months. Over the next several months, we expect to initiate Phase II combination clinical trials.

•
Xyfid™. Xyfid™ is a topical, adjunctive therapy which has shown early clinical promise in the treatment and prevention of Hand-Foot Syndrome, or HFS, a common, often dose-limiting and potentially life-threatening complication of several drug regimens, commonly used in the treatment of patients with breast, colon, and other cancers.  HFS, also known as palmar-plantar erythrodysesthesia syndrome, is commonly seen in patients receiving capecitabine (Xeloda™) and has been associated with other fluoropyrimidines and anthracyclines. In addition, HFS is being seen in patients receiving some of the newer tyrosine kinase class of therapies sorafenib (Nexavar™). Incidence of HFS can be as high as 50% in patients receiving initial chemotherapy with higher dose regimens of capecitabine. In the first half of 2008, we expect to initiate Phase II clinical trials.

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

Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2008 for the treatment of leishmaniasis, 2010 for Xyfid™, and 2011 for oncology indications of VQD-002 and then 2011for oncology indications of Lenocta™, if ever. In addition, as we continue the development of our product candidates, our research and development expenses will significantly increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of these product candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

Results of Operations – For the Three Months Ended September 30, 2007 vs. September 30, 2006

Continuing Operations:

The Company has had no revenues from its continuing operations through September 30, 2007.

Research and development, or R&D, expenses for the three months ended September 30, 2007 were $1,473,937 as compared to $273,876 during the three months ended September 30, 2006. R&D expense consists of clinical development costs, milestone license fees, maintenance fees paid to our licensing institutions, outside manufacturing costs, outside clinical research organization costs, regulatory and patent filing costs associated with our three oncology compounds, Lenocta™, VQD-002 and Xyfid™. The increase in R&D expenses for the three months ended September 30, 2007 is primarily attributable to the increased clinical development costs related to our oncology drug candidates: VQD-002, Lenocta™ and Xyfid™ of approximately $720,000, $656,000 and $98,000, respectively. Our R&D expense for the third quarter 2007 is primarily composed of outside clinical research organization costs of approximately $683,000, outside regulatory and legal fees of approximately $281,000 and employee costs of approximately $264,000, which have been allocated to each of our three pharmaceutical product candidates. For the remainder of the year, and going forward, we expect R&D spending related to our existing product candidates Lenocta™, VQD-002 and Xyfid™ to continue increasing as we expand our clinical trials.

Selling, general and administrative, or SG&A, expenses for the three months ended September 30, 2007 were $1,199,182 as compared to $673,495 during the three months ended September 30, 2006. This increase in SG&A expenses was primarily due to an increase in legal fees related to the sale of Chiral Quest and the issuance of the Bridge Notes, additional payroll for new employees and bonus accruals, employee and non-employee director stock option expense in accordance with SFAS 123R and increased investor relations costs.

Interest expense, net of interest income for the three months ended September 30, 2007 was $542,360 as compared to interest income, net of interest expense for the three months ended September 30, 2006 of $36,246. Interest expense for the three months ended September 30, 2007 was primarily composed of interest on the Bridge Notes of approximately $563,000, which was offset by interest income of approximately $21,000.

Our loss from continuing operations for the three months ended September 30, 2007 was $3,215,479 as compared to $911,125 for the three months ended September 30, 2006. The increased loss from continuing operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was attributable primarily to increased R&D expenses, which were related to our drug development costs, including increased patient enrollment compared to the three months ended September 30, 2006, increased outside clinical research organization and manufacturing costs, maintenance and licensing fees provided to the institutions we licensed Lenocta™ and VQD-002 from, in addition to other clinical development costs for the Lenocta™ and VQD-002 programs. Additionally, R&D expense increased as a result of acquiring the worldwide license to certain patents for Xyfid™ in March 2007. SG&A expenses also contributed to the increased net loss for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily due to an increase in legal fees, additional payroll for new employees and bonus accruals, employee and non-employee director stock option expense in accordance with SFAS 123R and increased investor relations costs.

Discontinued Operations:

Our income from discontinued operations for the three months ended September 30, 2007 was $333,722, as compared to a loss of $973,892 for the three months ended September 30, 2006. The gain from discontinued operations was due to the sale of Chiral Quest to Chiral Quest Acquisition Corp. for total cash consideration of approximately $1,700,000. As a result of this transaction, the Company reported a gain on sale of $438,444. The gain was offset by operating expenses of approximately $105,000 incurred through the sale date.

Results of Operations – For the Nine Months Ended September 30, 2007 vs. September 30, 2006

Continuing Operations:

The Company has had no revenues from its continuing operations through September 30, 2007.

R&D expenses for the nine months ended September 30, 2007 were $3,793,592 as compared to $933,599 during the nine months ended September 30, 2006. R&D expense consists of clinical development costs, milestone license fees, maintenance fees paid to our licensing institutions, outside manufacturing costs, outside clinical research organization costs, regulatory and patent filing costs associated to our two oncology compounds Lenocta™ and VQD-002 currently in clinical trials, in addition to the license acquisition costs of Xyfid™ in March 2007. The Company incurred clinical development costs for its oncology drug candidates VQD-002 of approximately $1,694,000, Lenocta™ of approximately $1,539,000 and Xyfid™ of approximately $560,000. The increase in R&D expenses for the nine months ended September 30, 2007 is primarily attributable to the increased clinical development costs related to our clinical trials and the license acquisition costs for Xyfid™ of approximately $435,000, which consists of license fees, patent costs, stock options issued as part of a finder’s fee, and diligence analysis costs. Additionally, the increased R&D expense for the nine months ended September 30, 2007 is attributable to outside clinical research organization costs of approximately $1,230,000, employee costs of approximately $630,000, outside regulatory and legal fees of approximately $596,000 and outside manufacturing costs of approximately $29,000, which have been allocated to each of our three pharmaceutical product candidates. For the remainder of the year, and going forward, we expect R&D spending related to our existing product candidates Lenocta™, VQD-002 and Xyfid™ to continue increasing as we expand our clinical trials.

SG&A expenses for the nine months ended September 30, 2007 were $3,305,232 as compared to $2,348,030 during the nine months ended September 30, 2006. This increase in SG&A expenses was primarily due to an increase in legal fees related to the sale of Chiral Quest and the issuance of the Bridge Notes, additional payroll for new employees, recruiting fees and bonus accruals, employee and non-employee director stock option expense in accordance with SFAS 123R, increased investor relations costs and higher auditing fees.

Interest expense, net of interest income for the nine months ended September 30, 2007 was $510,285 as compared Interest income, net of interest expense for the nine months ended September 30, 2006 of $85,361. Interest expense for the nine months ended September 30, 2007 was primarily composed of interest expense of approximately $563,000 for the Bridge Notes and approximately $5,000 for the debt owed to Paramount BioSciences, which was repaid on July 17, 2007. Interest expense was offset by interest income of approximately $53,000.

Our loss from continuing operations for the nine months ended September 30, 2007 was $7,609,109 as compared to $3,196,268 for the nine months ended September 30, 2006. The increased loss from continuing operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was attributable to higher R&D costs related to our drug development efforts, including outside clinical research organization and manufacturing costs, maintenance and licensing fees provided to the institutions we licensed Lenocta™ and VQD-002 from and acquiring the worldwide license to certain patents for Xyfid™ in March 2007, in addition to other clinical development costs for the Lenocta™, VQD-002 and Xyfid™ programs. Additionally, SG&A expense increased as a result of legal fees, additional payroll for new employees, recruiting fees and bonus accruals, employee and non-employee director stock option expense in accordance with SFAS 123R, increased investor relations costs and higher auditing fees.

Discontinued Operations:

Our loss from discontinued operations for the nine months ended September 30, 2007 was $263,175 as compared to $2,368,847 for the nine months ended September 30, 2006. The decreased loss from discontinued operations for the nine months ended September 30, 2007 as compared to September 30, 2006 was primarily attributable to the sale of Chiral Quest to Chiral Quest Acquisition Corp. for total cash consideration of approximately $1,700,000. As a result of this transaction, the Company reported a gain on sale of $438,444.

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

Since inception, we have incurred an accumulated deficit of $36,412,840 through September 30, 2007. For the three and nine months ended September 30, 2007, we had losses from continuing operations of $3,215,479 and $7,609,109, respectively, and used $4,532,892 in cash from continuing operating activities. As of September 30, 2007, we had a working capital deficiency of $2,186,978 and cash and cash equivalents of $2,456,639. Management expects our losses to increase over the next several years, due to the expansion of its drug development business, costs associated with the clinical development of Lenocta™, VQD-002 and Xyfid™. These matters raise substantial doubt about our ability to continue as a going concern.

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

Our net cash used in continuing operating activities for the nine months ended September 30, 2007 was $4,532,892. Our net cash used in continuing operating activities primarily resulted from a net loss of $7,872,284 offset by a loss from discontinued operations of $263,175, non-cash items consisting of the impact of expensing employee and director stock options in accordance with SFAS 123R of $830,021, the impact of expensing scientific advisory board member consultants’ options and non-employee finder’s fee options related to the license acquisition of Xyfid™ in accordance with Emerging Issues Task Force (“EITF”) 96-18 for $62,632, amortization of the discount on our bridge note of 562,986 and depreciation of $6,499. Other uses of cash in continuing operating activities include a decrease in other assets of $57,830, offset by an increase in prepaid clinical research organization costs of $26,788 attributed to our three oncology compounds’ development. Additional increases in cash from continuing operations included an increase in accounts payable of $1,001,056 and accrued expenses of $581,981, which was attributed to clinical development costs, professional fees and compensation.

Our net cash used in continuing investing activities for the nine months ended September 30, 2007 totaled $5,127, which resulted from capital expenditures which were attributable to the purchases of computer and office equipment for the Basking Ridge, New Jersey facility.

Our net cash provided by continuing financing activities for the nine months ended September 30, 2007 was $3,150,081, which was primarily attributed to a series of notes issued to investors for $3,414,704, net of placement agents’ commissions and other related costs associated with issuing the such notes, in addition to the repayment of debt for $264,623 owed to Paramount BioSciences, which was attributable to the acquisition of Greenwich Therapeutics, Inc. in 2005.

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

At our current and desired pace of clinical development of our two products, currently in Phase I/IIa clinical trials, over the next 12 months we expect to spend approximately $14.3 million on clinical trials and research and development (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates, maintenance fees payments that we are obligated to pay to the institutions we licensed our two oncology compounds from, salaries and consulting fees, pre-clinical and laboratory studies), approximately $159,000 on facilities, rent and other facilities costs, and approximately $3.1 million on general corporate and working capital.

On June 29, 2007 and July 3, 2007 we issued a series of convertible promissory notes resulting in aggregate gross proceeds of $3.7 million. We also issued to investors five-year warrants to purchase an aggregate of approximately 2.43 million shares of the Company’s common stock at an exercise price of $0.40 per share. Based upon the Black-Scholes option pricing model, the investor warrants are estimated to be valued at approximately $909,000. In connection with the offering, we engaged Paramount as one of our placements agents. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Stephen C. Rocamboli, a director of the Company, was employed by Paramount at the time of the Company’s engagement. In consideration for the placement agents’ services, we paid an aggregate of approximately $256,000 in commissions to the placement agents in connection with the offering, of which $119,700 was paid to Paramount. We also paid to placement agents approximately $24,000 as a non-accountable expense allowance. In addition, we issued placement agents five-year warrants to purchase an aggregate of approximately 1.2 million shares of common stock, of which 450,000 shares of common stock were issued to Paramount, which are exercisable at a price of $0.42 per share. Based upon the Black-Scholes option pricing model, the placement agents’ warrants are estimated to be valued at approximately $430,000.

On July 16, 2007, we completed the sale of our discontinued operations Chiral Quest, Inc., and received $1.7 million in gross proceeds, of which we recognized $197,000 in accrued compensation costs related to a severance agreement and retention bonuses payable to certain key employees. Additionally, the purchaser assumed liabilities in the aggregate amount of approximately $807,000 pursuant to the purchase agreement.

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

Item 3A(T). Controls and Procedures.

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of that date the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be disclosed in the Company’s periodic reports to the Securities and Exchange Commission. During the three months ended September 30, 2007, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held a Special Meeting of Stockholders at the Somerset Hills Hotel, 200 Liberty Corner Road in Warren, New Jersey on September 12, 2007. The sole purpose of the meeting was to consider a proposal to amend the Company’s certificate of incorporation to increase the number of shares of common stock authorized for issuance from 100 million to 200 million. At the meeting, the stockholders approved such amendment. There were 30,195,999 shares cast for the proposal; 1,023,817 shares cast against the proposal; and 15,896 shares abstained.

Item 5. Other Information

Assignment of Chiral Quest Lease

In connection with the sale of the Company’s Chiral Quest Subsidiary, on July 16, 2007, the Company entered into a sublease agreement with Chiral Quest Acquisition Corp. (“CQAC”), which purchased Chiral Quest, to lease office and laboratory space in Monmouth Junction, New Jersey used in Chiral Quest’s business. The sublease agreement provides for a term that will expire on May 30, 2008. CQAC agreed to make all payments of base rent and additional rent that the Company is obligated to pay under its lease agreement for such space. CQAC’s total commitment as of July 16, 2007 under the sublease agreement was $224,000, or approximately $28,000 per month. If CQAC were to default on payment during the sublease agreement’s term, the Company would be obligated to provide payment to its landlord on behalf of CQAC through the remainder of the original lease term, and the Company will have the right to cancel and terminate the sublease with CQAC upon 5 days notice to subtenant. To date, CQAC has fully complied with the sublease agreement with the Company.

Separation Agreement with Former Chief Executive Officer

On November 14, 2007, the Company and Daniel Greenleaf, the Company’s former President & Chief Executive Officer, entered into a Separation and Release Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, the parties mutually agreed that Mr. Greenleaf’s employment with the Company terminated as of November 9, 2007, and that Mr. Greenleaf resigned from all positions as officer and director of the Company. The Separation Agreement provides for the following compensation to be paid to Mr. Greenleaf: (i) Mr. Greenleaf will receive his annualized base salary of $360,000 through November 15, 2007; (ii) Mr. Greenleaf will receive his annualized base salary of $360,000 for a period of 6 months commencing on or about May 10, 2008; (iii) Mr. Greenleaf will receive a lump sum payment of $70,000 payable on or before March 31, 2008; and (iv) the Company will reimburse Mr. Greenleaf for health insurance for a period of up to 12 months. Under the Separation Agreement, the parties agreed to release each other from certain legal claims, known or unknown, as of the date of the agreement, and the Company also released Mr. Greenleaf from the covenant not to compete contained in his employment agreement with the Company dated February 1, 2005.

Appointment of President and Chief Executive Officer

On November 11, 2007, the Company and Michael D. Becker entered into an Employment Agreement (the “Employment Agreement”) pursuant to which Mr. Becker will serve as the Company’s President and Chief Executive Officer, effective November 21, 2007. Mr. Becker was also appointed to the Company’s Board of Directors effective as of such date. The Employment Agreement provides for a term of 4 years.

Under the Employment Agreement, Mr. Becker is entitled to an annualized base salary of $358,400, plus cash bonuses payable as follows:

•	A bonus of $150,000 payable when the Company receives gross proceeds from the sale of its securities in one or a series of related transactions;

•
A bonus of $125,000 payable when the Company’s aggregate market capitalization (determined by multiplying the closing sale price of the Company’s common stock by the number of shares issues and outstanding at a given time) exceeds $125 million for a period of 15 consecutive trading days.

•
A bonus of $500,000 payable when the Company’s aggregate market capitalization (determined by multiplying the closing sale price of the Company’s common stock by the number of shares issues and outstanding at a given time) exceeds $250 million for a period of 15 consecutive trading days.

•
A bonus of $1,000,000 payable when the Company’s aggregate market capitalization (determined by multiplying the closing sale price of the Company’s common stock by the number of shares issues and outstanding at a given time) exceeds $500 million for a period of 15 consecutive trading days.

•
A bonus of $2,000,000 payable when the Company’s aggregate market capitalization (determined by multiplying the closing sale price of the Company’s common stock by the number of shares issues and outstanding at a given time) exceeds $1 billion for a period of 15 consecutive trading days.

In addition, the Employment Agreement provides that the Company will grant to Mr. Becker two stock options pursuant to the Company’s 2003 Stock Option Plan. The first stock option grant will provide Mr. Becker with the right to purchase 5,013,343 shares of the Company’s common stock at a price equal to the closing sale price of the common stock on November 21, 2007 (the “Initial Option”). The Initial Option will have a 10-year term and will vest in four equal annual installments commencing on the first anniversary of Mr. Becker’s employment commencement date, or November 21, 2008. The second option will provide Mr. Becker with the right to purchase 856,440 shares of the Company’s common stock at a price equal to the closing sale price of the common stock on November 21, 2007 (the “Merger Option” and together with the Initial Option, the “Stock Options”). The Merger Option will also have a 10-year term and will vest in four equal annual installments commencing on the first anniversary of Mr. Becker’s commencement date. However, the Merger Option is only exercisable to the extent that the shares of the Company’s common stock currently held in an escrow account in favor of the former stockholders of Greenwich Therapeutics, Inc. in connection with the Company’s October 2005 acquisition of Greenwich are released from escrow. The Employment Agreement further provides that Mr. Becker will be eligible to receive additional stock options beginning on the second anniversary of the agreement, in the discretion of the Board.

Notwithstanding the 4-year term of the Employment Agreement, either party has the right to terminate the agreement and Mr. Becker’s employment sooner. In the event the Company terminates his employment upon a “change of control” or for a reason other than for “cause” or Mr. Becker’s death or disability, or if Mr. Becker terminates his employment for “good reason,” then the Company will continue pay to Mr. Becker his base salary and will provide health insurance coverage for a period of 12 months. In addition, the unvested portions of the Stock Options that are scheduled to vest on the next anniversary date of Mr. Becker’s employment shall accelerate and be deemed vested as of the termination date and shall remain exercisable for a period of 90 days. However, to the extent any portion of the Merger Option has not become exercisable because all or a portion of the Greenwich escrowed shares have not been released from escrow, then the Merger Option, or any such portion, will be forfeited. Notwithstanding the foregoing, if Mr. Becker’s employment is terminated by the Company in connection with specified change of control transactions, then all Stock Options shall accelerate and be deemed vested as of such termination date.

If the Company terminates Mr. Becker’s employment for “cause” or if Mr. Becker terminates his employment for a reason other that “good reason,” then the Company is only obligated to pay to Mr. Becker his accrued and unpaid base salary through the date of termination. If Mr. Becker’s employment is terminated as a result of his death or disability, then the Company will also pay to Mr. Becker or his estate his annualized base salary for a period of 6 months and will provide health insurance for a period of 12 months from such termination.

The term “cause” under the Employment Agreement means the following conduct or actions taken by Mr. Becker: (i) his willful and repeated failure or refusal to perform his material duties or obligations; (ii) any willful, intentional or grossly negligent act having the effect of injuring, in a material way (whether financial or otherwise), the Company’s business or reputation; (iii) willful misconduct by in respect of his material duties or obligations; (iv) his indictment of any felony involving a crime of moral turpitude; (v) the determination by the Company that Mr. Becker engaged in material harassment or discrimination prohibited by law; (vi) any misappropriation or embezzlement of the Company’s property; (vii) a breach of the non-solicitation, non-competition, invention assignment and confidentiality provisions of the Employment Agreement; or (viii) a material breach of any other material provision of the Employment Agreement that is not cured within 30 days after written notice thereof is given by the Company.

The term “change of control” under the Employment Agreement means any of the following: (A) the direct or indirect acquisition by a person in one or a series of related transactions of Company securities representing more than 50% of its combined voting power; (B) a merger, consolidation, reorganization or share exchange involving the Company, or the sale of all or substantially all of the Company’s assets, unless the beneficial owners of the Company’s securities immediately prior to such transaction continue to hold more than 50% of the combined voting power of the then-outstanding securities.

The term “good reason” means (1) a material reduction by the Company of Mr. Becker’s compensation or benefits; (2) a material reduction or change in Mr. Becker’s duties, responsibilities or position; (3) a material breach by the Company of any material term of the Employment Agreement; or (4) a relocation of the principal place of employment by more than 50 miles without Mr. Becker’s consent.

The employment Agreement also provides for customary covenants that preclude Mr. Becker from disclosing the Company’s confidential information, require him to assign certain inventions to the Company, restrict his ability to compete with the Company during his employment and for a 12-month period thereafter, and prohibit Mr. Becker from soliciting Company employees to leave the Company’s employ during the 12-month period following his employment termination.

Prior to joining the Company, from December 2002 to November 2007, Mr. Becker, age 38, served as President and Chief Executive Officer and a director of Cytogen Corporation, a publicly-held biotechnology company based in Princeton, New Jersey. Mr. Becker joined Cytogen in April 2001 and served in positions of increasing responsibility, including Chief Executive Officer of its AxCell Biosciences subsidiary and Vice President, Business Development and Industry Relations. Prior to Cytogen, Mr. Becker was employed by Wayne Hummer Investments LLC, a Chicago-based regional brokerage firm, from July 1996 to April 2001, where he held senior positions as a biotechnology analyst, investment executive and portfolio manager in addition to participating in sales management activities. From October 1998 to April 2001, Mr. Becker also served on the board of directors for the Chicago Biotech Network, a nonprofit trade association for the biotechnology industry in Illinois. Mr. Becker attended DePaul University in Chicago, Illinois. In January 2007, Mr. Becker was named Chairman of the Biotechnology Council of New Jersey, Inc. Mr. Becker is a member of the Governing Body of Biotechnology Industry Organization’s (BIO) Emerging Companies Section.

Interim Appointment of Chief Executive Officer

On November 12, 2007, the Company appointed Brian Lenz, currently its Chief Financial Officer, to serve as its interim Chief Executive Officer until the effective date of Mr. Becker’s appointment.

Amendment to 2003 Stock Option Plan

On November 12, 2007, the Company’s Board of Directors adopted an amendment to the Company’s 2003 Stock Option Plan increasing the number of shares of common stock available for issuance thereunder from 7,500,000 to 13,500,000 shares.

Item 6. Exhibits

Exhibit No.	Description
4.1
Form of senior convertible promissory note issued by VioQuest Pharmaceuticals, Inc. on June 29, 2007 and July 3, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed July 6, 2007)

4.2	Form of warrant issued to investors by VioQuest Pharmaceuticals, Inc. on June 29, 2007 and July 3, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed July 6, 2007)
10.1
Form of Note and Warrant Purchase Agreement between VioQuest Pharmaceuticals and various investors accepted as of June 29, 2007 and July 3, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed July 6, 2007)

10.2	Sublease dated July 16, 2007 between the Company and Chiral Quest Acquisition Corp.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOQUEST PHARMACEUTICALS, INC.
Date: November 14, 2007	By:	/s/ Brian Lenz
Brian Lenz Interim Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
10.2	Sublease dated July 16, 2007 between the Company and Chiral Quest Acquisition Corp.
31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer
32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002