Form 10KSB
period 2007-12-31
VioQuest Pharmaceuticals, Inc.
filed 2008-03-31
CIK 745788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number 0-16686

VIOQUEST PHARMACEUTICALS, INC.
(Exact name of issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1486040 (IRS Employer Identification No.)
180 Mt. Airy Road, Suite 102, Basking Ridge, NJ (Address of Principal Executive Offices)	07920 (Zip Code)

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

For its fiscal year ended December 31, 2007, the issuer had $0 revenue from continuing operations and, together with its discontinued operations; the issuer had total revenue of $1,484,584.

The aggregate market value of the issuer’s common stock held by non-affiliates as of March 27, 2008, based on the closing price of the common stock as reported on the OTC Bulletin Board on such date, was $2,661,823.

As of March 27, 2008 there were outstanding 54,621,119 shares of common stock, par value $0.001 per share.

Traditional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III. The 2008 Proxy Statement will be filed within 120 days after the fiscal year ended December 31, 2007.

References to the “Company,” the “Registrant,” “we,” “us,” “our” or in this Annual Report on Form 10-KSB refer to VioQuest Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries, together taken as a whole, unless the context indicates otherwise.

Xyfid™ is our trademark for 1% uracil topical that we are developing for the treatment of Hand-Foot syndrome caused by certain chemotherapy agents. Lenocta™ is our trademark for our sodium stibogluconate product candidate. All other trademarks and trade names mentioned in this Annual Report are the property of their respective owners.

Forward-Looking Statements

This Annual Report on Form 10-KSB includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, discoveries, collaborations, clinical programs, future achievements and other statements that are not historical facts. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Readers of this Annual Report on Form 10-KSB are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Annual Report on Form 10-KSB was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, those discussed under the heading “Risk Factors” following “Item 1. Description of Business,” and in “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation” of this Annual Report on Form 10-KSB. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report on Form 10-KSB or documents incorporated by reference herein that include forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of clinical stage drug therapies targeting both the molecular basis of cancer and side effects of cancer treatment. Our lead compound under development is Xyfid (1% topical uracil) for the treatment and prevention of Hand-Foot Syndrome (“HFS”), a common and serious side effect of chemotherapy treatments. In parallel, Xyfid is also being developed to treat dry skin conditions and manage the burning and itching associated with various diseases of the skin, or dermatoses. We expect to initiate a Phase IIb program for Xyfid in 2008 for HFS, and are exploring a parallel 510(k) Premarket Notification submission during 2008 for Xyfid to treat various dermatoses. Additionally, we are developing VQD-002 (triciribine phosphate monohydrate or TCN-P), a small molecule anticancer compound that inhibits activation of protein kinase B (PKB or AKT), a key component of a signaling pathway known to promote cancer cell growth and survival as well as resistance to chemotherapy and radiotherapy. VQD-002 is currently in Phase I clinical development for multiple tumor types and we expect to advance VQD-002 into Phase II clinical development during 2008. We are also developing Lenocta (sodium stibogluconate), which we previously referred to as VQD-001, a selective, small molecule inhibitor of certain protein tyrosine phosphatases (“PTPs”), such as SHP-1, SHP-2 and PTP1B, with demonstrated anti-tumor activity against a wide spectrum of cancers both alone and in combination with other approved immune activation agents, including IL-2 and interferons. Lenocta is currently in a Phase IIa clinical trial as a potential treatment for melanoma, renal cell carcinoma, and other solid tumors. In addition to its potential role as a cancer therapeutic, sodium stibogluconate has been approved in most of the world for first-line treatment of leishmaniasis, an infection typically found in tropic and sub-tropic developing countries. Based on historical published data and a large observational study by the U.S. Army, data from approximately 400 patients could be utilized to support a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) in 2008. Lenocta has been granted Orphan Drug status for leishmaniasis. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

CORPORATE HISTORY; MERGERS AND REINCORPORATION TRANSACTIONS

We were originally formed in October 2000, as a Pennsylvania limited liability company under the name Chiral Quest, LLC. In February 2003, we completed a reverse acquisition of Surg II, Inc., a publicly-held Minnesota shell corporation and were renamed to Chiral Quest, Inc. In August 2004, we then changed our name to VioQuest Pharmaceuticals, Inc. and formed Chiral Quest, Inc. as our wholly-owned subsidiary. In October 2005, we reincorporated under Delaware law by merging into a wholly-owned subsidiary VioQuest Delaware, Inc., incorporated under Delaware law as the surviving corporation and our wholly-owned subsidiary. Immediately following the reincorporation, we acquired Greenwich Therapeutics, Inc., a privately-held, New York City based drug development company, in a merger transaction in which we merged our wholly-owned subsidiary VioQuest Delaware, Inc. with and into Greenwich Therapeutics, with Greenwich Therapeutics remaining as the surviving corporation and our wholly-owned subsidiary. As a result of the acquisition of Greenwich Therapeutics, we acquired the rights to develop and commercialize two oncology drug candidates - Lenocta, and VQD-002.

In July 2007, the Company sold all of its shares of capital stock of its Chiral Quest subsidiary. Chiral Quest provided innovative chiral products, technology and custom synthesis services to pharmaceutical and final chemical companies in all stages of a products’ life cycle.

STRATEGY OF PRODUCTS UNDER DEVELOPMENT

Through our drug development business, we acquire, develop, and intend to commercialize novel drug therapies targeting both the molecular basis of cancer and side effects of treatment. Through our acquisition of Greenwich Therapeutics, Inc. in October 2005, we obtained the rights to develop and commercialize two oncology drug candidates - Lenocta and VQD-002. We hold our rights to Lenocta and VQD-002, pursuant to license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. In March 2007, the Company acquired license rights to develop and commercialize Xyfid. The Company’s rights to Xyfid are governed by a license agreement with Asymmetric Therapeutics, LLC and Onc Res, Inc., as assigned to the Company by Fiordland Pharmaceuticals, Inc. These licenses give us the right to develop, manufacture, use, commercialize, lease, sell and/or sublicense Lenocta, VQD-002 and Xyfid.

Xyfid (1% uracil topical)

Overview

VioQuest has been developing Xyfid for the treatment and prevention of palmar-plantar erythrodysesthesia (PPE), also known as hand-foot syndrome (HFS), a relatively common dose-limiting side effect of cytotoxic chemotherapy - most frequently fluoropyrimidines, such as continuous infusion 5-fluorouracil (5-FU), and the oral 5-FU prodrug capecitabine (Xeloda® by Roche). Fluoropyrimidines are among the most commonly used cancer chemotherapeutics nearly 50 years after their introduction. Fluoropyrimidines, alone or in combination therapy, are commonly given for cancers of the head and neck, breast, cervix, and gastrointestinal tract.

There are currently no treatments or preventative agents for HFS, which is characterized by the progressive redness and cracking of the hands and feet. The severity of HFS is typically defined by three grade levels: Grade 1: numbness, tingling, painless swelling; Grade 2: painful discomfort, swelling; Grade 3: ulceration, blistering, severe pain and discomfort, unable to work or perform activities of daily living. Up to 60% of all capecitabine patients experience HFS and up to 20% experience severe HFS (Grade 3). According to the prescribing information for capecitabine, if grade 2 or 3 HFS occurs, administration of capecitabine should be interrupted until the event resolves or decreases in intensity to grade 1. Following grade 3 HFS, subsequent doses of capecitabine should be decreased.

Uracil, the active ingredient in Xyfid, is a naturally occurring substrate for enzymes, such as thymidine phosphorylase (TP) and and dihydropyrimidine dehydrogenase (DPD), that metabolize fluoropyrimidines into toxic metabolites. Addition of uracil to systemic fluoropyrimidine treatment regimens, such as tegafur-uracil, or UFT, is well-established to significantly diminish the incidence of HFS. Whereas such combination products have been licensed in Japan and much of Europe, they have not been approved for use in the United States due, in part, to FDA questions regarding the demonstrable non-inferiority of the combination drug compared with fluoropyrimidines alone.

In contrast to systemic exposure, topical application of uracil would potentially allow for the treatment and prevention of HFS without compromising the efficacy of systemic fluoropyrimidine therapy. In a small pilot study, Xyfid has been effective at preventing the both the incidence and recurrence of dose limiting HFS when applied topically.

Clinical and Regulatory Development

VioQuest is considering parallel regulatory paths for two separate indications for Xyfid:

510(k) Premarket Notification

During March 2008, we signed an agreement with Medical Device Consultants, Inc. (MDCI) for MDCI to assist us in obtaining clearance to market Xyfid pursuant to Section 510(k) of the Food, Drug and Cosmetic Act, or FDCA, and in particular, the “premarket notification” provisions of Section 510(k). To qualify for 510(k) premarket notification, a product must be substantially equivalent to another device that is legally marketed in the U.S. A device is substantially equivalent if, in comparison to a predicate it:

• has the same intended use as the predicate; and
• has the same technological characteristics as the predicate;

A claim of substantial equivalence does not mean the new and predicate devices must be identical. Substantial equivalence is established with respect to intended use, design, energy used or delivered, materials, chemical composition, manufacturing process, performance, safety, effectiveness, labeling, biocompatibility, standards, and other characteristics, as applicable.

We believe that Xyfid may be substantially equivalent to several predicate devices designed to improve dry skin conditions and to relieve and to manage the burning and itching associated with various dermatoses including atopic dermatitis, irritant contact dermatitis, radiation dermatitis and other dry skin conditions, by maintaining a moist wound and skin environment. Substantial equivalence for Xyfid may be supported by the fact that chemically, uracil looks like a fusion of urea and malonic acid, which are both common ingredients found in many topical creams. Urea creams, such as Aquacare® and Carmol® are used for moisturizing and softening dry, cracked, calloused, rough, and hardened skin of feet, hands, or elbows.

Since uracil is known to decompose to urea and malonic acid, we believe that Xyfid could be considered a sustained-release version of urea, helping trap water and creating a healing “moisture barrier.” Xyfid applied at least twice daily to affected areas of the skin could improve dry skin conditions and relieve and manage the burning and itching associated with various dermatoses, including atopic dermatitis, irritant contact dermatitis, radiation dermatitis and other dry skin conditions by maintaining a moist wound and skin environment.

New Drug Application (NDA) Process

A pilot clinical study in patients has demonstrated that topical application of Xyfid to the hands and feet may be effective in preventing the recurrence of dose limiting HFS. On this basis, an investigational new drug application (IND) was submitted and accepted by the FDA. Subsequently, Xyfid was granted fast track designation for the prevention of HFS in patients receiving capecitabine for the treatment of advanced metastatic breast cancer.

Pursuant to this IND, we expect to evaluate the safety, tolerability and activity of Xyfid and its ability to reduce the incidence of HFS. We are considering a 30-patient Phase IIb study in breast cancer patients receiving capecitabine that could begin during 2008. The outcome of the Phase IIb study could support plans for registration of Xyfid under the NDA process. Xyfid has been awarded fast-track status by the FDA in this setting.

VQD-002 (triciribine phosphate monohydrate)

Overview

VQD-002, a tricyclic nucleoside that inhibits the activation of Akt, has demonstrated anti-tumor activity against a wide spectrum of cancers in preclinical and clinical studies. Amplification, overexpression, or activation of Akt, also named protein kinase B, have been detected in a number of human malignancies, including prostate, breast, ovarian, colorectal, pancreatic, and hematologic cancers. Activation of Akt is associated with cell survival, malignant transformation, tumor invasiveness, and chemo-resistance, while inhibition of Akt activity has been shown to cause cell death. These attributes make Akt an attractive target for cancer therapy.

Pre-Clinical and Clinical Data

VQD-002 was first synthesized in 1971 and identified as an antineoplastic agent. Phase I clinical trials on VQD-002 proved that its safety and side effects were dose dependent. However, as a single drug in Phase II trials, VQD-002 failed to show efficacy against advanced breast, colon, and lung cancer even at very high doses.

A few years ago, researchers at Moffitt Cancer Center found that VQD-002 inhibits Akt activation and has antitumor activity as a single agent against tumors with activated Akt. Inhibition of Akt activation plays a key role in VQD-002’s antitumor activity. Thus, Phase I trials of VQD-002 have been initiated for tumors with activated Akt using much lower doses of VQD-002 than those previously used that caused toxicity.

During October 2007, preclinical study results were published demonstrating that combining VQD-002 with trastuzumab (Herceptin® by Genentech) may be a clinically applicable strategy to overcome trastuzumab resistance, particularly that caused by loss of PTEN, a tumor suppressor protein. Trastuzumab resistance is a clinically devastating problem and this study suggests a rational improvement to trastuzumab-based therapy, which could directly affect the clinical management of breast cancer patients in general and particularly those with PTEN-deficient tumors.

During January 2008, preclinical study results were published demonstrating that VQD-002 disrupts a specific signaling pathway associated with chemoresistance and cancer cell survival in ovarian cancer. The preclinical study results indicate that VQD-002 could play a role in reversing drug resistance in ovarian cancer for patients treated with chemotherapy in the years ahead.

In a preliminary Phase I solid tumor study, patients with progressive disease despite receiving a median of 3 prior treatment regimens (range 1-4), VQD-002 was administered intravenously over a 28-day cycle on days 1, 8, and 15. Cohorts of 3 patients received escalating doses of VQD-002 at 15, 25, 35, and 45 mg/m2. Enrollment to higher doses is ongoing, which we are currently at 55 mg/m2. Preliminary Phase I data from this solid tumor study demonstrated that VQD-002 was well tolerated; one melanoma subject had stable disease for 8 months.

Interim results of a Phase I trial in hematologic malignancies demonstrate that VQD-002 is well-tolerated and shows signs of clinical activity in patients with advanced leukemias. The Phase I trial is designed to assess the safety, tolerability and pharmacokinetics of VQD-002 and to establish a recommended Phase II dose for further studies among patients. In results presented to date, a total of 28 patients have been enrolled at two clinical sites. Eighteen patients are evaluable for toxicity and response, eight patients are evaluable for toxicity only, and two patients are not evaluable.

Preliminary results from this trial show that patients with relapsed, refractory acute myeloid leukemia, or AML, experienced a decrease in peripheral blood myeloblasts, a measure of clinical activity. In particular, four patients treated at the 25 mg/m2 or 35 mg/m2 dose level of VQD-002 experienced up to 50 percent reductions in peripheral blast cells. Additional hematological improvements included two patients achieving major improvements in platelet count lasting 7 and 36 days, respectively, and four patients achieving major improvements in neutrophil count lasting a median of 19 days while on therapy. VQD-002 was well-tolerated at the doses studied.

Development Status

We filed with the FDA an IND relating to VQD-002, which was accepted in April 2006. Pursuant to this IND, we are currently evaluating the safety, tolerability and activity of VQD-002 in two Phase I clinical trials, including one at the Moffitt Cancer Center in up to 42 patients with hyper-activated, phosphorylated Akt in solid tumors and a second clinical trial, with up to 40 patients, at the M.D. Anderson Cancer Center and the Moffitt Cancer Center in hematological tumors, with particular attention in leukemias. We expect to complete our Phase I studies in 2008. During 2008, the FDA granted orphan drug designation to VQD-002 for the treatment of multiple myeloma. We expect to advance VQD-002 into Phase II clinical development during 2008.

Lenocta (sodium stibogluconate)

Overview

Lenocta is a selective, small molecule inhibitor of certain protein tyrosine phosphatases (PTPs), such as SHP-1, SHP-2 and PTP1B, with demonstrated anti-tumor activity against a wide spectrum of cancers both alone and in combination with other approved immune activation agents, including IL-2 and interferons. PTPs are a family of proteins that regulate signal transduction pathways in cells and have been implicated in a number of diseases including cancer, diabetes, and neurodegeneration.

Pre-Clinical and Clinical Data

Lenocta has been shown to have anti-proliferative activity against a broad number of tumor cell lines, including melanoma and renal cell lines. Pre-clinical work in nude mice with cancer xenografts has shown that Lenocta can control malignancies in vivo as well. These effects were seen whether used as part of a combination therapy with existing treatments, including interferon and interleukin-2, or alone. In addition, preclinical data also suggests that monotherapy with Lenocta may be useful to treat certain other tumor types, including prostate cancer.

The preclinical data suggests that Lenocta utilizes multiple modes of action, including having a direct effect on cancer cells, as well as generally enhancing the body’s immune system. These multiple modes of action, along with Lenocta’s known historical toxicity profile, demonstrate that Lenocta is a potentially attractive drug candidate to evaluate as an anti-cancer agent.

Phase I data from our combination trial of Lenocta and alpha interferon (“IFN a-2b”) demonstrated pharmacodynamic activity in some solid tumors as demonstrated by increases in the activities of natural killer cells, CD8 and type II dendritic cells, and two patients with ocular melanoma (1) and adenocystic carcinoma (1) have remained stable by Response Evaluation Criteria in Solid Tumors, or RECIST, on first assessment. There have been seventeen subjects evaluable for response.

A complete treatment cycle is for six weeks, with week 1 the patient is intravenously dosed with Lenocta for five days as a monotherapy, week 2 the patient is dosed with Lenocta and IFN a-2b, week 3 is a rest period, weeks 4 and 5 the patient is dosed with Lenocta and IFN a-2b, and then there is a week rest before a subsequent cycle is initiated. Patients have been given four different dose cohorts: 400 mg/m2, 600 mg/m2, 900 mg/m2 and 1350 mg/m2. Lenocta with IFN a-2b has been well tolerated at doses up to 900 mg/m2.

Development Status

We filed with the FDA an IND for Lenocta, which the FDA accepted in August 2006, allowing us to commence clinical trials of Lenocta.

Lenocta is currently being studied at the M.D. Anderson Cancer Center and the University of New Mexico in a Phase IIa corporate-sponsored clinical trial in combination with IFN a-2b in up to 54-patients with melanoma, renal cell carcinoma, and other solid tumors that have been non-responsive in previous cytokine therapy. In November 2007, we dosed our first patient in our Phase IIa solid tumor study. We expect to complete enrollment in our Phase IIa solid tumor study in 2008. The Phase IIa trial has been designed to evaluate the clinical efficacy and biological effectiveness of Lenocta at the highest tolerable does in combination with IFN a-2b in patients with advanced-stage solid tumors.

The primary objectives of the Phase IIa clinical trial is to evaluate the tolerance, safety, maximum tolerated dose, and clinical efficacy and biological effectiveness of Lenocta in combination with IFN a-2b. In addition, this trial will also evaluate pharmacokinetic data and anti-neoplastic activity. We also hope to gain a better understanding of how Lenocta affects important biological and genetic pathways.

Additional Potential Indication of Lenocta

As we continue to develop Lenocta for indications primarily used for an oncology drug candidate, we are also in the process of evaluating its potential development as a treatment for leishmaniasis. According to the World Health Organization, leishmaniasis currently threatens 350 million men, women and children in 88 countries around the world. The leishmaniases are parasitic diseases with a wide range of clinical symptoms:

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

In collaboration with the U.S. Army through an executed CRADA, we are evaluating the potential development of Lenocta in the treatment of leishmaniasis. Lenocta was granted orphan drug designation by the FDA in the second half of 2006 for the treatment of leishmaniasis. The Company has also convened an advisory board to evaluate the potential submission of an NDA to the FDA for Lenocta for the treatment of leishmaniasis in 2008.

COMPETITION

Competition in the pharmaceutical and biotechnology industries is intense. Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. To compete successfully in this industry we must identify novel and unique drugs or methods of treatment and then complete the development of those drugs as treatments in advance of our competitors.

The drugs that we are attempting to develop will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. Other companies have products or drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are also seeking to discover and develop drug candidates. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes. We have entered into an agreement with Patheon Inc., a leading global provider of drug development and manufacturing services to the international pharmaceutical industry, to manufacture Xyfid which we believe will be adequate to satisfy our current clinical trial and early commercial market needs.

As we move forward, we plan to secure additional manufacturing capacity to meet the future demands for Xyfid and create back-up manufacturing capabilities.

The creation of a reproducible process is also critical in successfully sourcing Xyfid from multiple suppliers to create back-up manufacturing capabilities and/or to meet market demand. We believe that multi-sourcing is possible provided we can demonstrate that the manufacturing process is the same at all suppliers and the product produced by them is equivalent.

We have also entered into manufacturing agreements for the supply of VQD-002 and Lenocta to ensure that we will have sufficient material for clinical trials. In addition, we are establishing the basis for commercial production capabilities. As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed and we cannot ensure that we will be successful in this endeavor.

At the time of commercial sale, to the extent possible and commercially practicable, we would seek to engage a back-up supplier for each of our product candidates. Until such time, we expect that we will rely on a single contract manufacturer to produce each of our product candidates under current Good Manufacturing Practice, or cGMP, regulations. Our third-party manufacturers have a limited number of facilities in which our product candidates can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for conducting clinical trials or for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control.

We expect to similarly rely on contract manufacturing relationships for any products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Agency and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Our contractors in Europe face similar challenges from the numerous European Union and member state regulatory agencies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations.

If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

GOVERNMENT AND INDUSTRY REGULATION

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

Orphan Drug

The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. Our product candidate Lenocta received orphan drug designation for the treatment of leishmaniasis in December 2006. Our product candidate VQD-002 received orphan drug designation for the treatment of multiple myeloma in February 2008.

    Fast Track Designation

The FDA’s fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast track drug concurrent with or after the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. Our product candidate Xyfid received fast track designation status in April 2005, for the prevention of HFS in patients receiving capecitabine for the treatment of advanced metastatic breast cancer as a fast track product. The FDA granted Xyfid fast track designation for the treatment of HFS from the use of capecitabine or 5-FU, as HFS is a serious condition for which there is currently no approved therapy, and Xyfid shows potential for prevention and treatment of HFS as indicated by the pilot study’s clinical observations.

If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

Priority Review.    Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. We cannot guarantee any of our drug candidates will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures, or that FDA will ultimately grant drug approval.

Accelerated Approval.    Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses, and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. In rare instances FDA may grant accelerated approval of an NDA based on Phase 2 data and require confirmatory Phase 3 studies to be conducted after approval and/or as a condition of maintaining approval. We can give no assurance that any of our drugs will be reviewed under such procedures.

When appropriate, we and our collaborators intend to seek fast track designation or accelerated approval for our drug candidates. We cannot predict whether any of our drug candidates will obtain a fast track or accelerated approval designation, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of any of our drug candidates.

Satisfaction of FDA regulations and requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of our drug candidates, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our drug candidates on a timely basis, if at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

Section 510(k)

We may pursue FDA clearance for Xyfid as a medical device pursuant to Section 510(k) of the Food Drug and Cosmetic Act, or FDCA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring premarket approval.

When a 510(k) clearance is required, the device sponsor must submit a premarket notification demonstrating that its proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution. The evidence required to prove substantial equivalence varies with the risk posed by the device and its complexity. By regulation, the FDA is required to complete its review of a 510(k) within 90 days of submission of the notification. As a practical matter, however, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous pre-marketing requirements, known as pre-market approval.

After a device receives 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, will require a new 510(k) clearance or could require a Pre-Market Approval application, or PMA approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or a PMA approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

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

INTELLECTUAL PROPERTY AND PATENTS

General

Patents and other proprietary rights are very important to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, supported by regulatory data exclusivity or are effectively maintained as trade secrets. It is our intention to seek and maintain patent and trade secret protection for our drug candidates and our proprietary technologies. As part of our business strategy, our policy is to actively file patent applications in the United States and, when appropriate, internationally to cover methods of use, new chemical compounds, pharmaceutical compositions and dosing of the compounds and compositions and improvements in each of these. We also rely on trade secret information, technical know-how, innovation and agreements with third parties to continuously expand and protect our competitive position. We have a number of patents and patent applications related to our compounds and other technology, but we cannot guarantee the scope of protection of the issued patents, or that such patents will survive a validity or enforceability challenge, or that any of the pending patent applications will issue as patents.

Generally, patent applications in the United States are maintained in secrecy for a period of 18 months or more. Since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we are not certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file those patent applications. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license under such patent or to develop or obtain alternative technology. In the event of a litigation involving a third party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license for the disputed rights from such third party, and/or require us to cease use of the technology. Further, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would involve substantial costs.

Xyfid

We have an exclusive, world-wide license to U.S. and foreign patents and patent applications claiming the Xyfid formulation and methods of using this formulation for treatment of adverse dermatological conditions associated with cancer treatment. Two U.S. patents with claims encompassing Xyfid have issued.

U.S. Patent No. 6,979,688 (“the ‘688 patent”) contains claims directed to methods of reducing cutaneous side-effects of systemic therapy with 5-fluorouracil (5-FU) or a precursor of 5-FU, the method comprising: applying uracil topically to the skin of a patient being treated concurrently and systemically with 5-fluorouracil (5-FIT) or a precursor of 5-FU in an amount effective to reduce, at the site of topical uracil administration, the development of cutaneous side-effects. The ‘688 patent also contains claims reciting methods of treating breast or colorectal cancer with reduced cutaneous side-effects, the method comprising: systemically administering 5-fluorouracil (5-FU) or a precursor of 5-FU to a patient having breast or colorectal cancer; and concurrently applying uracil topically to the patient's skin in an amount effective to reduce, at the site of topical uracil administration, the development of cutaneous side-effects. The ‘688 patent will expire in 2023.

U.S. Patent No. 6,995,165 (“the ‘165 patent”) contains claims encompassing kit for the administration of at least one dose of an orally administrable fluoropyrimidine prodrug or precursor with reduced cutaneous toxicity, the kit comprising: at least one dose of an orally administrable fluoropyrimidine prodrug or precursor; and at least one dose of a topical composition comprising uracil and a pharmaceutically acceptable carrier or excipient, wherein each dose of topical composition contains uracil in an amount that is both (i) sufficient, at the site of topical application, to reduce the development of cutaneous side-effects, and (ii) insufficient to produce a circulating uracil concentration capable of causing clinically observable diminution in potency or efficacy of the kit’s fluoropyrimidine prodrug or precursor, or metabolite thereof, at a neoplastic tissue desired to be treated. The ‘165 patent will expire in 2023.

VQD-002

We have an exclusive, world-wide license to U.S. and foreign patents and patent applications claiming the VQD-002 formulation and methods of using this formulation for treatment various types of tumors and cancers. No U.S. patents have issued at this time. However, the earliest expiration date of any U.S. patent that issued is 2025.

Lenocta

We have an exclusive, world-wide license to U.S. and foreign patents and patent applications claiming the Lenocta formulation and methods of using this formulation for treatment various types of tumors and cancers. No U.S. or foreign patents have issued or granted at this time. One U.S. patent application and one European patent application have been allowed. Once issued, the patents will expire in 2022.

Other Intellectual Property Rights

We depend upon trademarks, trade secrets, know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we require our employees, scientific advisors, consultants and collaborators, upon commencement of a relationship with us, to execute confidentiality agreements and, in the case of parties other than our research and development collaborators, to agree to assign their inventions to us. These agreements are designed to protect our proprietary information and to grant us ownership of technologies that are developed in connection with their relationship with us. These agreements may not, however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the Food, Drug and Cosmetic Act to provide market exclusivity for certain of our drug candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the United States, or, diseases that affect more than 200,000 individuals in the United States but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. We believe that certain of the indications for our drug candidates will be eligible for orphan drug designation; however, we cannot assure that our drugs will obtain such orphan drug designation or that we will be the first to receive FDA approval for such drugs so as to be eligible for market exclusivity protection.

LICENSING AGREEMENTS AND COLLABORATIONS

We have formed strategic alliances with a number of companies for the manufacture and commercialization of our products. Our breach of an existing license or failure to obtain a license to technology required to develop, test and commercialize our products may seriously harm our business. Our current key strategic alliances are discussed below.

License with The Cleveland Clinic Foundation. We have an exclusive, worldwide license agreement with the Cleveland Clinic Foundation, or CCF, for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense Lenocta. We are obligated to make annual license maintenance payments until the first commercial sale of Lenocta, at which time we are no longer obligated to pay this maintenance fee. In addition, the license agreement requires us to make payments in an aggregate amount of up to $4.5 million to CCF upon the achievement of certain clinical and regulatory milestones. In November 2007, the Company achieved a milestone obligation to CCF, from the dosing of our first patient in our Phase IIa clinical trial. To date, the Company has not fulfilled its payment obligation of $300,000 to CCF relating to this milestone. Should Lenocta become commercialized, we will be obligated to pay CCF an annual royalty based on net sales of the product. In the event that we sublicense Lenocta to a third party, we will be obligated to pay CCF a portion of fees and royalties received from the sublicense. We hold the exclusive right to negotiate for a license on any improvements to Lenocta and have the obligation to use all commercially reasonable efforts to bring Lenocta to market. We have agreed to prosecute and maintain the patents associated with Lenocta or provide notice to CCF so that it may so elect. The license agreement may be terminated by CCF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon thirty day’s written notice.

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

License with Asymmetric Therapeutics, LLC and Onc Res, Inc., assigned by Fiordland Pharmaceuticals, Inc. On March 29, 2007, the Company entered into an exclusive license agreement with Asymmetric Therapeutics, LLC, or Asymmetric, and Onc Res, Inc., or Onc Res, as assigned by Fiordland Pharmaceuticals, Inc., or Fiordland. The agreement is for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense Xyfid. In consideration for the rights under the license agreement, the Company paid to the licensor an aggregate $300,000 for license related fees, and $37,000 for patent prosecution costs. In addition, the Company paid to a third party finder a cash fee of $20,000 and a 5-year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The right to purchase the shares under the warrant vests in three equal installments of 100,000 each, with the first installment being immediately exercisable, and the remaining two installments vesting upon the achievement of certain clinical development and regulatory milestones relating to Xyfid. In consideration of the license, the Company is required to make payments upon the achievement of various clinical development and regulatory milestones, which total up to $6.2 million in the aggregate. The license agreement further requires the Company to make payments of up to an additional $12.5 million in the aggregate upon the achievement of various commercialization and net sales milestones. The Company will also be obligated to pay a royalty on net sales of the licensed product. We have agreed to prosecute and maintain the patents associated with Xyfid or provide notice to Asymmetric and/or Onc Res so that it may so elect. The license agreement shall automatically terminate upon our bankruptcy or upon the date of the last to expire claim contained in the patents subject to the license agreement. The license agreement may be terminated by Asymmetric, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon thirty day’s written notice.

EMPLOYEES AND CONSULTANTS

As of March 27, 2008, we have three full-time employees and one part-time employee. From time to time, we also employ independent contractors to assist with our clinical and regulatory activities. None of our employees are represented by a collective bargaining unit. We consider our relations with our employees to be satisfactory.

As we develop our technology and business, we anticipate the need to hire additional employees, especially employees with expertise in the areas of clinical operations and business development.

RISK FACTORS

Risks Related to Our Business

We urgently require immediate additional financing in order to continue the development of our products and otherwise develop our business operations. Such financing may not be available on acceptable terms, if at all.

We are in urgent need of additional capital and anticipate that our current capital will only be adequate to fund our operations into the second quarter of 2008. However, changes may occur that would consume available capital resources before that time. Our combined capital requirements will depend on numerous factors, including: costs associated with our drug development process, and costs of clinical programs, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of any potentially related litigation or other dispute, acquisition of technologies, costs associated to the development and regulatory approval progress of our drug compounds, costs relating to milestone payments to our licensors, license fees and manufacturing costs, the hiring of additional people in the clinical development and business development areas. We will require substantial additional financing during 2008 in order to continue operations. The most likely source of such financing includes private placements of our equity or debt securities or bridge loans to us from third party lenders.

Additional capital that may be needed by us in the future may not be available on reasonable terms, or at all. If adequate financing is not available, we may be required to terminate or significantly curtail our development programs, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, or potential markets that we would not otherwise relinquish. Alternatively, we may be required to cease our operations altogether, in which case our stockholders may lose their entire investment in our company.

Our management anticipates incurring losses for the foreseeable future.

For the year ended December 31, 2007, we had a net loss of $10,891,741, almost all of which related to our continuing operations. For the year ended December 31, 2006, we had a net loss of $8,271,164, of which $5,175,570 related to our continuing operations, and since our inception in October 2000 through December 31, 2007, we have incurred an aggregate net loss of $39,432,297. As of December 31, 2007, we had total assets of $1,358,353, of which $694,556 was cash or cash equivalents. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably.

We have not made a required milestone payment to The Cleveland Clinic Foundation pursuant to the Lenocta license agreement.

During the last quarter of 2007, we achieved a milestone that required us to make a milestone payment to The Cleveland Clinic Foundation pursuant to the Lenocta license agreement. We have been unable to pay the milestone payment. We have informed The Cleveland Clinic Foundation of the milestone and our current inability to pay the milestone payment. Though we intend to make the milestone payment with the proceeds from our future financings, provided that such proceeds are sufficient, The Cleveland Clinic Foundation may, at any time before the milestone payment is made, notify us that we are in breach of the license agreement. Upon receipt of such notice, we would have to make the milestone payment during the applicable cure period or the license agreement could be terminated.

We have no meaningful operating history on which to evaluate our business or prospects.

We commenced operations in October 2000 through our former Chiral Quest business, which we sold in July 2007. In August 2004, we determined to become engaged in the drug development business and acquired rights to our first two drug candidates in October 2005 through our acquisition of Greenwich Therapeutics. In March 2007, we acquired the rights to our third drug candidate from Fiordland Pharmaceuticals, Inc. Therefore, we have only a limited operating history on which you can base an evaluation of our business and prospects. Accordingly, our business prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as drug development, fine chemical, pharmaceutical and biotechnology markets.

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

Dr. Lindsay A. Rosenwald is the chairman and sole owner of Paramount BioCapital, Inc. and such affiliates. Dr. Rosenwald beneficially owns approximately 7% of our outstanding common stock, and several trusts for the benefit of Dr. Rosenwald and his family beneficially own 19% of our outstanding common stock. Although Dr. Rosenwald does not have the legal authority to exercise voting power or investment discretion over the shares held by those trusts, he nevertheless may have the ability to exert significant influence over us.

From the rights we have obtained to develop and commercialize our drug candidates, we will require significant additional financing, which may not be available on acceptable terms and will significantly dilute your ownership of our common stock.

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

We require significant additional capital in the immediate near future to operate our business. The most likely source of such financing includes private placements of our equity or debt securities or bridge loans to us from third party lenders. If adequate funds are not available, we will be required to delay, scale back or eliminate a future drug development program or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we would not otherwise relinquish. In addition, if we do not receive substantial additional capital in the immediate near future, we may also be required to cease operations altogether, in which case you would likely lose all of your investment.

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

Because drug development takes several years and is extremely expensive, we expect that our drug development subsidiary will incur substantial losses and negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability, even if we succeed in acquiring, developing and commercializing one or more drug candidates. In connection with our proposed drug development business, we also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	acquire the rights to develop and commercialize a drug candidate;

•	undertake pre-clinical development and clinical trials for drug candidates that we acquire;

•	seek regulatory approvals for drug candidates

•	implement additional internal systems and infrastructure;

•	lease additional or alternative office facilities; and

•	hire additional personnel.

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

When the clinical testing for our product candidates is complete, we will then be required to submit to the FDA a New Drug Application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration will require significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

Risks Related to Our Securities

Trading of our common stock is limited, which may make it difficult for you to sell your shares at times at prices that you feel are appropriate.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease office space in Basking Ridge, New Jersey. We have amended our original lease agreement effective June 15, 2005, for additional office space effective November 20, 2006 for our principal executive offices located in Basking Ridge, New Jersey. This facility consists of approximately 4,000 square feet of office space. Pursuant to the lease agreement term of sixty-two months, we pay approximately $8,000 per month for rent and utilities. Our total lease commitment of approximately $416,000 for rent and utilities expires in January 2012.

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

We believe our existing facilities, as described above, are adequate to meet our needs at least through the year ending December 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

Quarter Ended	High	Low
March 31, 2006	$0.85	$0.81
June 30, 2006	$0.80	$0.77
September 30, 2006	$0.65	$0.60
December 31, 2006	$0.53	$0.43
March 31, 2007	$0.75	$0.45
June 30, 2007	$0.64	$0.36
September 30, 2007	$0.55	$0.25
December 31, 2007	$0.37	$0.09

Record Holders

As of March 21, 2008, we had approximately 1,790 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Stock Re-Purchases

We did not make any re-purchases of shares of our common stock during the fiscal-year 2007 and we do not currently have any publicly-announced repurchase plans in effect.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Overview

Through our continuing drug development business, we acquire develop and intend to commercialize novel drug therapies targeting the molecular basis of cancer and side effects of treatment.

We commenced operations in October 2000 as Chiral Quest, LLC, and in February 2003, we completed a reverse acquisition of Surg II, Inc. a publicly-held shell corporation and were renamed to Chrial Quest, Inc. In August 2004, we changed our name to VioQuest Pharmaceuticals, Inc. and have focused on acquiring novel drug therapies targeting the molecular basis of cancer and side effects of treatment. In October 2005 we acquired Greenwich Therapeutics, Inc., a privately-held New York based company, through which we obtained the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense Lenocta (sodium stibogluconate) and VQD-002 (triciribine phosphate monohydrate) through license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. We have initiated three Phase I and one Phase IIa clinical trials since acquiring the license rights to Lenocta and VQD-002. In March 2007, we obtained an exclusive, worldwide license to certain patents relating to Xyfid from Asymmetric Therapeutics, LLC and Onc Res, Inc., as assigned to the Company by Fiordland Pharmaceuticals, Inc.

From our inception to July 2007, through our Chiral Quest subsidiary, we provided innovative chiral products, technology and custom synthesis services to pharmaceutical and final chemical companies in all stages of a product’s life cycle. On September 29, 2006, our Board of Directors determined to seek strategic alternatives for our Chiral Quest business, which included a possible sale or other disposition of the operating assets of that business. On July 16, 2007, we completed the sale of Chiral Quest to CQAC for total cash consideration of approximately $1,700,000. As a result of this transaction, we reported a gain of $438,444, which is included in its loss from discontinued operations for the year ended December 31, 2007. Accordingly, the chiral products and services operations and the assets of Chiral Quest are presented in these consolidated financial statements as discontinued operations. Chiral Quest had accounted for all of our sales since our inception. Our continuing operations, which have not generated any revenues, will focus on our remaining drug development operations, and accordingly, we have only one segment.

Since inception, we have incurred an accumulated deficit of $39,432,297 through December 31, 2007. For the year ended December 31, 2007 we had losses from continuing operations of $10,628,048, and used cash in continuing operating activities totaling $6,289,503. As of December 31, 2007, we had a working capital deficit of $4,534,289 and cash and cash equivalents of $694,556. As a result, as of the date of this Report, we have insufficient funds to cover our current obligations or future operating expenses. To conserve funds, we will continue to complete our current ongoing Phase I and Phase II studies for VQD-002 and Lenocta, respectively, however we will not initiate any new clinical studies unless and until we receive additional funding. We expect our operating losses to increase over the next several years, due to the expansion of our drug development business, and related costs associated with the clinical development programs of Lenocta, VQD-002 and Xyfid, in addition to costs related to license fees, manufacturing of our products, regulatory costs, and the hiring of additional people in the clinical development and business development areas. These matters raise substantial doubt about our ability to continue as a going concern.

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

Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of our product candidate Xyfid until 2009 for the treatment of HFS, Lenocta and VQD-002 until 2012 for oncology indications, if ever. In addition, as we continue the development of our product candidates, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of these product candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical, regulatory and laboratory development, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology. We expense our research and development costs as they are incurred.

Results of Operations - Years Ended December 31, 2007 vs. 2006

Continuing Operations:

We had no revenues from our continuing operations through December 31, 2007.

In-process research and development, or (“IPR&D”) costs for the year ended December 31, 2007 was $963,225 as compared to $0 for the year ended December 31, 2006. IPR&D costs are attributed to shares and warrants issued to shareholders of Greenwich Therapeutics, Inc. that were placed in escrow to be released based upon the achievement of certain milestones. See Note 4 for a complete discussion of the agreement. On October 12, 2007, 2,997,540 shares and 700,001 warrants were released from escrow following the conclusion of a Phase I clinical trial pursuant to an investigational new drug application (“IND”) accepted by the U.S. Food and Drug Administration (“FDA”) for Lenocta. The costs are comprised of $805,054 related to the calculated value of 2,997,540 shares of the Company’s common stock issued to Greenwich Therapeutics’ shareholders valued at $0.27 per share ($0.27 per share value was based upon the average stock price of the Company’s common stock a few days before and a few days subsequent to the October 12, 2007 event) and $158,171 related to the calculated value of 700,001 warrants issued to Greenwich Therapeutics’ shareholders using the Black-Scholes option pricing model.

Research and development, or (“R&D”), expenses for the year ended December 31, 2007 were $4,988,145 as compared to $1,819,736 for the year ended December 31, 2006. R&D is attributed to clinical development costs, milestone license fees, maintenance fees provided to the licensors, outside manufacturing costs, outside clinical research organization costs, in addition to regulatory and patent filing costs associated with our drug candidates Lenocta, VQD-002 and Xyfid.

The following table sets forth the research and development expenses per compound, for the periods presented.

	Years ended December 31,
	2007	2006	Cumulative amounts during development
Lenocta	$2,056,598	$823,396	$2,879,994
VQD-002	2,136,680	996,340	3,133,020
Xyfid	794,867	-	794,867
Total	$4,988,145	$1,819,736	$6,807,881

The following table sets forth the research and development expenses for the year-ended December 31, 2007 by expense category, for our three oncology compounds.

	Drug Candidate
	Lenocta	VQD-002	Xyfid	Year-ended December 31, 2007
Clinical Research Costs	$766,332	$894,582	$43,181	$1,704,095
Labor Costs	285,540	598,375	138,221	1,022,136
Regulatory / Legal Fees	431,947	345,522	47,817	825,285
Licensing / Milestone Fees	381,806	25,000	369,588	776,394
Other	190,973	273,202	196,060	660,236
Total	$2,056,598	$2,136,680	$794,867	$4,988,145

The following table sets forth the research and development expenses for the year-ended December 31, 2006 by expense category, for our three oncology compounds.

	Drug Candidate
	Lenocta	VQD-002	Xyfid	Year-ended December 31, 2006
Clinical Research Costs	$220,780	$233,126	$-	$453,906
Labor Costs	192,554	192,554	-	385,108
Regulatory / Legal Fees	255,594	189,194	-	444,788
Licensing Fees	64,164	141,666	-	205,830
Other	90,304	239,800	-	330,104
Total	$823,396	$996,340	$-	$1,819,736

The increase in R&D for the year ended December 31, 2007, is a result of acquiring Xyfid in March 2007 and advancing our clinical studies in 2007. Additionally, we incurred year-over-year increases in clinical research organization costs of $1,250,000, employee related costs of $637,000, licensing and milestone fees of $570,000 and outside regulatory and legal fees of $380,000. The increase in licensing and milestone fees was due in part to licensee fees for the acquisition of Xyfid for $300,000 in March 2007 and licensee fees for the first dosing of a patient in the first Phase IIa clinical trial for Lenocta in December 2007 for $300,000, offset by licensee fees for receiving acceptance of our Investigational New Drug Application filing for VQD-002 for $100,000 in April 2006. We expect R&D spending related to our existing product candidates to continue to significantly increase over the next several years as we expand our clinical trials.

General and administrative, or (“G&A”), expenses for the year ended December 31, 2007 were $3,791,089 as compared to $3,461,529 during the year ended December 31, 2006. This increase in G&A expenses was due in part to severance benefits due to the former Chief Executive Officer of approximately $200,000, employment agency fees related to the appointment of the President and Chief Executive Officer of approximately $120,000, additional spending to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 of approximately $64,000 and additional spending on professional fees and rent for the Basking Ridge, New Jersey headquarters, offset by a decrease in SFAS No. 123R expense of approximately $476,000 related to the expiration of unvested options of the former President and Chief Executive Officer.

Interest expense, net of interest income for the year ended December 31, 2007 was $1,126,273 as compared to interest income, net of interest expense of $105,695 for the year ended December 31, 2006. Interest expense for the year ended December 31, 2007 was primarily composed of interest on the Bridge Notes issued in June and July 2007 of approximately $1,195,615, which was offset by interest income of approximately $74,000. The decrease in interest income for the year ended December 31, 2007 is attributed to having a lower cash balance throughout 2007. Interest income received during the year ended December 31, 2006 was approximately $122,000, which was offset by interest expense of approximately $16,000 for debt owed to Paramount BioSciences, LLC., which was assumed as part of the October 2005 acquisition of Greenwich Therapeutics. The debt was repaid in July 2007.

Our loss from continuing operations for the year ended December 31, 2007 was $10,628,048 as compared to $5,175,570 for the year ended December 31, 2006. The increased loss from continuing operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was attributable to higher in-process research and development costs related to shares and warrants released from escrow and issued to Greenwich Therapeutics, R&D costs related to our drug development efforts, including outside clinical research organization costs, employee related costs, regulatory and legal fees, maintenance and licensing fees provided to the institutions we licensed Lenocta and VQD-002 from and acquisition fees of Xyfid, paid to the licensor in 2007. Additionally, G&A expense increased as a result of accruing for severance benefits due to the former President and Chief Executive Officer, employment agency fees related to the appointment of the Company’s recently appointed President and Chief Executive Officer in November 2007, additional spending to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002, additional spending on professional fees, increased rent for the Basking Ridge, New Jersey headquarters, offset by a decrease in SFAS No. 123R expense related to the expiration of unvested options of the former President and Chief Executive Officer.

Discontinued Operations:

Our loss from discontinued operations for the year ended December 31, 2007 was $263,693 as compared to $3,095,594 for the year ended December 31, 2006. The decreased loss from discontinued operations for the year ended December 31, 2007 as compared to December 31, 2006 was primarily attributable to the sale of Chiral Quest to CQAC for total cash consideration of approximately $1,700,000 in July 2007. As a result of this transaction, the Company reported a gain on sale of $438,444. Additionally, the decreased loss from 2007 compared to 2006, is attributed to a partial year of operations during 2007, versus an entire year of operations for 2006.

Results of Operations - Years Ended December 31, 2006 vs. 2005

Continuing Operations:

We had no revenues from our continuing operations through December 31, 2006.

In-process research and development, or (“IPR&D”) costs for the year ended December 31, 2006 was $0 as compared to $7,975,218 for the year ended December 31, 2005. The charge for the year ended December 31, 2005 is attributed to the acquisition of Greenwich Therapeutics in October 2005. The acquisition costs were comprised of: $5,995,077 related to the calculated value of 8,564,395 shares of our common stock issued to Greenwich Therapeutics’ shareholders valued at $0.70 per share ($0.70 per share value was based upon the average stock price of our common stock a few days before and a few days subsequent to the July 7, 2005 definitive merger agreement announcement), $986,039 related to the calculated value of 2,000,000 warrants issued to Greenwich Therapeutics’ shareholders using the Black-Scholes option pricing model, $823,869 related to debt we assumed as part of the merger of Greenwich Therapeutics and $170,234 is comprised of license fees, legal fees and other professional fees incurred as part of the merger with Greenwich Therapeutics.

R&D expenses for the year ended December 31, 2006 were $1,819,736 as compared to $0 for the year ended December 31, 2005. R&D is attributed to clinical development costs, milestone license fees, maintenance fees provided to the institutions we licensed Lenocta and VQD-002, outside manufacturing costs, outside clinical research organization costs, in addition to regulatory and patent filing costs associated with two of our oncology compounds currently in clinical trials, Lenocta and VQD-002. The increase in R&D for the year ended December 31, 2006, is a result of having no R&D costs from Lenocta and VQD-002 for the year ended December 31, 2005 as a result of acquiring them in October 2005, and initiating our clinical studies in 2006. Additionally, R&D charges for the year ended December 31, 2006 consist of milestone license fees incurred in connection with receiving acceptance of our Investigational New Drug Application filing for VQD-002 in April 2006 of $100,000, maintenance fees provided to the institutions we licensed Lenocta and VQD-002 from of approximately $25,000 and $35,000 respectively, outside regulatory and legal fees of $445,000, employee costs of $440,000, outside clinical research organization costs of $452,000 and outside manufacturing costs of approximately $245,000. We expect R&D spending related to our existing product candidates to continue to increase over the next several years as we expand our clinical trials.

G&A expenses for the year ended December 31, 2006 were $3,461,529 as compared to $2,421,088 during the year ended December 31, 2005. This increase in G&A expenses was due in part to the impact of expensing employee and director stock options beginning with the year ended December 31, 2006 in accordance with SFAS No. 123R of approximately $830,000, additional spending on conferences, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the Chief Medical Officer hired in March 2006, the Vice President of Regulatory and Clinical Operations hired in October 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes and increased rent expense for the newly extended leased corporate headquarters facility in Basking Ridge, New Jersey. Additionally, management and consulting expenses contributed to part of the G&A increase, which was primarily attributed to a consultancy agreement for the strategic and technical assessment of our clinical development programs that we entered in with Paramount Corporate Development, an affiliate of Paramount BioCapital, Inc., a related party. The consultancy agreement was for a total of $90,000, for a period of three months for $30,000 per month commencing in August 2006.

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

Our loss from continuing operations for the year ended December 31, 2006 was $5,175,570 as compared to $10,353,884 for the year ended December 31, 2005. The decreased loss from continuing operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005, was primarily due to the IPR&D charges related to the acquisition of Greenwich Therapeutics in October 2005 for $7,975,218, offset by the impact of expensing employee and director stock options beginning with the year ended December 31, 2006 of approximately $830,000 in accordance with SFAS No. 123R, additional spending on conferences, increased travel expenses for new business development opportunities and higher administrative expenses associated with having more employees which include the Chief Medical Officer hired in March 2006, the Vice President of Regulatory and Clinical Operations hired in October 2006, in addition to other related employee costs such as increased insurance, and employer payroll taxes and increased rent expense for the newly leased corporate headquarter facility in Basking Ridge, New Jersey. Increased R&D expenses also contributed to the loss from continuing operations for the year ended December 31, 2006 as compared to having no R&D expenses related to our drug development business for the year ended December 31, 2005. R&D expenses related to our drug development business include clinical research organization and manufacturing costs, maintenance and licensing fees provided to the institutions we licensed Lenocta and VQD-002 from, in addition to other clinical development costs for the Lenocta and VQD-002 clinical programs.

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

Liquidity and Capital Resources:

In August 2004, we decided to focus on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment of oncology and antiviral diseases and disorders for which there are unmet medical needs. In accordance with this business plan, in October 2005, we acquired in a merger transaction Greenwich Therapeutics, Inc., a privately-held New York-based biotechnology company that held exclusive rights to develop and commercialize two oncology drug candidates - Lenocta and VQD-002. The rights to these two oncology drug candidates, Lenocta and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. As a result of our acquisition of Greenwich Therapeutics, we hold exclusive rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense Lenocta and VQD-002. Since acquiring the license rights to Lenocta and VQD-002, we have initiated three Phase I and one Phase IIa clinical trials.

In March 2007, we acquired license rights to develop and commercialize Xyfid. Our rights to Xyfid are governed by a license agreement with Asymmetric Therapeutics, LLC and Onc Res, Inc., as assigned to us by Fiordland Pharmaceuticals, Inc. The license gives us the right to develop, manufacture, use, commercialize, lease, sell and/or sublicense Xyfid.

As a result of acquiring the license rights to Lenocta, VQD-002 and Xyfid, we immediately undertook funding their development, which has significantly increased our expected cash expenditures and will continue to increase our expenditures over the next 12 months and thereafter. The completion of development of Lenocta, VQD-002 and Xyfid, all of which are in the early stages of clinical development, is a very lengthy and expensive process. Until such development is complete and the FDA (or the comparable regulatory authorities of other countries) approves Lenocta, VQD-002 and Xyfid for sale, we will not be able to sell these products.

Since inception, we have incurred an accumulated deficit of $39,432,297 through December 31, 2007. For the year ended December 31, 2007, we had losses from continuing operations of $10,628,048 and used $6,289,503 in cash from continuing operating activities for year ended December 31, 2007. As of December 31, 2007, we had a working capital deficit of $4,534,289 and cash and cash equivalents of $694,556. As a result, as of the date of this Report, we have insufficient funds to cover our current obligations or future operating expenses.

Management expects our losses to increase over the next several years, due to the expansion of our drug development business, costs associated with the clinical development of Lenocta, VQD-002 and Xyfid. These matters raise substantial doubt about our ability to continue as a going concern.

On March 14, 2008, we issued 765 shares of Series A Convertible Preferred Stock at a price of $1,000 per share resulting in aggregate gross proceeds of $765,000. Each share of Series A Convertible Preferred Stock sold is convertible into shares of the Company's common stock at $0.10 per share, or approximately 7.65 million shares of common stock in the aggregate. We also issued to investors five-year warrants to purchase an aggregate of approximately 3.8 million shares of our common stock at an exercise price of $0.17 per share. Based upon the Black-Scholes option pricing model, the investor warrants are estimated to be valued at approximately $420,000. In connection with the offering, we engaged Paramount as our placement agent. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Dr. Rosenwald participated in this financing, through a family investment partnership, of which he is the managing member. In consideration for the placement agent's services, we paid an aggregate of approximately $54,000 in commissions to Paramount in connection with the offering. We also paid to Paramount $35,000 as a non-accountable expense allowance. In addition, we issued to Paramount five-year warrants to purchase an aggregate of approximately 765,000 shares of common stock, which are exercisable at a price of $0.14 per share. Based upon the Black-Scholes option pricing model, the warrants issued to Paramount are estimated to be valued at approximately $84,000. The Series A Convertible Preferred Stock shall be entitled to an annual dividend equal to 6% of the applicable issuance price per annum, payable semi-annually in cash or shares of common stock, at the option of the Company. If the Company chooses to pay the dividend in shares of common stock, the price per share of common stock to be issued shall be equal to 90% of the average closing price of the common stock for the 20 trading days prior to the date that such dividend becomes payable. As a condition to the initial closing of the private placement, the majority of the holders of the June 29, 2007 and July 3, 2007 convertible promissory notes agreed to convert such notes, together with accrued interest, into approximately 3,910 shares of the Company’s newly-designated Series B Convertible Preferred Stock.

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

On June 29, 2007 and July 3, 2007 we issued a series of convertible promissory notes resulting in aggregate gross proceeds of $3.7 million. We also issued to investors five-year warrants to purchase an aggregate of approximately 2.43 million shares of our common stock at an exercise price of $0.40 per share. Based upon the Black-Scholes option pricing model, the investor warrants are estimated to be valued at approximately $909,000. In connection with the offering, we engaged Paramount as one of our placements agents. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Stephen C. Rocamboli, a director of the Company, was employed by Paramount at the time of our engagement. In consideration for the placement agents’ services, we paid an aggregate of approximately $256,000 in commissions to the placement agents in connection with the offering, of which $119,700 was paid to Paramount. We also paid to placement agents approximately $24,000 as a non-accountable expense allowance. In addition, we issued placement agents five-year warrants to purchase an aggregate of approximately 1.2 million shares of common stock, of which 450,000 shares of common stock were issued to Paramount, which are exercisable at a price of $0.42 per share. Based upon the Black-Scholes option pricing model, the placement agents’ warrants are estimated to be valued at approximately $430,000.

On October 18, 2006, we sold 7,891,600 shares of our common stock at a price of $0.50 per share resulting in gross proceeds of approximately $3.95 million. In addition to the shares of common stock, we also issued to the investors 5-year warrants to purchase an aggregate of 2,762,060 shares at an exercise price of $0.73 per share. In connection with the private placement, we engaged Paramount BioCapital, Inc. (“Paramount”), as our exclusive placement agent, and Paramount in turn engaged various broker-dealers as sub-agents to assist with the offering. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of VioQuest. Stephen C. Rocamboli, a director of our Company, was employed by Paramount until August 2007. Until December 2006, Dr. Michael Weiser, also a director of our Company, was employed by Paramount, an entity of which Dr. Rosenwald is the chairman and sole stockholder. In consideration for their services, we paid an aggregate of approximately $276,000 in commissions to the placement agents (including sub-agents) in connection with the offering, of which $56,000 was paid to Paramount, plus an additional $30,000 as reimbursement for expenses. We also issued to the placement agents 5-year warrants to purchase an aggregate of 394,580 shares of common stock at a price of $0.55 per share. Based upon the Black-Scholes option pricing model, the investor warrants are estimated to be valued at approximately $1,363,000. Based upon the Black-Scholes option pricing model, the placement agents’ warrants are estimated to be valued at approximately $195,000.

Management anticipates that our capital resources will be adequate to fund our operations into the second quarter of 2008. Additional financing or potential sublicensing of our rights to our product(s) will be required during the second quarter of 2008, if not sooner in order to continue to fund operations. The most likely source of financing includes the private sale of our equity or debt securities, or bridge loans to us from third party lenders. However, changes may occur that would consume available capital resources before that time. Our working capital requirements will depend upon numerous factors, which include, the progress of its drug development and clinical programs, including associated costs relating to milestone payments, license fees, manufacturing costs, regulatory approvals, and the hiring of additional employees.

Our net cash used in continuing operating activities for the year ended December 31, 2007 was $6,289,503. Our net cash used in operating activities primarily resulted from a net loss of $10,891,741 offset by a loss from discontinued operations of $263,693, non-cash items consisting of in-process research and development costs of $963,225 related to the release of shares and warrants issued to Greenwich Therapeutics that were released from escrow, the impact of expensing employee and director stock options in accordance with SFAS No. 123R of $462,704, the impact of expensing scientific advisory board member consultants’ options and non-employee finder’s fee options related to the license acquisition of Xyfid in accordance with Emerging Issues Task Force (“EITF”) 96-18 for $62,193, amortization of the discount on our bridge note of $1,195,615, depreciation of $8,877 and loss on disposal of assets of $5,253. Increases in cash in continuing operating activities include a decrease in other assets of $102,005 and prepaid clinical research organization costs of $83,813 attributed to our three oncology compounds’ development. Additional increases in cash from continuing operations included an increase in accounts payable of $842,042 and accrued expenses of $612,818, which was attributed to clinical development costs, professional fees and compensation.

Our net cash used in continuing investing activities for the year ended December 31, 2007 totaled $5,127, which resulted from capital expenditures attributed to the purchases of computer and office equipment for the Basking Ridge, New Jersey facility.

Our net cash provided by continuing financing activities for the year ended December 31, 2007 was $3,150,081, which was primarily attributed to a series of notes issued to investors for $3,414,704, net of placement agents’ commissions and other related costs associated with issuing the such notes, offset by the repayment of debt for $264,623 owed to Paramount BioSciences LLC, which was attributable to the acquisition of Greenwich Therapeutics, Inc. in 2005.

At our current and desired pace of clinical development of our three products currently in Phase I and Phase IIa clinical trials, over the next 12 months we expect to spend approximately $5.3 million on clinical trials and research and development (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates, maintenance fees payments that we are obligated to pay to the institutions we licensed our three drug candidates from, salaries and consulting fees, pre-clinical and laboratory studies), approximately $170,000 on facilities, rent and other facilities costs, and approximately $1.4 million on general corporate and working capital. Our current resources are inadequate to continue to fund operations; therefore, we will need to raise capital by the second quarter of 2008 if not sooner. Furthermore, based upon the amount of capital we are required to raise by the end of the second quarter of 2008 to continue operations, we may need to raise additional capital before then to continue to fund our operations at our desired pace throughout 2008, by selling shares of our equity securities or issuing debt, or by potentially sublicensing our rights to our products.

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

We may not be able to obtain the additional capital that we need to fund our operations on reasonable terms, or even at all. If adequate financing is not available, we may be required to terminate or significantly curtail our operations, enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential markets that we would not otherwise relinquish, or cease our operations altogether.

Contractual Obligations

License with The Cleveland Clinic Foundation. We have an exclusive, worldwide license agreement with CCF for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense Lenocta. We are obligated to make an annual license maintenance payment until the first commercial sale of Lenocta, at which time we are no longer obligated to pay this maintenance fee. In addition, the license agreement requires us to make payments in an aggregate amount of up to $4.5 million to CCF upon the achievement of certain clinical and regulatory milestones. In November 2007, the Company achieved a milestone obligation to CCF, from the dosing of our first patient in our Phase IIa clinical trial. To date, the Company has not fulfilled its payment obligation of $300,000 to CCF relating to this milestone. Should Lenocta become commercialized, we will be obligated to pay CCF an annual royalty based on net sales of the product. In the event that we sublicense Lenocta to a third party, we will be obligated to pay CCF a portion of fees and royalties received from the sublicense. We hold the exclusive right to negotiate for a license on any improvements to Lenocta and have the obligation to use all commercially reasonable efforts to bring Lenocta to market. We have agreed to prosecute and maintain the patents associated with Lenocta or provide notice to CCF so that it may so elect. The license agreement shall automatically terminate upon Greenwich’s bankruptcy and upon the date of the last to expire claim contained in the patents subject to the license agreement. The license agreement may be terminated by CCF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon thirty day’s written notice.

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

License with with Asymmetric Therapeutics, LLC and Onc Res, Inc., assigned by Fiordland Pharmaceuticals, Inc. We have an exclusive license agreement with Asymmetric and Onc Res, as assigned by Fiordland for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense Xyfid. In consideration for the rights under the license agreement, the Company paid to the licensor an aggregate $300,000 for license related fees, and incurred approximately $37,000 for patent prosecution costs. In addition, the Company paid to a third party finder a cash fee of $20,000 and a 5-year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The right to purchase the shares under the warrant vests in three equal installments of 100,000 each, with the first installment being immediately exercisable, and the remaining two installments vesting upon the achievement of certain clinical development and regulatory milestones relating to Xyfid. The Company has recognized approximately $50,000 of expense in the first quarter of 2007 based upon the immediate vesting of the first 100,000 options. In consideration of the license, the Company is required to make payments upon the achievement of various clinical development and regulatory milestones, which total up to $6.2 million in the aggregate. The license agreement further requires the Company to make payments of up to an additional $12.5 million in the aggregate upon the achievement of various commercialization and net sales milestones. The Company will also be obligated to pay a royalty on net sales of the licensed product. We have agreed to prosecute and maintain the patents associated with Xyfid or provide notice to Asymmetric and/or Onc Res so that it may so elect. The license agreement shall automatically terminate upon our bankruptcy or upon the date of the last to expire claim contained in the patents subject to the license agreement. The license agreement may be terminated by Asymmetric, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon thirty day’s written notice.

The following table summarizes our long-term contractual obligations at December 31, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Convertible Promissory Notes Obligations (1) (3)	$3,700,000	$3,700,000	$-	$-	$-
Continuing Operating Lease Obligations (2)	416,500	101,500	315,000	-	-
Total	$4,116,500	$3,801,500	$315,000	$-	$-
____________
(1)
Convertible Promissory Notes Obligations are notes payable to accredited investors that may convert into shares of the Company’s common stock. The total principal obligation is for $3,700,000. In addition, the Company expects to become obligated to pay interest of $301,920. Interest is accrued at the annual rate of 8%, compounded semi-annually, during the one-year term. The Company may elect to extend the term to an additional year, which election would trigger an increase in the annual interest rate to 12%, compounded semi-annually, during the extended term and the Company would become obligated to pay additional interest in the amount of $326,557.

(2)
Operating Lease Obligations are payment obligations under an “operating lease” as classified by FASB Statement of Financial Accounting Standards No. 13. According to SFAS No. 13, any lease that does not meet the criteria for a “capital lease” is considered an “operating lease.”

(3)
As of March 14, 2008, the Company is no longer obligated to repay the convertible promissory notes as a result of the majority of the note holders converting their notes to Convertible Preferred Stock as a condition to the March 14, 2008 financing.

Critical Accounting Policies and Estimates

 Accounting for Stock-Based Compensation

Prior to January 1, 2006, as permitted by SFAS No. 123, we accounted for share-based payments to employees using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees“APB No. 25”, and related interpretations. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known. As previously permitted by the Statement of Financial Accounting Standards No. 123 “SFAS No. 123”, we had elected to apply the intrinsic-value-based method of accounting under APB No. 25 described above, and adopted the disclosure only requirements of SFAS No. 123, and provided pro forma information for the effects of using a fair value basis for all options.

We adopted SFAS No. 123R, Share-Based Payment, and related interpretations on January 1, 2006 for its employee and director stock options plan, using the modified prospective method which requires that share-based expense recognized includes: (a) share-based expense for all awards granted prior to, but not yet vested, as of the adoption date and (b) share-based expense for all awards granted subsequent to the adoption date. Since the modified prospective application method is being used, there is no cumulative effect adjustment upon the adoption of SFAS No. 123R, and our consolidated financial statements as of and for the year ended December 31, 2005 do not reflect any restated amounts. No modifications were made to outstanding options prior to the adoption of SFAS No. 123R, and we did not change the quantity, type or payment arrangements of any share-based payment programs.

SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized as an expense in the consolidated financial statements, and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123, Accounting for Stock-Based Compensation“SFAS No. 123” are no longer an alternative to financial statement recognition. SFAS No. 123R also required that forfeitures be estimated and recorded over the vesting period of the instrument.

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with SFAS No. 123R and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The initial non-cash charge to operations for non-employee options with vesting is subsequently adjusted at the end of each reporting period based upon the change in the fair value of our common stock until such options vest. We use the same valuation methodologies and assumptions in estimating the fair value of options under both SFAS No. 123R and the pro forma disclosures under SFAS No. 123.

Research and Development Expense

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

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 will be effective for the Company beginning January 1, 2009. Management does not expect that the application of this standard will have any significant effect on the Company's consolidated financial statements.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. Additionally, it requires an acquirer to measure goodwill as of the acquisition date as a residual that includes the recognition of contingent consideration at its fair value and financial effects of the business combination. In most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect that the application of this standard will have any significant effect on the Company's consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard amends FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not expect that the application of this standard will have any significant effect on the Company's consolidated financial statements.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

For a list of the consolidated financial statements filed as part of this report, see the Index to Consolidated Financial Statements beginning at Page F-1 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On March 20, 2008, the Company’s Chief Scientific and Medical Officer, Dr. Edward Bradley, entered into an agreement to reduce Dr. Bradley’s base salary of $330,000 to $165,000, as well as reducing the number of hours he is required to provide to the Company in view of the Company’s current financial position. All other benefits and compensation offered to Dr. Bradley pursuant to his employment offer letter with the Company dated January 31, 2007, which are comprised of any eligible bonus, stock options awards and vesting, medical benefits and severance, will remain in effect, with the exception of the foregoing reduction in hours and salary.

On March 14, 2008, the Company issued 765 shares of Series A Convertible Preferred  Stock. The Series A Convertible Preferred Stock was issued at 80% of the offering price for the 20 trading days preceding March 14, 2008. The Company also issued to each investor in the offering warrants to purchase a number of shares of the Company’s common stock equal to 50% of the aggregate number of convertible shares into common stock, with each warrant having an exercise price of 130% or $0.17 per share. The Company also issued to the placement agent in the offering warrants to purchase a number of shares of the Company’s common stock equal to 10% of the aggregate number of convertible shares into common stock, with each warrant having an exercise price of 110% or $0.14 per share. The Series A Convertible Preferred Stock shall be entitled to an annual dividend equal to 6% of the applicable issuance price per annum, payable semi-annually in cash or shares of common stock, at the option of the Company. If the Company chooses to pay the dividend in shares of common stock, the price per share of common stock to be issued shall be equal to 90% of the average closing price of the common stock for the 20 trading days prior to the date that such dividend becomes payable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information in response to this Item is incorporated herein by reference to our 2008 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

Information in response to this Item is incorporated herein by reference to our 2008 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Information in response to this Item is incorporated herein by reference to our 2008 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information in response to this Item is incorporated herein by reference to our 2008 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 13. EXHIBITS.

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated July 1, 2005 by and among the Registrant, VQ Acquisition Corp. and Greenwich Therapeutics, Inc.(incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed November 14, 2005).

2.2
First Amendment to Agreement and Plan of Merger dated August 19, 2005 by and among the Registrant, VQ Acquisition Corp. and Greenwich Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 10-QSB filed November 14, 2005).

2.3
Agreement and Plan of Merger dated October 14, 2005 by and between the Registrant and VioQuest Delaware, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 20, 2005).

2.4
Stock Purchase and Sale Agreement dated April 10, 2007 between the Registrant and Chiral Quest Acquisition Corp. (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 25, 2007).

2.5
Amendment No. 1 to Stock Purchase and Sale Agreement dated June 8, 2007 between the Registrant and Chiral Quest Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed June 12, 2007).

3.1	Certificate of Incorporation, as amended to date.**
3.2	Bylaws, as amended to date (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003).
3.3
Certificate of Designation of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K filed on March 20, 2008).

4.1	Option Agreement No. LL-1 dated May 6, 2003 issued to Princeton Corporate Plaza, LLC. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).
4.2	Form of Option Agreement dated May 6, 2003 issued to Princeton Corporate Plaza, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).
4.3	Schedule of Options substantially identical to Exhibit 4.3 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-QSB for the period ended June 30, 2003).

4.4	Form of common stock purchase warrant issued in connection with February 2004 private placement (incorporated by reference to the Registrant’s Form SB-2 filed March 26, 2004).
4.5	Form of common stock purchase warrant issued in connection with the October 2005 private placement (incorporated by reference to Exhibit 4.1 of the Registrant’s Form SB-2 filed November 17, 2005).
4.6
Form of common stock purchase warrant issued to placement agents in connection with the October 2005 private placement (incorporated by reference to Exhibit 4.2 of the Registrant’s Form SB-2 filed November 17, 2005).

4.7
Form of common stock purchase warrant issued in connection with the October 2005 acquisition of Greenwich Therapeutics, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Form SB-2 filed November 17, 2005).

4.8	Form of warrant issued to investors in October 18, 2006 private placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006).
4.9	Form of warrant issued to placement agents in October 18, 2006 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006).
4.10	Form of senior convertible promissory note issued by Registrant on June 29, 2007 and July 3, 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed July 6, 2007).
4.11	Form of warrant issued to investors by Registrant on June 29, 2007 and July 3, 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed July 6, 2007).
10.1	2003 Stock Option Plan, as amended. **
10.2
License Agreement dated February 8, 2005 by and between Greenwich Therapeutics, Inc. and The Cleveland Clinic Foundation (incorporated by reference to Exhibit 10.6 of the Registrant’s Form SB-2 filed November 17, 2005).++

10.3
License Agreement dated April 19, 2005 by and between Greenwich Therapeutics, Inc. and the University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Form SB-2 filed November 17, 2005).++

10.4
Form of Subscription Agreement issued in connection with the October 2005 private placement (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005).

10.5	Summary terms of 2006 management bonus compensation plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2006).
10.6	Summary terms of outside director compensation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 25, 2006).
10.7
Severance Benefits Agreement dated August 8, 2006 by and between the Registrant and Brian Lenz (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006).

10.8
Form of subscription agreement between the Registrant and investors accepted as of October 18, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006).

10.9
First Amendment to Lease dated September 15, 2006 between the Registrant and Mount Airy Associates, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006).

10.10
Letter Agreement between the Registrant and Edward C. Bradley, dated January 31, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2007).

10.11
Amended and Restated License Agreement dated December 29, 2006, among Onc Res, Inc., Asymmetric Therapeutics, LLC, Fiordland Pharmaceuticals, Inc., and Stason Pharmaceuticals, Inc., as assigned to the Registrant on March 29, 2007 (incorporated by reference to Exhibit 10.2 on the Registrant’s 10-QSB for the period ended March 31, 2007).++

10.12
Form of Note and Warrant Purchase Agreement between the Registrant and various investors accepted as of June 29, 2007 and July 3, 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed July 6, 2007).

10.13	Sublease dated July 16, 2007 between the Registrant and Chiral Quest Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s 10-QSB for the period ended September 30, 2007).
10.14	Employment Agreement between the Registrant and Michael D. Becker, dated November 11, 2007.**
10.15
Form of Stock Option Agreement for use under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.15 filed with the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.16	Separation and Release Agreement between the Registrant and Daniel Greenleaf dated November 14, 2007.**
21.1	Subsidiaries of the Registrant.**
23.1	Consent of J.H. Cohn LLP.**
31.1	Certification of Chief Executive Officer.**
31.2	Certification of Chief Financial Officer. **
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
_____________________
++ Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
** Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information in response to this Item is incorporated herein by reference to our 2008 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, VioQuest Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2008.

VioQuest Pharmaceuticals, Inc.

By:	/s/ Michael D. Becker
Michael D. Becker
President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of VioQuest Pharmaceuticals, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael D. Becker	President & Chief Executive Officer and Director	March 27, 2008
Michael Becker	(Principal Executive Officer)

/s/ Brian Lenz	Chief Financial Officer and Treasurer	March 28, 2008
Brian Lenz	(Principal Financial and Accounting Officer)

/s/ Johnson Y. N. Lau	Director	March 27, 2008
Johnson Y. N. Lau

/s/ Stephen C. Rocamboli	Chairman of the Board	March 24, 2008
Stephen C. Rocamboli

/s/ Michael Weiser	Director	March 24, 2008
Michael Weiser

Report of Independent Registered Public Accounting Firm

The Board of Directors and stockholders
VioQuest Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of VioQuest Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VioQuest Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2007 and 2006, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit and a stockholders’ deficiency at December 31, 2007 and has generated recurring losses and negative net cash flows from operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/J.H. Cohn LLP

Roseland, New Jersey

March 31, 2008

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$694,556	$2,931,265
Prepaid clinical research costs	189,359	273,172
Deferred financing costs	357,581	-
Other current assets	66,836	168,841
Current assets associated with discontinued operations	-	2,396,435
Total Current Assets	1,308,332	5,769,713

PROPERTY AND EQUIPMENT, NET	34,789	43,378
SECURITY DEPOSITS	15,232	15,232
TOTAL ASSETS	$1,358,353	$5,828,323

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$1,873,500	$1,031,458
Accrued compensation and related taxes	373,460	245,475
Other accrued expenses	665,273	180,440
Note payable - Paramount BioSciences, LLC	-	264,623
Convertible notes, net of unamortized debt discount of $917,612	2,930,388	-
Current liabilities associated with discontinued operations	-	1,265,568
TOTAL LIABILITIES	5,842,621	2,987,564

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock; $0.001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock; $0.001 par value: 200,000,000 shares authorized, 54,621,119 shares issued and outstanding	54,621	54,621
Additional paid-in capital	34,893,408	31,326,694
Accumulated deficit	(39,432,297)	(28,540,556)
Total Stockholders' Equity (Deficiency)	(4,484,268)	2,840,759
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$1,358,353	$5,828,323

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006

OPERATING EXPENSES
In-process research and development	$963,225	$-
Research and development	4,988,145	1,819,736
General and administrative	3,791,089	3,461,529
Total Operating Expenses	9,742,459	5,281,265

LOSS FROM OPERATIONS	(9,742,459)	(5,281,265)

INTEREST (EXPENSE) / INCOME, NET	(1,126,273)	105,695

LOSS BEFORE INCOME TAXES	(10,868,732)	(5,175,570)

INCOME TAX BENEFIT	240,684	-

LOSS FROM CONTINUING OPERATIONS	(10,628,048)	(5,175,570)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income tax benefit of $0 and $201,079 for the years ended December 31, 2007 and 2006, respectively	(702,137)	(3,095,594)
Gain on sale of business	438,444	-
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT	(263,693)	(3,095,594)

NET LOSS	$(10,891,741)	$(8,271,164)

NET LOSS PER SHARE:
CONTINUING OPERATIONS	$(0.23)	$(0.13)
DISCONTINUED OPERATIONS	(0.00)	(0.08)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.23)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	46,721,932	39,786,686

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, January 1, 2006	46,729,519	$46,729	$26,561,672	$(20,269,392)	$6,339,009
Net loss for the year ended December 31, 2006				(8,271,164)	(8,271,164)
October 18, 2006 private placement, net of $296,554 in financing costs	7,891,600	7,892	3,641,354		3,649,246
Stock-based compensation to employees			1,040,145		1,040,145
Stock-based compensation to consultants and finder			83,523		83,523
Balance, December 31, 2006	54,621,119	$54,621	$31,326,694	$(28,540,556)	$2,840,759
Net loss for the year ended December 31, 2007				(10,891,741)	(10,891,741)
Fair value of beneficial conversion feature and warrants issued in conjunction with convertible notes			2,037,512		2,037,512
October 12, 2007 release of shares and warrants held in escrow			963,225		963,225
Stock-based compensation to employees			500,700		500,700
Stock-based compensation to consultants and finder			65,277		65,277
Balance, December 31, 2007	54,621,119	$54,621	$34,893,408	$(39,432,297)	$(4,484,268)

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,891,741)	$(8,271,164)
Loss from discontinued operations	263,693	3,095,594
Loss from continuing operations	(10,628,048)	(5,175,570)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
In-process research and development	963,225	-
Depreciation	8,877	6,304
Loss on disposal of assets	5,253	-
Stock-based compensation to employees	462,704	830,715
Stock-based compensation to consultants and finder	62,193	33,830
Amortization of debt discount and deferred financing fees	1,195,615	-
Changes in operating assets and liabilities:
Prepaid clinical research costs	83,813	(273,172)
Other assets	102,005	(164,420)
Accounts payable	842,042	756,381
Accrued expenses	612,818	30,915
Net Cash Used in Continuing Operating Activities	(6,289,503)	(3,955,017)
Discontinued Operating Activities:
Gain on sale of business	(438,444)	-
Net cash used in discontinued operating activities	(354,281)	(2,502,814)
Net Cash Used in Operating Activities	(7,082,228)	(6,457,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	(5,127)	(28,406)
Net Cash Used in Continuing Investing Activities	(5,127)	(28,406)
Discontinued Investing Activities:
Proceeds from sale of business	1,727,263	-
Other net cash used in discontinued investing activities	(26,698)	(253,143)
Net Cash Provided By / (Used in) Investing Activities	1,695,438	(281,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of common stock, net of $296,554 in financing costs	-	3,649,246
Proceeds from issuance of convertible notes with warrants, net of cash costs of $285,296	3,414,704	-
Repayment of note payable	(264,623)	-
Net Cash Provided By Continuing Financing Activities	3,150,081	3,649,246

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,236,709)	(3,090,134)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,931,265	6,021,399
CASH AND CASH EQUIVALENTS - END OF YEAR	$694,553	$2,931,265

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Value of warrants issued to the placement agent in connection with issuances of convertible notes	$429,866	$-
Value of beneficial conversion feature related to convertible notes	$877,823	$-

See accompanying notes to consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

On September 29, 2006, the Company’s Board of Directors determined to seek strategic alternatives with respect to the Company’s Chiral Quest, Inc. subsidiary (“Chiral Quest”), which included a possible sale or other disposition of the operating assets of that business. Accordingly, the chiral products and services operations and the assets of Chiral Quest are presented in these consolidated financial statements as discontinued operations. On July 16, 2007, the Company completed the sale of Chiral Quest to Chiral Quest Acquisition Corp. (“CQAC”) for total cash consideration of approximately $1,700,000. As a result of this transaction, the Company reported a gain of $438,444, which is included in its loss from discontinued operations for the year ended December 31, 2007. Chiral Quest had accounted for all sales of the Company from its inception. The Company’s continuing operations, which have not generated any revenues, will focus on the remaining drug development operations of VioQuest Pharmaceuticals, Inc. and accordingly, the Company has only one segment. As a result of these reclassifications, the Company no longer provides segment reporting. See Note 3 for a complete discussion on discontinued operations.

The consolidated balance sheets as of December 31, 2007 and December 31, 2006 and the consolidated statements of operations and cash flows for the years then ended include reclassifications to reflect discontinued operations.

(B) Nature of Continuing Operations

Since August 2004, the Company has focused on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment of oncology and infectious diseases for which there are unmet medical needs. Since October 2005, the Company has held license rights to develop and commercialize its two oncology drug candidates, Lenocta (sodium stibogluconate), formerly VQD-001, an inhibitor of specific protein tyrosine phosphatases, and VQD-002 (triciribine-phosphate monohydrate), an inhibitor of activated Akt. The rights to these two oncology drug candidates, Lenocta and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. In March 2007, the Company acquired license rights to develop and commercialize Xyfid (1% uracil topical), an adjunctive therapy for the treatment and prevention of Hand-Foot Syndrome (“HFS”), a common and serious side effect of chemotherapy treatments. The Company’s rights to Xyfid are governed by a license agreement with Asymmetric Therapeutics, LLC and Onc Res, Inc., as assigned to the Company by Fiordland Pharmaceuticals, Inc.

(C) Liquidity

Since inception, the Company has incurred an accumulated deficit of $39,432,297 through December 31, 2007. For the years ended December 31, 2007 and 2006, the Company had losses from continuing operations of $ 10,628,048 and $5,175,570, respectively, and used $6,289,503 and $3,955,017 of cash in continuing operating activities for the years ended December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, the Company had a net loss of $10,891,741 (including $10,628,048 from continuing operations) and a net loss of $8,271,164 (including $5,175,570 from continuing operations), respectively, and used $7,082,228 and $6,457,831 of cash in all operating activities for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had a working capital deficit of $4,534,289 and cash and cash equivalents of $694,556. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing its business strategy, including planned development efforts relating to the Company’s drug candidates, clinical trials and other research and development efforts. As a result, as of the date of this Report, we have insufficient funds to cover our current obligations or future operating expenses. To conserve funds, we will continue to complete our current ongoing Phase I and Phase II studies for VQD-002 and Lenocta, respectively, however we will not initiate any new clinical studies unless and until we receive additional funding. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On July 16, 2007 the Company completed the sale of Chiral Quest, which resulted in gross proceeds to the Company of approximately $1,700,000, as well as the assumption by the purchaser of approximately $807,000 of liabilities. See Note 3. On June 29, 2007 and July 3, 2007, the Company also received gross proceeds of $3,700,000 from the sale of 8% convertible promissory notes. See Note 6. The Company’s cash and cash equivalents at December 31, 2007 reflect the remaining cash proceeds to the Company from those transactions.

Management anticipates that the Company’s capital resources will be adequate to fund its operations into the second quarter of 2008. Additional financing or potential sublicensing of our rights to our product(s) will be required during the second quarter of 2008, if not sooner in order to continue to fund operations. The most likely sources of additional financing include the private sale of the Company’s equity or debt securities, including bridge loans to the Company from third party lenders. The Company’s working capital requirements will depend upon numerous factors, which include the progress of its drug development and clinical programs, including associated costs relating to milestone payments, maintenance and license fees, manufacturing costs, patent costs, regulatory approvals and the hiring of additional employees.

Additional capital that is urgently needed by the Company may not be available on reasonable terms, or at all. If adequate financing is not available, the Company may be required to terminate or significantly curtail or cease its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VioQuest Pharmaceuticals, Inc. and its current and former subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company translated the financial statements of its formerly wholly-owned subsidiary, Chiral Quest, Ltd. in Jiashan, China, at end of period rates with respect to its balance sheet and at the average exchange rates with respect to the results of its operations and cash flows.

(B) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents.

(C) Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying value of the convertible notes approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

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

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

(E) Income Taxes

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”) deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that deferred tax assets will not be realized.

(F) Stock-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) and related interpretations on January 1, 2006 for its employee and director stock options plan, using the modified prospective method which requires that share-based expense recognized includes: (a) share-based expense for all awards granted prior to, but not yet vested, as of the adoption date and (b) share-based expense for all awards granted subsequent to the adoption date. No modifications were made to outstanding options prior to the adoption of SFAS No. 123R, and the Company did not change the quantity, type or payment arrangements of any share-based payment programs. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized as an expense in the consolidated financial statements over the related service period, and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued. SFAS No. 123R also requires that forfeitures be estimated and recorded over the vesting period of the instrument. The Company uses the Black-Scholes option pricing model to value these awards.

The Company accounts for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing model in accordance with SFAS No. 123R and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The initial non-cash charge to operations for non-employee options with vesting is subsequently adjusted at the end of each reporting period based upon the change in the fair value of the Company’s common stock until such options vest.

(G) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones.

In the event that we prepay fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset to research and development expense over the period of time the contracted research and development services are performed. Most professional fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date.

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

(J) Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, excluding 5,566,856 common shares held in escrow based upon clinical milestones of Lenocta and VQD-002, as a result of the acquisition of Greenwich Therapeutics. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. The amount of potentially dilutive securities including options and warrants in the aggregate excluded from the calculation were 35,849,716 (including the 5,566,856 common shares held in escrow, 20,149,470 warrants, and 10,133,390 stock options) at December 31, 2007 and 30,294,586 at December 31, 2006.

(K) Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash with high quality financial institutions to limit credit exposure.

NOTE 3 DISCONTINUED OPERATIONS

On September 29, 2006, the Company’s Board of Directors determined that it would seek strategic alternatives for Chiral Quest and accordingly, the operations and assets of Chrial Quest have been presented in these consolidated financial statements as discontinued operations. On July 16, 2007, the Company completed the sale of Chiral Quest to CQAC for total cash consideration of approximately $1,700,000 gross proceeds, of which we recognized $197,000 in accrued compensation costs related to a severance agreement and retention bonuses payable to certain key employees. Additionally, the Purchaser assumed liabilities in the aggregate amount of approximately $807,000 as part of the purchase price consideration. As a result of this transaction, the Company reported a gain of $438,444 in the third quarter of 2007, which is included in its loss from discontinued operations for the year ended December 31, 2007.

At July 16, 2007 and December 31, 2006, the total assets of discontinued operations were $1,898,702 and $2,396,435 respectively, which consisted of accounts receivable, inventories, prepaid expenses, fixed assets, net of accumulated depreciation, patents, net of accumulated amortization, security deposits and prepaid rent. Total liabilities as of July 16, 2007 and December 31, 2006 associated with discontinued operations totaled $806,644 and $1,265,568 respectively, which consisted of accounts payable, accrued expenses and deferred revenues. The gain on sale of Chiral Quest was $438,444. Retention bonuses of $106,761 and accrued severance of $90,000 paid to certain Chiral Quest employees have been offset against the gain on sale. Revenues from discontinued operations for the years ended December 31, 2007 and 2006 were $1,484,584 and 2,738,652, respectively. Loss from discontinued operations (which excludes the gain on sale of Chiral Quest) for the years ended December 31, 2007 and 2006, which consisted of revenues less cost of goods sold, management and consulting fees, research and development, selling, general and administrative expenses and depreciation and amortization, totaled $702,137 and $3,095,594, respectively.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On July 16, 2007, the Company entered into a sublease agreement with CQAC that will expire on May 30, 2008 to lease its office and laboratory space, which was utilized by Chiral Quest before it was sold to CQAC. CQAC, the subtenant, agreed to make all payments of base rent and additional rent totaling approximately $28,000 per month for a total commitment of $140,000 remaining on the sublease agreement payable directly to the landlord. If CQAC were to default on payment during the sublease agreement’s term, the Company would be obligated to provide payment on behalf of CQAC through the remainder of the original lease term, and the Company will have the right to cancel and terminate the sublease with CQAC upon five days notice to subtenant. As of December 31, 2007, CQAC has fully complied with the sublease agreement with the Company.

NOTE 4 MERGER

Greenwich Therapeutics, Inc.

On October 18, 2005, the Company completed a merger with Greenwich, a New York based biotechnology company. In exchange for their shares of Greenwich common stock and pursuant to the Merger Agreement, the stockholders of Greenwich received an aggregate of 17,128,790 shares of the Company’s common stock and five-year warrants to purchase an additional 4,000,000 shares of the Company’s common stock at an exercise price of $1.41 per share. One-half of the shares and warrants issued to Greenwich’s stockholders were placed in escrow to be released based upon the achievement of certain milestones as follows:

(i)
35% of the escrowed securities were earned on October 12, 2007, from the conclusion of a Phase I clinical trial pursuant to an investigational new drug application (“IND”) accepted by the U.S. Food and Drug Administration (“FDA”) for Lenocta or SSG;

(ii)
15% of the escrowed securities shall be released immediately upon conclusion of a Phase II clinical trial for Lenocta or SSG under a Company-sponsored IND; provided that a majority of the members of the Company’s then existing medical advisory board conclude that such trial yielded results which, in the opinion of such advisory board, warrant initiation of Phase III trial(s) (provided that this milestone shall be deemed to have been satisfied in the event a new drug application, or NDA, relating to Lenocta or SSG has been accepted for review by the FDA prior to any determination by the medical advisory board to initiate a Phase III trial);

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

As a result of the conclusion of a Phase I clinical trial pursuant to an investigational new drug application (“IND”) accepted by the U.S. Food and Drug Administration (“FDA”) for Lenocta on October 12, 2007, 2,997,540 shares and 700,001 warrants were released from escrow and issued to Greenwich Therapeutics. The value of the shares and warrants of $963,225 was determined to be in-process research and development and is comprised of $805,054 related to the calculated value of 2,997,540 shares of the Company’s common stock issued to Greenwich Therapeutics’ shareholders valued at $.27 per share ($.27 per share value was based upon the average stock price of the Company’s common stock a few days before and a few days subsequent to the October 12, 2007 event) and $158,171 related to the calculated value of 700,001 warrants issued to Greenwich Therapeutics’ shareholders using the Black-Scholes option pricing model.

As of December 31, 2007, 5,566,856 shares and 1,299,999 warrants remain in escrow, to be released upon the achievement of the remaining milestones described above. In the event the remaining escrowed have not been released to the Greenwich shareholders by June 30, 2008, any escrowed securities still remaining in the escrow shall be released and delivered to the Company for cancellation, and the Greenwich shareholders will have no further right, title or interest to such escrowed securities.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 5 PROPERTY AND EQUIPMENT OF CONTINUING OPERATIONS, NET

The cost of the major classes of property and equipment are as follows:

	December 31, 2007	December 31, 2006
Office equipment	$20,280	$27,346
Computer equipment	29,999	24,123
Property and equipment	50,279	51,469
Less accumulated depreciation	15,490	8,091
Property and Equipment, Net	$34,789	$43,378

Depreciation expense for property and equipment for continuing operations for the years ended December 31, 2007 and 2006 was $8,877 and $6,304, respectively.

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

The face value of the Bridge Notes issued on June 29, 2007 and July 3, 2007, was $2,967,500 and $732,500, respectively. The Company incurred commissions and related costs in association with the Bridge Notes of $234,721 and $50,575 (as explained below) for the June 29, 2007 and July 3, 2007 closings, respectively. The Company also issued to investors five-year warrants (“Bridge Warrants”) to purchase an aggregate of approximately 2,430,000 (1,950,000 and 480,000 for the June 29, 2007 and July 3, 2007 closings, respectively) shares of the Company’s common stock at an exercise price of $0.40 per share, which had a fair value of $736,935 and $172,301 as of June 29, 2007 and July 3, 2007, respectively. The Company allocated proceeds from the sale to the Bridge Warrants of $590,334 and $139,489 as of June 29, 2007 and July 3, 2007, respectively, based on their relative fair values to the fair value of the Bridge Notes, which was recorded as a discount to the Bridge Notes. Gross proceeds allocated to the Bridge Notes were $2,377,166 for the June 29, 2007 issuances, and $593,011 for the July 3, 2007 issuances. The discount associated with the value of the warrants will be amortized to interest expense over the term of the Bridge Notes.

As a result of the allocation of proceeds to the Bridge Warrants, the Bridge Notes contained a Beneficial Conversion Feature (“BCF”) of $590,334 for the June 29, 2007 closing, and $139,489 for the July 3, 2007 closing, which were attributable to an effective conversion price for the Company’s common stock that was less than the market values on the dates of issuance. Additional BCFs are recorded as convertible interest is accrued. These amounts are recorded as additional debt discount and additional paid-in capital, which reduces the initial carrying value of the Bridge Notes. The discount associated with the BCF is being amortized to interest expense over the term of the Bridge Notes.

The following table summarizes information about the Bridge Notes and debt discount as of December 31, 2007:

Face value of convertible notes	$3,700,000
Accrued but unpaid interest	148,000

Gross value of convertible notes	3,848,000

Debt discount attributable to Bridge Warrants	729,823
BCF attributable to Bridge Warrants	877,823
BCF attributable to convertible interest	148,000
Less: Amortization of debt discount	(838,034)

Unamortized debt discount	917,612

Convertible notes, net of unamortized debt discount	$2,930,388

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In connection with the Bridge Notes, the Company issued five-year warrants to placement agents to purchase an aggregate of 1,202,500 shares of common stock, which are exercisable at a price of $0.42 per share. Based on the Black-Scholes option pricing model, the warrants had a fair value of $353,663 for the June 29, 2007 closing and $76,203 for the July 3, 2007 closing. Additionally, the Company incurred commissions of $205,450, a non-accountable expense allowance of $24,271 to the placement agents and escrow fees of $5,000 for the June 29, 2007 closing and commissions of $50,575 for the July 3, 2007 closing. The fair value of the warrants, commissions and fees totaling $596,618 for the June 29, 2007 closing and $118,543 for the July 3, 2007 closing have been recognized as deferred financing costs, which will be amortized to interest expense over the term of the Bridge Notes.

The following table summarizes information about the deferred financing costs as of December 31, 2007:

Deferred financing costs	$715,161
Less: Accumulated amortization	(357,580)

Deferred financing costs, net	$357,581

The following assumptions were used for the Black-Scholes calculations for the warrants related to the Bridge Notes:

Term	5 years
Volatility	240%
Dividend yield	0.0%
Risk-free interest rate	4.9-5.0%

NOTE 7 INCOME TAXES

The Company recognized a tax benefit of $240,684 for the year ended December 31, 2007 as a result of the sale of its New Jersey net operating losses (“NOL’s”) from its continuing operations.

The significant components of the Company’s net deferred tax assets are summarized as follows:

	Year Ended December 31,
	2007	2006
NOL carryforwards - Federal	$9,605,910	$6,168,321
NOL carryforwards - State	1,061,842	674,556
Tax credits - Federal	377,179	-
Tax credits - State	483,949	483,949
Inventory reserve	-	170,800
Employee and consultant stock compensation	748,209	416,058
Accrued compensation	144,660	-
Other, net	(1,756)	114,748
Valuation allowance	(12,419,993)	(8,028,432)
Net deferred tax assets	$-	$-

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Deferred tax assets have been fully offset by a valuation allowance because it is management’s belief that it is more likely than not that those benefits will not be realized.

As of December 31, 2007, we had available for federal and state income tax reporting purposes NOL carryforwards in the approximate amount of $28,253,000 and $17,697,000 respectively, expiring through 2027, which are available to reduce future earnings that would otherwise be subject to federal and state income taxes. The Tax Reform Act of 1986 (the Act) contains provisions, which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interest. The Company has experienced various ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, a substantial portion of the Company's aforementioned net operating loss carryforwards will be subject to annual limitations in reducing any future year's taxable income. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company will likely not be able to take full advantage of these attributes for federal and state income tax purposes. Furthermore, as of December 31, 2007, we have Federal research and development credits and Section 1231 loss credits in the approximate amount of $376,000 and $1,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 2008 through 2026, and under the Act, the Company will likely not be able to take full advantage of these attributes for federal and state income tax purposes.

We have New Jersey NOL carryforwards in the approximate amount of $17,697,000, as indicated above, and New Jersey research and development credits in the approximate amount of $484,000, expiring through 2014 that are available to reduce future earnings, which would otherwise be subject to state income tax. For the year ended December 31, 2007, we sold approximately $2,988,000 of New Jersey NOL carryforwards under a program of the New Jersey Economic Development Authority (“NJEDA”). As of December 31, 2007, approximately $1,190,000 of these New Jersey NOL carryforwards has been approved for future sale under the NJEDA program. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the consolidated financial statements as specific sales are approved.

The following is a reconciliation of the expected income tax benefit based on losses from continuing operations before income taxes, computed at the U.S. Federal statutory rate to the Company's actual income tax benefit:

	December 31, 2007	December 31, 2006
Income tax benefit at statutory rate	$(3,695,369)	$(2,880,563)
State income taxes net of Federal tax	(652,124)	(508,335)
Nondeductible expenses and prior year true-up	(77,356)	299,628
Nondeductible in-process research and development	385,290
Tax credits	(352,002)	(483,949)
Sale of state NOLs	(240,684)	-
Increase in valuation allowance	4,391,561	3,573,219
	$(240,684)	$-

The Company files income tax returns in the U.S. federal and state jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2004. The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007 with no material impact to the financial statements. The Company had no unrecognized tax benefits during 2007 that would affect the annual effective tax rate and no unrecognized tax benefits as of January 1, 2007 and December 31, 2007. Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8 STOCKHOLDERS' EQUITY (DEFICIENCY)

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

In addition to the shares of common stock, we also issued to the investors 5-year warrants to purchase an aggregate of 2,762,060 shares at an exercise price of $0.73 per share. The Company also issued to the placement agents 5-year warrants to purchase an aggregate of 394,580 shares of common stock at a price of $0.55 per share. Net proceeds to the Company after deducting placement agent fees and other expenses relating to the private placement, were approximately $3.65 million. Based upon the Black-Scholes option pricing model, the investors’ warrants are estimated to be valued at $1,363,000 and the placement agents’ warrants are estimated to be valued at approximately $195,000, which have not been recorded in the consolidated financial statements for the year ended December 31, 2006.

The Company has adopted the 2003 Stock Option Plan (the “Plan”) under which incentive and non-qualified stock options may be granted. In January 2006, the Board approved an amendment to the Plan, increasing the number of common shares available for grant to 6,500,000 stock options for the purchase of its $0.001 par value of common stock. On July 27, 2007, the Board approved an amendment to the Plan, increasing the number of shares available for grant to 7,500,000. On December 17, 2007, the Board approved an amendment to the Plan, increasing the number of shares available for grant to 13,500,000.

Grants under the Plan may be made to employees (including officers), directors, consultants, advisors, or other independent contractors who provide services to the Company or its subsidiaries.

The Company issues stock options to employees and non-employees at or above the fair market value of its common stock price at the date of grant.

Vesting terms for the Company’s stock option plans differ based on the type of grant made. Generally, stock options and warrants granted to employees and non-employee directors vest as to one-third of the shares on each of the first, second and third anniversaries of the grant date. However, vesting has ranged in length from immediate vesting to vesting periods in accordance with the period covered by employment contracts. There were stock options to purchase 150,000 shares of common stock granted to a non-employee director in the first quarter of 2006, of which 75,000 vested immediately and 75,000 vested on the first anniversary of the grant date, stock options to purchase 400,000 shares of common stock granted to four non-employee directors in the third quarter of 2007, of which one-third vested immediately and one-third of the shares vest on each of the first and second anniversaries of the grant date, stock options to purchase 5,013,343 shares of common stock granted to the President and Chief Executive Officer, which vest as to 25% of the shares on each of the first, second, third and fourth anniversaries of the grant date and stock options to purchase 856,440 shares of common stock granted to the President and Chief Executive Officer, which will vest in four equal annual installments commencing on the first anniversary of the grant date. However, this option is only exercisable to the extent that the shares of the Company’s common stock held in an escrow account in favor of the former stockholders of Greenwich Therapeutics, Inc. in connection with the Company’s October 2005 acquisition of Greenwich are released from escrow. As of December 31, 2007, 35% of the common stock held in escrow had been released and the Company has determined that it is probable that another 35% of the common stock held in escrow will be released by the June 30, 2008 deadline.

Following the vesting periods, options are exercisable until the earlier of 90 days after the employee’s termination with the Company or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The following table summarizes the total number of options outstanding, options issued to employees, non-employees, directors, consultants, scientific advisory board members and expired options:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,384,807	$0.99	4,273,227	$1.07
Granted	7,295,783	$0.49	1,746,580	$0.73
Expired	(2,547,200)	$1.20	(635,000)	$0.89
Outstanding at end of year	10,133,390	$0.50	5,384,807	$0.99
Options exercisable at year-end	2,728,274	$0.88	1,909,397	$1.20

The weighted-average fair value of options granted during the year was $0.47 and $0.73 for the years ended December 31, 2007 and 2006, respectively.

The Company has recorded $325,670 and $1,036,187 related to its employee share-based expenses in selling, general and administrative expenses on the accompanying Statements of Operations for the years ended December 31, 2007 and 2006, respectively. The Company has recorded $114,132 and $3,958 employee share-based research and development expenses on the accompanying Statements of Operations for the year ended December 31, 2007 and 2006, respectively. The Company has also recorded $65,277 and $83,523 non-employee share-based expenses related to stock options issued to consultants for the year ended December 31, 2007 and 2006, respectively. No compensation costs were capitalized as part of the cost of an asset.

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2007 and 2006 was $0.00.
The weighted average remaining contractual term for exercisable and non-exercisable stock options was 7 years and 9 years respectively as of December 31, 2007 and 7 years and 8 years respectively as of December 31, 2006.

As of December 31, 2007, there was $2,159,598 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3 years.

The following table summarizes the information about stock options outstanding at December 31, 2007:

Range of Exercise Prices	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
$.01-$0.49	6,253,115	$0.30	10
$.50 - $0.99	3,432,275	$0.75	4
$1.00-$1.49	335,000	$1.12	6
$1.50-$1.99	113,000	$1.70	3
Total	10,133,390

For the purpose of valuing options granted to employees, directors and consultants, the Company has valued the options using the Black-Scholes option pricing model with the following assumptions used in 2007 and 2006:

	December 31, 2007	December 31, 2006
Expected lives	7 years	7 years
Expected volatility	232%-277%	210%-225%
Dividend yield	0%	0%
Risk-free interest rate	4%-5%	4%
Forfeiture rate	0%-26%	19%-25%

The Company estimated the expected life of the options granted based on anticipated exercises in future periods. To determine the expected stock price volatility, the Company believes that the volatility calculated over the period since becoming publicly traded over four years ago, is indicative of what the volatility would have been had the Company’s stock traded for seven years, the expected term of its options. The expected dividend yield reflects the Company’s current and expected future policy for dividends on its common stock. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. To determine the forfeiture rate, the Company estimated the forfeitability for three separate groups of non-vested options: i) the recently appointed President & CEO; ii) the Company’s Board of Directors; and iii) all other Company employees. For the President & CEO, the Company determined a 0% forfeiture rate using qualitative measures. For the Company Board of Directors and all other employees, the Company believes that its actual rate of forfeitures to date of 7% and 26%, respectively, is reasonably indicative of future forfeitures. There were no stock options exercised during the years ended December 31, 2007 and 2006.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

As of December 31, 2007, an aggregate of 3,366,610 shares remained available for future grants and awards under the Company’s stock incentive plan, which covers stock options and restricted awards. The Company issues unissued shares to satisfy stock options exercises and restricted stock awards.

The following table summarizes information related to warrants outstanding at December 31, 2007:

Remaining Contractual Life In Years	Price	Number of Outstanding Warrants
4.50	$0.40	2,434,211	(A)
4.50	$0.42	1,202,500	(B)
4.25	$0.50	300,000	(C)
3.75	$0.73	2,762,060	(D)
3.75	$0.55	394,580	(E)
2.75	$1.00	5,589,987	(F)
2.75	$1.41	4,000,000	(G)
1.10	$1.65	2,896,132	(H)
0.35	$1.50	20,000	(I)
0.13	$1.25	550,000	(J)
		20,149,470

(A)	- Warrants issued as a result of the Company’s June 29 and July 3, 2007 issuance of convertible promissory notes to investors. All warrants are exercisable as of December 31, 2007.

(B)	- Warrants issued as a result of the Company’s June 29 and July 3, 2007 issuance of convertible promissory notes to placement agents. All warrants are exercisable as of December 31, 2007.

(C)
- Warrants issued as a result of the Xyfid license agreement. In connection with the agreement, two-thirds of the warrants are exercisable upon the achievement of certain clinical milestones. One-third of the warrants are exercisable as of December 31, 2007.

(D)	- Warrants issued as a result of the Company’s private placement of its common stock in October 2006 to investors. All warrants are exercisable as of December 31, 2007.

(E)	- Warrants issued as a result of the Company’s private placement of its common stock in October 2006 to placement agents. All warrants are exercisable as of December 31, 2007.

(F)	- Warrants issued as a result of the Company’s private placement of its common stock in October 2005 to investors and placement agents. All warrants are exercisable as of December 31, 2007.

(G)
- Warrants issued as a result of the merger with Greenwich. Based upon the terms of the merger agreement, one-half of the warrants were immediately exercisable, and one-half are exercisable upon the achievement of certain clinical milestones (see Note 4). As of December 31, 2007, there are 2,700,001 merger warrants that are exercisable.

(H)	- Warrants issued as a result of the Company’s private placement of its common stock in February 2004 to investors and placement agents. All warrants are exercisable as of December 31, 2007.

(I)	- Warrants issued as a result of the lease agreement between Chiral Quest, Inc. and Princeton Corporate Plaza in May 2003. All warrants are exercisable as of December 31, 2007.

(J)	- Warrants issued as a result of the merger by and among Surg II, Inc., Chiral Quest, LLC and CQ Acquisition Corp. in February 2003. All warrants exercisable as of December 31, 2007.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS AND SEPARATION AGREEMENT

Appointment of President and Chief Executive Officer

In November 2007, the Company and Michael D. Becker entered into an Employment Agreement (the “Employment Agreement”) whereas Mr. Becker serves as the Company’s President and Chief Executive Officer, effective November 21, 2007. Mr. Becker was also appointed to the Company’s Board of Directors effective as of such date. The Employment Agreement provides for a term of 4 years.

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

In addition, the Employment Agreement provides that the Company granted to Mr. Becker two stock options pursuant to the Company’s 2003 Stock Option Plan. The first stock option grant provided Mr. Becker with the right to purchase 5,013,343 shares of the Company’s common stock at a price equal to the closing sale price of the common stock on November 21, 2007 (the “Initial Option”). The Initial Option has a 10-year term and will vest in four equal annual installments commencing on the first anniversary of Mr. Becker’s employment commencement date, or November 21, 2008. The second option provided Mr. Becker with the right to purchase 856,440 shares of the Company’s common stock at a price equal to the closing sale price of the common stock on November 21, 2007 (the “Merger Option” and together with the Initial Option, the “Stock Options”). The Merger Option also has a 10-year term and will vest in four equal annual installments commencing on the first anniversary of Mr. Becker’s commencement date. However, the Merger Option is only exercisable to the extent that the shares of the Company’s common stock currently held in an escrow account in favor of the former stockholders of Greenwich Therapeutics, Inc. in connection with the Company’s October 2005 acquisition of Greenwich are released from escrow. The Employment Agreement further provides that Mr. Becker is eligible to receive additional stock options beginning on the second anniversary of the agreement, at the discretion of the Board.

Separation Agreement with Former Chief Executive Officer

On November 14, 2007, the Company and Daniel Greenleaf, the Company’s former President and Chief Executive Officer, entered into a Separation and Release Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, the parties mutually agreed that Mr. Greenleaf’s employment with the Company terminated as of November 9, 2007, and that Mr. Greenleaf resigned from all positions as officer and director of the Company. The Separation Agreement provides for the following compensation to be paid to Mr. Greenleaf: (i) Mr. Greenleaf was entitled to receive his annualized base salary of $360,000 through November 15, 2007; (ii) Mr. Greenleaf will receive his annualized base salary of $360,000 for a period of 6 months commencing on or about May 10, 2008; (iii) Mr. Greenleaf will receive a lump sum payment of $70,000 payable on or before March 31, 2008; and (iv) the Company will reimburse Mr. Greenleaf for health insurance for a period of up to 12 months. Under the Separation Agreement, the parties agreed to release each other from certain legal claims, known or unknown, as of the date of the agreement, and the Company also released Mr. Greenleaf from the covenant not to compete contained in his employment agreement with the Company dated February 1, 2005. As of December 31, 2007, the Company accrued $284,605 for 6 months of salary and the bonus payment plus related payroll taxes as well as 12 months of health insurance costs.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Appointment of Chief Scientific and Medical Officer

On February 1, 2007, the Company appointed Edward C. Bradley, M.D., as its Chief Scientific and Medical Officer. Dr. Bradley’s employment with the Company is governed by the terms of a letter agreement dated January 31, 2007, and provides for an initial base salary of $330,000 plus an annual target bonus of up to 20% of his base salary based upon personal performance and an additional amount of up to 10% of his base salary based upon Company performance. Pursuant to the letter agreement, Dr. Bradley also received an option to purchase 700,000 shares of the Company’s common stock. The option will vest in three equal annual installments, commencing in February 2008 and will be exercisable at a price per share equal to $0.55. The option was issued pursuant to the Company’s 2003 Stock Option Plan and will be exercisable by Dr. Bradley as long as he remains employed by the Company, subject to a ten-year term; provided, however, if the Company completes a transaction in which it sells its assets or stock resulting in a change of control of the Company (other than a sale of the stock or assets of the Company’s Chiral Quest subsidiary) during Dr. Bradley’s employment, the vesting of the stock option shall accelerate and be deemed vested. In the event that the Company terminates Dr. Bradley’s employment without cause, Dr. Bradley is entitled to receive his then annualized base salary for a period of six months. If Dr. Bradley’s employment is terminated without cause and within a year of a change of control, as described above, then Dr. Bradley is entitled to receive his then annualized base salary for a period of one year, and he is entitled to receive any bonuses he has earned at the time of his termination.

(B) LEASE AGREEMENTS

The Company leases office space for its corporate headquarters in Basking Ridge, New Jersey. Effective November 2006, the Company amended its original June 2005, lease agreement. The lease requires monthly payments of approximately $8,000 and expires on January 6, 2012.

In connection with the sale of the Company’s Chiral Quest Subsidiary, on July 16, 2007, the Company entered into a sublease agreement with CQAC, which purchased Chiral Quest, to lease office and laboratory space in Monmouth Junction, New Jersey used in Chiral Quest’s business. The sublease agreement provides for a term that will expire on May 30, 2008. CQAC agreed to make all payments of base rent and additional rent that the Company is obligated to pay under its lease agreement for such space. If CQAC were to default on payment during the sublease agreement’s term, the Company would be obligated to provide payment to its landlord on behalf of CQAC through the remainder of the original lease term, and the Company will have the right to cancel and terminate the sublease with CQAC upon 5 days notice to subtenant. To date, CQAC has fully complied with the sublease agreement with the Company.

 Future minimum rental payments subsequent to December 31, 2007 for operations are as follows:

Years ended December 31,	Continuing Operations	Discontinued Operations	Total
2008	$102,000	-	102,000
2009	102,000	-	102,000
2010	106,000	-	106,000
2011	106,000	-	106,000
2012	-	-	-
Total	$416,000	-	416,000

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Total rent expense for the continuing operations of the Company, which includes base rent, and utilities, for Basking Ridge, New Jersey for the years ended December 31, 2007 and 2006 was approximately $99,000 and $50,000, respectively.

NOTE 10 INTELLECTUAL PROPERTY AND LICENSE AGREEMENTS

License with The Cleveland Clinic Foundation (“CCF”). We have an exclusive, worldwide license agreement with CCF for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense Lenocta. We are obligated to make an annual license maintenance payment until the first commercial sale of Lenocta, at which time we are no longer obligated to pay this maintenance fee. In addition, the license agreement requires us to make payments in an aggregate amount of up to $4.5 million to CCF upon the achievement of certain clinical and regulatory milestones. In November 2007, the Company achieved a milestone obligation to CCF, from the dosing of our first patient in our Phase IIa clinical trial. To date, the Company has not fulfilled its payment obligation of $300,000 to CCF relating to this milestone. Should Lenocta become commercialized, we will be obligated to pay CCF an annual royalty based on net sales of the product. In the event that we sublicense Lenocta to a third party, we will be obligated to pay CCF a portion of fees and royalties received from the sublicense. We hold the exclusive right to negotiate for a license on any improvements to Lenocta and have the obligation to use all commercially reasonable efforts to bring Lenocta to market. We have agreed to prosecute and maintain the patents associated with Lenocta or provide notice to CCF so that it may so elect. The license agreement may be terminated by CCF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon thirty day’s written notice.

License with the University of South Florida Research Foundation, Inc. (“USF”) We have an exclusive, worldwide license agreement with USF for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense VQD-002. Under the terms of the license agreement, we have agreed to sponsor research involving VQD-002 annually for the term of the license agreement. In addition, the license agreement requires us to make payments in an aggregate amount of up to $5.8 million to USF upon the achievement of certain clinical and regulatory milestones. Should a product incorporating VQD-002 be commercialized, we are obligated to pay to USF an annual royalty based on net sales of the product. In the event that we sublicense VQD-002 to a third party, we are obligated to pay USF a portion of fees and royalties received from the sublicense. We hold a right of first refusal to obtain an exclusive license on any improvements to VQD-002 and have the obligation to use all commercially reasonable efforts to bring VQD-002 to market. We have agreed to prosecute and maintain the patents associated with VQD-002 or provide notice to USF so that it may so elect. The license agreement shall automatically terminate upon Greenwich’s bankruptcy or upon the date of the last to expire claim contained in the patents subject to the license agreement. The license agreement may be terminated by USF, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon six month’s written notice.

License with Asymmetric Therapeutics, LLC and Onc Res, Inc., assigned by Fiordland Pharmaceuticals, Inc. On March 29, 2007, the Company entered into an exclusive license agreement with Asymmetric Therapeutics, LLC, or Asymmetric, and Onc Res, Inc., or Onc Res, as assigned by Fiordland Pharmaceuticals, Inc., or Fiordland. The agreement is for the rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense Xyfid. In consideration for the rights under the license agreement, the Company paid to the licensor an aggregate $300,000 for license related fees, and $37,000 for patent prosecution costs. In addition, the Company paid to a third party finder a cash fee of $20,000 and a 5-year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The right to purchase the shares under the warrant vests in three equal installments of 100,000 each, with the first installment being immediately exercisable, and the remaining two installments vesting upon the achievement of certain clinical development and regulatory milestones relating to Xyfid. The Company has recognized approximately $50,000 of expense in the first quarter of 2007 based upon the immediate vesting of the first 100,000 options. In consideration of the license, the Company is required to make payments upon the achievement of various clinical development and regulatory milestones, which total up to $6.2 million in the aggregate. The license agreement further requires the Company to make payments of up to an additional $12.5 million in the aggregate upon the achievement of various commercialization and net sales milestones. The Company will also be obligated to pay a royalty on net sales of the licensed product. We have agreed to prosecute and maintain the patents associated with Xyfid or provide notice to Asymmetric and/or Onc Res so that it may so elect. The license agreement shall automatically terminate upon our bankruptcy or upon the date of the last to expire claim contained in the patents subject to the license agreement. The license agreement may be terminated by Asymmetric, upon notice with an opportunity for cure, for our failure to make required payments or its material breach, or by us, upon thirty day’s written notice.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11 RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) plan which allows eligible employees to defer a portion of their salaries for retirement planning and income tax purposes by making contributions to the plan. There were no Company contributions to the plan for the years ended December 31, 2007 or 2006.

NOTE 12 CERTAIN TRANSACTIONS

On June 29, 2007 and July 3, 2007, the Company issued and sold a series of 8% convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $3,700,000 with a term of one year from the date of final closing. In connection with the Bridge Notes, the Company engaged Paramount as one of its placements agents. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Stephen C. Rocamboli, a director of the Company, was employed by Paramount at the time of the Company’s engagement. Of the total consideration provided to the placement agents, the Company issued warrants to Paramount to purchase 450,000 shares of common stock at a price of $0.42 per share and paid commissions of approximately $119,700. Based on the Black-Scholes option pricing model, the warrants are valued at approximately $160,865.

On October 18, 2006, the Company completed the sales of 7,891,600 shares of its common stock at a price of $0.50 per share resulting in gross proceeds of approximately $3.95 million. In connection with the private placement, the Company engaged Paramount as its exclusive placement agent, and Paramount in turn engaged various broker-dealers as sub-agents to assist with the offering. In consideration for their services, we paid an aggregate of approximately $276,000 in commissions to the placement agents (including sub-agents) in connection with the offering, of which $56,000 was paid to Paramount, plus an additional $30,000 as reimbursement for expenses. In addition to the shares of common stock, we also issued to the investors 5-year warrants to purchase an aggregate of 2,762,060 shares at an exercise price of $0.73 per share. The Company also issued to the placement agents 5-year warrants to purchase an aggregate of 394,580 shares of common stock at a price of $0.55 per share. Net proceeds to the Company after deducting placement agent fees and other expenses relating to the private placement, were approximately $3.65 million. Based upon the Black-Scholes option pricing model, the investor warrants are valued at approximately $1,363,000, which is derived from their exercise price of $0.73 per share, a fair market value of $0.50 per share as of October 18, 2006, a 5-year term, with a 4.73% risk free interest rate. However, the Company was not required to record that value for accounting purposes.

In August 2006, the Company entered into a consulting agreement through the end of October 2006 at $30,000 per month, with Paramount Corporate Development, an affiliate of Paramount, to provide a strategic and technical assessment for all of the Company’s clinical development programs.

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

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On October 18, 2005, the Company completed a merger with Greenwich (See Note 4). In exchange for Greenwich stockholders’ shares of Greenwich common stock, the stockholders of Greenwich received an aggregate of 17,128,790 shares of the Company’s common stock and five-year warrants to purchase an additional 4,000,000 shares of the Company’s common stock at an exercise price of $1.41 per share. One-half of the securities issued pursuant to the merger agreement were placed in escrow pursuant to an escrow agreement. As of December 31, 2007, 2,997,540 shares of the Company’s common stock and five-year warrants to purchase an additional 700,001 shares of the Company’s common stock have been released from escrow and issued to Greenwich (see Note 4). Additionally, as contemplated by the merger Agreement with Greenwich (see Note 4), on October 18, 2005, the Company assumed outstanding indebtedness of Greenwich of $823,869, all of which was owed to Paramount BioSciences, LLC. (“PBS”), an affiliate of Paramount, pursuant to a promissory note dated October 17, 2005 (the “Note”).

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

Accordingly, on October 18, 2005, upon completion of the private placement, the Company satisfied one-third of the total indebtedness outstanding under the Note by making a cash payment of $264,623 and another one-third by issuing to PBS 392,830 shares valued at $0.75 the offering price of October 2005 private placement, the equivalent of $294,623 of the Company’s common stock. The final one-third of the Note of $264,623, in addition to accrued interest of approximately $16,000 as of December 31, 2006, which was originally due to be paid in October 2006, however, remains outstanding and payable to PBS as of December 31, 2006. The Company satisfied the final portion of debt and accrued interest in July 2007. Dr. Lindsay A. Rosenwald and certain trusts established for the benefit of Dr. Rosenwald and his family collectively held approximately 48% of Greenwich’s capital stock prior to the Company’s acquisition of Greenwich. Together, Dr. Rosenwald and such trusts also owned approximately 16% of the Company’s common stock prior to the completion of the Merger. In addition to Dr. Rosenwald’s relationship with Greenwich, two directors of the Company, Stephen C. Rocamboli and Michael Weiser, M.D., Ph.D., owned approximately 3.6% and 7% respectively, of Greenwich’s outstanding common stock. Mr. Rocamboli was employed by Paramount until August 2007 and, until December 2006, Dr. Weiser was employed by Paramount, of which Dr. Rosenwald is the chairman and sole stockholder, and is also a substantial stockholder of the Company.

NOTE 13 SUBSEQUENT EVENTS

On September 12, 2007, the Company’s shareholders approved an amendment to the Company’s charter increasing the number of authorized shares of common stock, par value $0.001 per share, to 200 million. On January 25, 2008, the Company’s Certificate of Incorporation was amended by the State of Delaware adopting the increase in the total number of shares authorized.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On March 14, 2008, we issued 765 shares of Series A Convertible Preferred Stock at a price of $1,000 per share resulting in aggregate gross proceeds of $765,000. Each share of Series A Convertible Preferred Stock sold is convertible into shares of the Company's Common Stock at $0.10 per share, or approximately 7.65 million shares of Common Stock in the aggregate. We also issued to investors five-year warrants to purchase an aggregate of approximately 3.8 million shares of our common stock at an exercise price of $0.17 per share. Based upon the Black-Scholes option pricing model, the investor warrants are estimated to be valued at approximately $420,000. In connection with the offering, we engaged Paramount as our placement agent. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Dr. Rosenwald participated in this financing, through a family investment partnership, of which he is the managing member. In consideration for the placement agent's services, we paid an aggregate of approximately $54,000 in commissions to Paramount in connection with the offering. We also paid to Paramount $35,000 as a non-accountable expense allowance. In addition, we issued to Paramount five-year warrants to purchase an aggregate of approximately 765,000 shares of common stock, which are exercisable at a price of $0.14 per share. Based upon the Black-Scholes option pricing model, the warrants issued to Paramount are estimated to be valued at approximately $84,000. The Series A Convertible Preferred Stock shall be entitled to an annual dividend equal to 6% of the applicable issuance price per annum, payable semi-annually in cash or shares of common stock, at the option of the Company. If the Company chooses to pay the dividend in shares of common stock, the price per share of common stock to be issued shall be equal to 90% of the average closing price of the common stock for the 20 trading days prior to the date that such dividend becomes payable. As a condition to the initial closing of the private placement, the majority of the holders of the June 29, 2007 and July 3, 2007 convertible promissory notes agreed to convert such notes, together with accrued interest, into approximately 3,910 shares of the Company’s newly-designated Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock contain substantially the same economic terms as the previously outstanding senior convertible notes.

Index to Exhibits Filed with this Report

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended to date.
10.1	2003 Stock Option Plan, as amended.
10.14	Employment Agreement between the Registrant and Michael D. Becker dated November 11, 2007.
10.16	Separation and Release Agreement between the Registrant and Daniel Greenleaf dated November 14, 2007.
21.1	Subsidiaries of the Registrant
23.1	Consent of J.H. Cohn LLP.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.