Form 10KSB/A
period 2007-12-31
VioQuest Pharmaceuticals, Inc.
filed 2008-04-29
CIK 745788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

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

Explanatory Note

VioQuest Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to include the information required by Part III Items 9, 10, 11, 12, 13 and 14. Except for Items 9, 10, 11, 12, 13 and 14 of Part III, no other information included in the Company’s 2007 Form 10-KSB is changed by this Amendment No. 1.

Part III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name and position of each of our directors and executive officers:

Name	Age	Positions
Michael D. Becker	39	Director, Chief Executive Officer and President
Brian Lenz	36	Chief Financial Officer, and Treasurer
Stephen C. Rocamboli	36	Director, non-executive Chairman of Board of Directors and Secretary
Johnson Y.N. Lau, M.D.	47	Director
Michael Weiser, M.D., Ph.D.	45	Director

Michael D. Becker, President and Chief Executive Officer, joined VioQuest in November 2007. Previously, he served as President and Chief Executive Officer at Cytogen Corporation since December 2002. Mr. Becker joined Cytogen in April 2001 and held positions of increasing responsibility, including Chief Executive Officer of AxCell Biosciences, a subsidiary of Cytogen focused on signal transduction pathways, and Vice President of Business Development and Industry Relations. During his tenure at Cytogen, Mr. Becker raised in excess of $130 million in new capital through both public offerings and private placements. Prior to joining Cytogen, Mr. Becker was with Wayne Hummer Investments LLC, a Chicago-based regional brokerage firm from July 1996 to April 2001, where he held senior positions as a biotechnology analyst, investment executive and portfolio manager. Mr. Becker was also the founder and Executive Editor of Beck on Biotech, a monthly biotechnology investment newsletter published from July 1998 through March 2001. Mr. Becker attended DePaul University in Chicago, Illinois. Mr. Becker is Chairman of BioNJ, which was founded in 1994 by New Jersey biotechnology industry CEOs to serve as the voice of and advocate for the biotechnology industry in New Jersey.

Brian Lenz, CPA, Chief Financial Officer and Treasurer since April 2004, joined VioQuest as a controller in October 2003. Prior to VioQuest, Mr. Lenz was a controller with Smiths Detection Group from July 2000 to September 2003 where he was responsible for corporate and operational financial reporting and consolidation of its international operations, in addition to being responsible for the information technology and human resources functions. Mr. Lenz began his career as an auditor with KPMG, LLP from October 1998 to July 2000, where he was responsible for supervising audits of healthcare and financial services companies both publicly traded and privately held. Mr. Lenz holds a BS in Accounting from Rider University and received his MBA from Saint Joseph’s University. Mr. Lenz has also been the chair of the finance committee for Biotech 2006 and 2007.

Stephen C. Rocamboli has served as our non-executive Chairman since February 2003 and Secretary since November 2006. He was our Secretary from 2003 to December 2003. Mr. Rocamboli is currently Vice President of Corporate Development for Pear Tree Pharmaceuticals, Inc. Prior to joining Pear Tree, Mr. Rocamboli was deputy general counsel of Paramount BioCapital, Inc. and Paramount BioCapital Investments, LLC and served as deputy general counsel deputy of those deputy companies from September 1999 to August 2007. From November 2002 to December 2003, Mr. Rocamboli served as director of Ottawa, Ontario based Adherex Technologies, Inc. Mr. Rocamboli also serves as a member of the board of directors of several privately held development stage biotechnology companies. Prior to joining Paramount, Mr. Rocamboli practiced law in the health care field. He received his J.D. from Fordham University School of Law.

Johnson Y.N. Lau, M.B.B.S., M.D., F.R.C.P., has been a member of our board of directors since November 2005. He currently serves as the Chairman of Kinex Pharmaceuticals, LLC, a position he has held since December 2003. Dr. Lau currently is a member of the board of directors of Chelsea Therapeutics International, Ltd. (NASDAQ: CHTP), a publicly-held company. Prior to his position with Kinex Pharmaceuticals, Dr. Lau was an independent contractor from January 2003 until December 2003 and served in various capacities at Ribapharm Inc. from August 2000 until January 2003, including Chairman, President and Chief Executive Officer. Previously he was the Senior Vice President and Head of Research and Development at ICN Pharmaceuticals and Senior Director of Antiviral Therapy at Schering-Plough Research Institute. He has published over 200 scientific papers and 40 reviews and editorials in leading academic journals and was elected as a Fellow, Royal College of Physicians in 2004. Dr. Lau holds an M.B.B.S. and M.D. from the University of Hong Kong and the degrees of M.R.C.P. and F.R.C.P. from the Royal College of Physicians.

Michael Weiser, M.D., Ph.D, is the founder and co-chairman of Actin Biomed, a New York based healthcare investment firm advancing the discovery and development of novel treatments for unmet medical needs. Prior to joining Actin, Dr. Weiser was the Director of Research at Paramount BioCapital where he was responsible for the scientific, medical and financial evaluation of biomedical technologies and pharmaceutical products under consideration for development. Dr. Weiser completed his Ph.D. in Molecular Neurobiology at Cornell University Medical College and received his M.D. from New York University School of Medicine. He performed his post-graduate medical training in the Department of Obstetrics and Gynecology at New York University Medical Center. Dr. Weiser also completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience at New York University School of Medicine and received his B.A. in Psychology from University of Vermont. Dr. Weiser is a member of The National Medical Honor Society, Alpha Omega Alpha. In addition, Dr. Weiser has received awards for both academic and professional excellence and is published extensively in both medical and scientific journals. Dr. Weiser currently serves on the board of directors of Manhattan Pharmaceuticals, Inc, Chelsea Therapeutics International, Ltd., Emisphere Technologies, Inc., Hana Biosciences, Inc., Ziopharm Oncology, Inc., and VioQuest Pharmaceuticals, Inc., as well as several privately held companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during 2007, we believe that all such forms were filed on a timely basis, except for Edward C. Bradley, our Former Chief Scientific and Medical Officer, who purchased shares on February 7, 2007 that was reported on February 15, 2007.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees of our company. In addition, we have adopted a Code of Ethics specifically applicable to our Chief Executive Officer and Senior Financial Officers. A copy of our Code of Business Conduct and Ethics can be obtained without charge by sending a written request to the Secretary of the Company at the address of Company’s principal offices. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code to an executive officer or director, we will promptly disclose the nature of the amendment or waiver by filing with the SEC a current report on Form 8-K.

Audit Committee

Our board of directors has established an audit committee which consists of Mr. Rocamboli and Dr. Lau, both of whom are independent directors. The Board has further determined that Dr. Lau qualifies as an “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-B promulgated under the Securities Exchange Act of 1934.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as our executive officer at the conclusion of the fiscal year ended December 31, 2007 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executives”).

Name and Principal Position	Year	Salary		Bonus	Option Awards (1)		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Michael D. Becker	2007	$40,894	(2)	$-0-	$45,954	(3)	$-0-		$-0-		$86,848
Chief Executive Officer and President	2006	–		–	–		–		–		–
Edward C. Bradley, M.D.	2007	$273,679	(4)	$-0-	$111,013	(5)	$-0-		$-0-		$384,692
Former Chief Scientific and Medical Officer	2006	–		–	–		–		–		–
Brian Lenz	2007	$185,000		$-0-	$92,542	(6)	$36,483	(7)	$-0-		$314,025
Chief Financial Officer and Treasurer	2006	134,583		-0-	86,546		24,412		3,600	(7)	249,141
Daniel E. Greenleaf	2007	$311,013		$100,000	87,026		$100,000	(9)	$-0-		$598,039
Former Chief Executive Officer and President (8)	2006	360,000		100,000	818,053		100,000		-0-		1,378,053

(1)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal year 2007. Assumptions used in the calculation of this amount for employees are identified in Note 8 to our annual financial statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

(2)
Pursuant to Mr. Becker’s employment agreement dated November 11, 2007, Mr. Becker’s employment commenced with the Company on November 21, 2007, and is for a four year term. Mr. Becker’s annual salary is $358,400.

(3)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS 123(R), of the following stock option awards: (i) the vesting of a 5,013,343 share option granted on November 21, 2007 which vests in equal installments over four years; and (ii) the vesting of a portion of shares subject to an option to purchase an aggregate of 856,400 shares granted November 21, 2007 which vests in equal amounts over four years, but is subject to vesting to the extent the Company’s shares held in escrow in connection with its acquisition of Greenwich Therapeutics, Inc. are released. On December 4, 2007, 299,740 shares of such escrowed shares were released. Thus, 214,100 share options vest on November 21, 2008 and 85,640 vest on November 21, 2009.

(4)
Pursuant to Dr. Bradley’s employment agreement dated February 1, 2007, Dr. Bradley is entitled to receive a salary of $330,000 on an annualized basis. On March 20, 2008, Dr. Bradley entered into an agreement with the Company which provided for a reduction in his base salary from $330,000 to $165,000. In addition, the agreement provided for a reduction in the number of hours of service required to be provided by Dr. Bradley to the Company. On April 11, 2008, Dr. Bradley resigned from his part-time position with the Company.

(5)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS 123(R) of the following stock option awards: (i) the vesting of one-third of a 700,000 share option granted on February 1, 2007 which vests in equal amounts over 3 years.

(6)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS 123(R) of the following stock option awards: (i) the vesting of one-third of a 25,000 share option granted on April 19, 2004 which vests in equal amounts over 3 years; (ii) the vesting of one-third of a 60,000 share option granted on January 24, 2005 which vests in equal amounts over 3 years; (iii) the vesting of one-third of a 100,000 share option granted on November 29, 2005, which vests in equal amounts over 3 years; (iv) the vesting of one-third of a 100,000 share option granted on March 31, 2006, which vests in equal amounts over 3 years; and (v) the vesting of one-third of a 100,000 share option granted on May 11, 2007, which vests in equal amounts over 3 years.

(7)
Amount represents a cash bonus awarded based upon the satisfaction of performance criteria established by our Board of Directors. See “– Employment Agreements with Named Executives – Brian Lenz – Bonus Compensation.”

(8)
Pursuant to Mr. Greenleaf’s employment agreement, he is entitled to a bonus of $100,000 upon each anniversary of his agreement. On November 14, 2007, the Company and Mr. Greenleaf, the Company’s former President & Chief Executive Officer, entered into a Separation and Release Agreement. Pursuant to the Separation Agreement, the Company and Mr. Greenleaf agreed that Mr. Greenleaf’s employment with the Company terminated as of November 9, 2007, and that Mr. Greenleaf resigned from all positions as officer and director of the Company.

(9)
Amount represents a cash bonus awarded based upon the satisfaction of performance criteria established by our Board of Directors. See “– Employment Agreements with Named Executives – Daniel Greenleaf – Bonus Compensation.”

Employment Agreements with Named Executives

Michael D. Becker
Chief Executive Officer and President

On November 11, 2007 we entered into an employment agreement (the “Becker Agreement”) with Michael D. Becker, our President and Chief Executive Officer. Pursuant to the agreement, Mr. Becker’s employment with the Company is for a four year term, commencing on November 21, 2007. Mr. Becker is entitled to receive an annual base salary of $358,400. Additionally, the agreement provides that Mr. Becker is eligible for one-time milestone-based cash bonus payments, as follows: (i) $150,000 in the event that the Company receives gross proceeds equal to or in excess of $10 million as a result of the sale of its securities in one or a series of related transactions; (ii) $125,000 upon such time that our market capitalization exceeds $125 million for a period of fifteen consecutive trading days, and the average trading volume of the Company’s common stock is at least 100,000 shares per trading day; (iii) $500,000 upon such time that our market capitalization exceeds $250 million for a period of fifteen consecutive trading days, and the average trading volume of the Company’s common stock is at least 200,000 shares per trading day; (iv) $1,000,000 upon such time that our market capitalization exceeds $500 million for a period of fifteen consecutive trading days, and the average trading volume of the Company’s common stock is at least 300,000 shares per trading day; and (v) $2,000,000 upon such time that our market capitalization exceeds $1 billion for a period of fifteen consecutive trading days, and the average trading volume of the Company’s common stock is at least 400,000 shares per trading day.

Pursuant to the Becker Agreement, the Company also issued to Mr. Becker a ten-year option under our 2003 Stock Option Plan, to purchase 5,013,343 shares of our common stock at an exercise price of $0.30 per share. The options vests in four equal annual installments commencing on November 21, 2008. Additionally, pursuant to Mr. Becker’s employment agreement, the Company issued 856,400 additional stock options (referred to as the “Merger Option”) on November 21, 2007, at an exercise of $0.30 per share. The merger options vest in four equal annual installments commencing on November 21, 2008, however in addition to such vesting, the Merger Option is only exercisable to the extent the Company’s shares which are held in escrow in connection with its acquisition of Greenwich Therapeutics, Inc. in October 2005, are released. On December 4, 2007, 35% of the escrowed shares were released. Therefore, 299,740 shares, representing 35% of the Merger Option, vest and are exercisable as follows: 214,100 shares vest and are exercisable on November 21, 2008, and 85,640 shares vest and are exercisable on November 21, 2009.

Notwithstanding the 4-year term of the Becker Agreement, either party has the right to terminate the agreement and Mr. Becker’s employment sooner. In the event the Company terminates his employment upon a “change of control” or for a reason other than for “cause” or Mr. Becker’s death or disability, or if Mr. Becker terminates his employment for “good reason,” then the Company will continue pay to Mr. Becker his base salary and will provide health insurance coverage for a period of 12 months. In addition, the unvested portions of the Stock Options that are scheduled to vest on the next anniversary date of Mr. Becker’s employment shall accelerate and be deemed vested as of the termination date and shall remain exercisable for a period of 90 days. However, to the extent any portion of the Merger Option has not become exercisable because all or a portion of the Greenwich escrowed shares have not been released from escrow, then the Merger Option, or any such portion, will be forfeited. Notwithstanding the foregoing, if Mr. Becker’s employment is terminated by the Company in connection with specified change of control transactions, then all Stock Options shall accelerate and be deemed vested as of such termination date. If the Company terminates Mr. Becker’s employment for “cause” or if Mr. Becker terminates his employment for a reason other that “good reason,” then the Company is only obligated to pay to Mr. Becker his accrued and unpaid base salary through the date of termination. If Mr. Becker’s employment is terminated as a result of his death or disability, then the Company will also pay to Mr. Becker or his estate his annualized base salary for a period of 6 months and will provide health insurance for a period of 12 months from such termination.

The term “cause” under the Becker Agreement means the following conduct or actions taken by Mr. Becker:

•	his willful and repeated failure or refusal to perform his material duties or obligations;

•	any willful, intentional or grossly negligent act having the effect of injuring, in a material way (whether financial or otherwise), the Company’s business or reputation;

•	willful misconduct by in respect of his material duties or obligations;

•	his indictment of any felony involving a crime of moral turpitude;

•	the determination by the Company that Mr. Becker engaged in material harassment or discrimination prohibited by law;

•	any misappropriation or embezzlement of the Company’s property;

•	a breach of the non-solicitation, non-competition, invention assignment and confidentiality provisions of the Becker Agreement; or

•	a material breach of any other material provision of the Becker Agreement that is not cured within 30 days after written notice thereof is given by the Company.

The term “change of control” under the Becker Agreement means any of the following: (A) the direct or indirect acquisition by a person in one or a series of related transactions of Company securities representing more than 50% of its combined voting power; (B) a merger, consolidation, reorganization or share exchange involving the Company, or the sale of all or substantially all of the Company’s assets, unless the beneficial owners of the Company’s securities immediately prior to such transaction continue to hold more than 50% of the combined voting power of the then-outstanding securities.

The term “good reason” means:

•	a material reduction by the Company of Mr. Becker’s compensation or benefits;

•	a material reduction or change in Mr. Becker’s duties, responsibilities or position;

•	a material breach by the Company of any material term of the Becker Agreement; or

•	a relocation of the principal place of employment by more than 50 miles without Mr. Becker’s consent.

The Becker Agreement also provides for customary covenants that preclude Mr. Becker from disclosing the Company’s confidential information, require him to assign certain inventions to the Company, restrict his ability to compete with the Company during his employment and for a 12-month period thereafter, and prohibit Mr. Becker from soliciting Company employees to leave the Company’s employ during the 12-month period following his employment termination.

Edward C. Bradley
Former Chief Scientific and Medical Officer

On February 1, 2007 the Company entered into an employment agreement with Edward C. Bradley, M.D., as its Chief Scientific and Medical Officer. The agreement was for an indefinite term beginning on February 1, 2007 and provided for an initial base salary of $330,000, plus an annual target bonus of up to 20% of base salary based upon his personal performance and an additional amount of up to 10% of base salary based upon Company performance. Pursuant to the employment agreement, Dr. Bradley received stock options to purchase 700,000 shares of the Company’s common stock. The options vest in three equal annual installments, commencing in February 2008 and will be exercisable at a price per share equal to $0.55. The employment agreement also entitled Dr. Bradley to certain severance benefits. In the event that the Company terminated Dr. Bradley’s employment without cause, then Dr. Bradley was entitled to receive his then annualized base salary for a period of six months. If Dr. Bradley’s employment was terminated without cause, and within a year of a change of control, then Dr. Bradley was entitled to receive his then annualized base salary for a period of one year, and he was entitled to receive any bonuses he has earned at the time of his termination. For the fiscal year ended December 31, 2007, Mr. Bradley was not entitled to receive any bonus payout.

On March 20, 2008, Dr. Bradley entered into an agreement with the Company to reduce his base salary from $330,000 to $165,000. In addition, the agreement reduced Dr. Bradley’s required number of hours of service to the Company. On April 11, 2008, Dr. Bradley resigned from his part-time position with the Company. Pursuant to the terms of his employment agreement, stock options representing 233,333 shares of the Company's common stock vested on February 1, 2008, and the balance of the stock options were forfeited. However, on April 15, 2008, the Company agreed to immediately vest an additional 233,333 shares subject to Dr. Bradley's stock options, so that as of April 15, 2008, Dr. Bradley's right to purchase an aggregate of 466,666 shares subject to his stock option is vested and exercisable. The Company also extended the exercise period with respect to Dr. Bradley's options until December 31, 2008. The Company has no other obligations to pay Dr. Bradley any further compensation.

Brian Lenz
Chief Financial Officer and Treasurer

Base Compensation. We do not have a formal employment agreement with Mr. Lenz, other than the severance benefits agreement described below. However, Mr. Lenz’s current compensation arrangement currently provides that he receives an annual base salary of $185,000, plus an annual target bonus of up to 20% of base salary based upon his personal performance and an additional amount of up to 10% of base salary based upon Company performance, and he is eligible to receive health care benefits. For the fiscal year 2006, Mr. Lenz received an automobile allowance of $3,600, which was discontinued in 2007.

Bonus Compensation. Mr. Lenz is also eligible to receive an annual cash bonus upon achievement of certain performance criteria established by our Board each year. The following table describes the criteria, the maximum amount for which Mr. Lenz was eligible to receive for 2007 for fully satisfying each criterion, and the amount he was paid for each such criterion for 2007:

2007 Criteria	Eligible Amount	Amount Awarded
Completion of financings resulting in gross proceeds of a targeted amount	$11,100	$0
Listing of common stock on a national securities exchange	$16,650	$0
Company’s initiation of 5 Phase II corporate sponsored clinical trials	$5,550	$0
Chiral Quest sale process completion	$16,650	$16,650
Qualitative factors relating to leadership, teamwork, peer interaction, initiative and communication	$5,550	$0
Total	$55,500	$16,650

In addition, in March 2007, we entered into a letter agreement with Mr. Lenz that provided for additional compensation upon the event we sell our Chiral Quest subsidiary. Specifically, we paid Mr. Lenz a cash payment equal to 1.1667% or $19,833 of the gross proceeds received by us in connection with a sale of Chiral Quest.

In addition to cash bonus compensation, Mr. Lenz also received a stock option grant in May 2007 relating to 100,000 shares of our common stock at an exercise price of $0.55 per share. This option, which was issued under our 2003 Stock Option Plan, vests in 3 annual installments commencing May 2008.

Severance, Change of Control and Termination Provisions. We entered into a severance benefits agreement with Mr. Lenz in August 2006. The agreement provides that, in the event we terminate Mr. Lenz’s employment within one year following a “change of control” and such termination is either without “cause,” or is a “constructive termination,” then (i) Mr. Lenz shall be entitled to receive 12 months of his then annual base compensation, payable in semi-monthly installments, (ii) any and all outstanding options to purchase shares of our common stock granted to Mr. Lenz shall immediately vest and become immediately exercisable (whether granted before or after the date of the severance benefits agreement), and (iii) Mr. Lenz shall be entitled to participate in our health care and insurance benefits program for a period of 12 months thereafter. If Mr. Lenz’s employment is terminated at a time other than a one-year period following a change of control and is without cause, then Mr. Lenz shall be entitled to receive (A) one-half of his then annual compensation, payable in semi-monthly installments over a period of six months and (B) our health care and insurance benefits program over a period of six months thereafter.

Under the severance benefits agreement, “change of control” has the meaning given that term in our 2003 Stock Option Plan, where it is defined as the occurrence of one of the following events:

•
the sale, lease, exchange or other transfer, directly or indirectly, of substantially all of the assets of the Company (in one transaction or in a series of related transactions) to a person or entity that is not controlled by the Company;

•	the approval by our shareholders of any plan or proposal for the liquidation or dissolution of the Company;

•
any person becomes after the effective date of the Plan the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of (i) 20% or more, but not 50% or more, of the combined voting power of our outstanding securities ordinarily having the right to vote at elections of directors, unless the transaction resulting in such ownership has been approved in advance by the board members who continue as directors, or (ii) 50% or more of the combined voting power of our outstanding securities ordinarily having the right to vote at elections of directors (regardless of any approval by the continuing directors); provided that a traditional institution or venture capital financing transaction shall be excluded from this definition;

•
a merger or consolidation to which we are a party if our shareholders immediately prior to effective date of such merger or consolidation have beneficially own, immediately following the effective date of such merger or consolidation, securities of the surviving corporation representing (i) 50% or more, but less than 80%, of the combined voting power of the surviving corporation’s then outstanding securities ordinarily having the right to vote at elections of directors, unless such merger or consolidation has been approved in advance by our continuing directors, or (ii) less than 50% of the combined voting power of the surviving corporation’s then outstanding securities (regardless of any approval by our continuing directors; or

•	after the date our securities are first sold in a registered public offering, our continuing directors cease for any reason to constitute at least a majority of the Board.

Under Mr. Lenz’s severance benefits agreement, “cause” means (i) the conviction of a felony; (ii) the conviction of theft or embezzlement of our property, or the commission of an act involving moral turpitude that materially and adversely affects our reputation and business prospects; and (iii) Mr. Lenz’s failure to substantially perform his material duties and responsibilities, provide we first send Mr. Lenz written notice of such failure and allow between 30 and 90 days to cure such non-performance.

Under Mr. Lenz’s severance benefits agreement, a “constructive termination” is deemed to occur when he has been demoted or his duties have been materially reduced, there has been an adverse change in his annual base salary or benefits, or he has been subject to discrimination prohibited by federal or state law.

Daniel Greenleaf
Former Chief Executive Officer and President

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

Option Grants. Pursuant to Mr. Greenleaf’s separation agreement, Mr. Greenleaf waived his right to any stock options that have not vested as of the separation date. Therefore, of the total 2,731,056 options grants issued to Mr. Greenleaf during his employment, Mr. Greenleaf forfeited a total of 976,115, and the remaining 1,754,940 option grants are exercisable within 12 months of the separation date.

Bonus Compensation. Mr. Greenleaf is also eligible to receive an annual cash bonus upon achievement of certain performance criteria established by our Board each year. The following table describes the criteria, the maximum amount for which Mr. Greenleaf was eligible to receive for 2007 for fully satisfying each criterion, and the amount he was paid for each such criterion for 2007:

2007 Criteria	Eligible Amount	Amount Awarded
Completion of financings resulting in gross proceeds of a targeted amount	$40,000	$0
Listing of common stock on national securities exchange	$50,000	$0
Company’s initiation of 5 Phase II corporate sponsored clinical trials	$30,000	$0
Company’s completion of enrollment of 3 Phase II clinical trials	$20,000	$0
Acquisition of a compound as approved by the Board of Directors	$30,000	$30,000
Sale of Chiral Quest	$40,000	$40,000
Acceptance of NDA filing for review for Leishmaniasis	$15,000	$0
Qualitative factors relating to leadership, teamwork, peer interaction, initiative and communication	$25,000	$0
Total	$250,000	$70,000

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2007. All of the option awards described in the following table were issued pursuant to our 2003 Stock Option Plan.

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Michael D. Becker	–		5,013,343	(2)	$0.30	11/21/2017
	–		299,740	(2)	$0.30	11/21/2017
Brian Lenz	15,000	(3)	–		$1.67	10/06/2013
	25,000	(4)	–	(4)	$1.40	04/19/2014
	40,000	(5)	20,000	(5)	$1.08	01/24/2015
	66,667	(6)	33,333	(6)	$1.03	11/29/2015
	33,333	(7)	66,667	(7)	$0.85	03/31/2016
	–	(8)	100,000	(8)	$0.55	05/11/2017
Edward C. Bradley	–		700,000	(9)	$0.55	02/01/2017
Daniel Greenleaf	594,264	(10)	–		$0.88	11/08/2008
	963,386	(10)	–		$0.89	11/08/2008
	197,290	(10)	–		$0.56	11/08/2008

(1)	All options granted pursuant to our 2003 Stock Option Plan.
(2)
Options were granted in accordance with Mr. Becker’s employment agreement dated November 11, 2007. Pursuant to Mr. Becker’s employment agreement, the Company issued 5,013,343 shares of the Company’s common stock, equal to 10% of the outstanding shares of common stock of the Company at the date of the employment agreement. Additionally, the Company issued to Mr. Becker merger options to purchase 856,440 shares of the Company’s common stock on the date of the employment agreement, equal to 10% of the shares of common stock that have not been released from escrow pursuant to the Greenwich Therapeutics, Inc. acquisition in October 2005. As stated above, 35% of the shares held in escrow were released on December 4, 2007, and a commensurate portion of Mr. Becker’s option to purchase 856,400 immediately vested.

(3)	Options were granted on October 6, 2003 and vested in three equal amounts on each of October 6, 2004, October 6, 2005 and October 6, 2006.
(4)	Options were granted on April 19, 2004 and vested in three equal amounts on each of April 19, 2005, April 19, 2006 and April 19, 2007.
(5)	Options were granted on January 24, 2005 and vest in three equal amounts on each of January 24, 2006, January 24, 2007, and January 24, 2008.
(6)	Options were granted on November 29, 2005 and vest in three equal amounts on each of November 29, 2006, November 29, 2007, and November 29, 2008.
(7)	Options were granted on March 31, 2006 and vest in three equal amounts on each of March 31, 2007, March 31, 2008, and March 31, 2009.
(8)	Options were granted on May 11, 2007 and vest in three equal amounts on each of May 11, 2008, May 11, 2009, and May 11, 2010.
(9)
Upon commencement of Dr. Bradley’s employment with the Company, Dr. Bradley had received stock options to purchase 700,000 shares of the Company's common stock. The terms of his employment agreement provided that stock options representing 233,333 shares of the Company's common stock vested on February 1, 2008, with the balance of the stock options to vest in equal installments on February 1, 2009 and 2010. As disclosed above, Dr. Bradley resigned from his position with the Company on April 11, 2008. See “ - Employment Agreements with Named Executives - Edward C. Bradley.”

(10)	Options vested in accordance with Mr. Greenleaf’s separation agreement with the Company dated November 14, 2007.

Executive Compensation under the 2003 Stock Option Plan

As of December 31, 2007, we have outstanding 13,500,000 stock options issued under our 2003 Stock Option Plan, of which 10,133,390 have been issued to the named executives through December 31, 2007.

Director Compensation

On April 5, 2006, our board of directors approved a compensation plan for our outside directors. Pursuant to the plan, each non-employee director serving on the board is entitled to receive $15,000 per year, payable upon reelection to the board by the shareholders. Additionally, the chair of the audit committee of the board shall receive $4,000 yearly and each member of a committee is entitled to receive $1,000 upon each meeting of a committee. Directors who are employees of the Company do not receive compensation for their service on the Board and shall only receive compensation in their capacities as employees.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Option Awards		All Other Compensation		Total
Vincent M. Aita (1)	$17,000	$12,651	(1)	$–		$29,651
Johnson Y.N. Lau	$20,000	$76,657	(2)	$–		$96,657
Stephen C. Rocamboli	$17,000	$18,660	(3)	$–		$35,660
Stephen A. Roth (4)	$17,000	$60,712	(4)	$–		$77,712
Michael Weiser	$16,000	$18,660	(3)	$–		$34,660
Xumu Zhang (5)	$–	$3,085	(5)	$45,000	(6)	$48,085

(1)
Mr. Aita resigned from the Board of Directors on September 10, 2007. Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123R, of the award and immediate vesting of one-third of 100,000 options granted on July 11, 2007.

(2)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123R, of the following stock options awards: (i) the vesting of one-third of 170,000 options granted on January 12, 2006 which vest in three equal installments beginning on January 12, 2007; (ii) the vesting of 75,000 options on March 31, 2007; (iii) the immediate vesting of one-third of 100,000 options granted on July 11, 2007, and the remaining two-thirds vest equally on July 11, 2008 and July 11, 2009. Assumptions used in the calculation of this amount for employees are identified in Note 8 to our financial statements for the year ended December 31, 2007 as included in our Form 10-KSB for the year ended December 31, 2007.

(3)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123R, of the award of the immediate vesting of one-third of 100,000 options granted on July 11, 2007, and the remaining two-thirds vest equally on July 11, 2008 and July 11, 2009. Assumptions used in the calculation of this amount for employees are identified in Note 8 to our financial statements for the year ended December 31, 2007 as included in our Form 10-KSB for the year ended December 31, 2007.

(4)
Mr. Roth resigned from the Board of Directors on July 16, 2007. Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123R, of the following stock option awards: (i) the vesting of one-third of 120,000 options granted on January 12, 2006 on January 12, 2007. Assumptions used in the calculation of this amount for employees are identified in Note 8 to our financial statements for the year ended December 31, 2007 as included in our Form 10-KSB for the year ended December 31, 2007.

(5)
Mr. Zhang resigned from the Board of Directors on July 16, 2007. Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123R, of the vesting of one-quarter of 650,052 options on June 15, 2007 that represented the last annual installment of the option granted on June 15, 2003. Assumptions used in the calculation of this amount for employees are identified in Note 8 to our financial statements for the year ended December 31, 2007 as included in our Form 10-KSB for the year ended December 31, 2007.

(6)
The Company and Dr. Zhang entered into a Consulting Agreement dated May 15, 2003, which expired May 14, 2007, by which Dr. Zhang provides consulting services for the Company and received an annual consulting fee of $120,000, payable in bi-monthly installments.

Compensation Committee Interlocks and Insider Participation

There were no interlocks or other relationships with other entities among our executive officers and directors that are required to be disclosed under applicable SEC regulations relating to compensation committee interlocks and insider participation.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth certain information regarding the ownership of our common stock as of April 23, 2008 by: (i) each director and nominee for director; (ii) each of our current executive officers; (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of at least five percent of our common stock. Beneficial ownership is determined under rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 180 Mount Airy Road, Suite 102, Basking Ridge, New Jersey 07920.

Name and Address	Number of Shares Beneficially Owned (1)		Percentage of Class
Michael D. Becker	50,000	(1)	*
Brian Lenz	535,703	(2)	*
Stephen C. Rocamboli	958,402	(3)	*
Michael Weiser, M.D., Ph.D.	2,039,362	(4)	1.7
Edward C. Bradley, M.D.	476,666	(5)	*
Johnson Y.N. Lau, M.D., Ph.D.	330,000	(6)	*
All Executive Officers and Directors as a group (6 persons)	4,354,549
Lester Lipschutz 1650 Arch Street – 22nd Floor Philadelphia, PA 19103	10,541,364	(7)	8.7
Lindsay A. Rosenwald 787 7th Avenue, 48th Floor New York, NY 10019	16,222,314	(8)	13.4

* Less than 1%.

(1)	Represents 50,000 shares purchased on January 14, 2008.
(2)
Represents: (i) shares issuable upon exercise (at a price of $1.67 per share) of an option, 15,000 shares of which were vested as of October 6, 2006; (ii) shares issuable upon exercise (at a price of $1.40 per share) of an option, 25,000 of which were vested as of April 19, 2007; (iii) shares issuable upon exercise (at a price of $1.08 per share) of an option, 20,000 shares of which were vested as of January 24, 2008; (iv) shares issuable upon exercise (at a price of $1.03 per share) of an option 66,667 shares of which vested as of November 29, 2007; (v) shares issuable upon exercise (at a price of $0.85 per share) of an option, of which 66,667 shares were vested as of March 31, 2008; (vi) shares issuable upon exercise (at a price of $0.55 per share) of an option, 33,334 shares of which will vest on May 11, 2008; (vii) shares issuable upon exercise of a warrant issued on June 29, 2007, to purchase 3,289 shares at a price of $0.40; (viii) 5,000 shares purchased December 9, 2005; (ix) 10,000 shares purchased on January 14, 2008; (x) 10 shares of Series A convertible preferred stock and warrants which convert into 166,666 shares common stock and 86,622 warrants; and (xi) 0.285 shares of Series B convertible preferred stock which converts into 750 shares of common stock.

(3)
Represents: (i) 719,335 shares owned by, and 144,000 shares issuable upon the exercise of two warrants held by, Stephen C. Rocamboli as Trustee for The Stephen C. Rocamboli April 2005 Trust u/a/d April 7, 2005; (ii) 12,900 shares issuable upon exercise (at a price of $1.96 per share) of an option which fully vested on October 28, 2006; (iii) 100,000 shares issuable upon exercise (at a price of $0.38 per share) of an option, 33,334 shares were vested as of July 11, 2007; and (iv) 15,500 shares purchased on January 14, 2008.

(4)
Represents: (i) 1,612,068 shares owned by, and 280,000 shares issuable upon the exercise of a warrant; (ii) 12,900 shares issuable upon exercise (at a price of $1.96 per share) of an option which fully vested on October 28, 2006; (iii) 100,000 shares issuable upon exercise (at a price of $0.38 per share) of an option, 33,334 shares were vested as of July 11, 2007; and (iv) 10.570 shares of Series B convertible stock and warrants which convert into 27,816 shares of common stock and 6,578 warrants.

(5)	Represents: (i) 10,000 shares purchased on February 7, 2007; and (ii) shares issuable upon exercise (at a price of $0.55 per share) of an option, 466,666 of which were vested as of April 15, 2008.
(6)
Represents: (i) shares issuable upon exercise (at a price of $0.75 per share) of an option, 170,000 shares of which 113,333 were vested as of January 12, 2008; (ii) shares issuable upon exercise (at a price of $0.85 per share) of an option to purchase 150,000 shares which fully vested on March 31, 2007; (iii) shares issuable upon exercise (at a price of $0.38 per share) of an option, 33,334 shares of which vested on July 11, 2007.

(7)
Based on Schedule 13G filed with the SEC on August 1, 2007. Represents shares owned equally by several trusts established for the benefit of Dr. Lindsay A. Rosenwald or members of his immediate family, for which Mr. Lipschutz is the trustee/investment manager, and over which he has voting control and investment power.

(8)
Based on a Schedule 13G/A filed December 31, 2007, and includes (i) 1,285,485 shares issuable upon the exercise of warrants; (ii) 392,830 shares held by Paramount BioCapital Investments, LLC of which Dr. Rosenwald is the managing member. In addition, this total includes 500 shares of Series A convertible stock and warrants held by Capretti Grandi, LLC, of which Dr. Rosenwald is a controlling executive, which convert into 8,333,333 shares of common stock and 4,166,666 warrants.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, the (i) number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (ii) the weighted average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans. All outstanding options identified herein are governed by the terms of the Company’s 2003 Stock Option Plan, as amended (the “2003 Plan”). The brief summary of the 2003 Plan which follows is qualified in its entirety by reference to the complete text, a copy of which was attached as Exhibit 10.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding (a)) (c)
Equity compensation plans approved by security holders(1)	7,500,000	$0.57	-0-

Equity compensation plans not approved by security holde(2)	2,633,390	$0.30	3,366,610

Total	10,133,390	$0.50	3,366,610

(1)	Represents shares issued under our 2003 Plan.
(2)	Represents shares issues under our 2003 Plan in excess of the number of shares of Common Stock approved for issuances by our shareholders under the 2003 Plan.

General

In June 2003, the Board approved and adopted the 2003 Plan. The shareholders approved an amendment to the 2003 Plan in May 2006 to increase the number of shares of Common Stock authorized for issuance to a total of 6,500,000 shares of Common Stock for issuance and another amendment in May 2007 to increase the number of Common Stock authorized for issuance to a total of 7,500,000. On November 16, 2007, the Board approved an amendment to the 2003 Plan to increase to 15,000,000 the number of shares of Common Stock authorized for issuance under the Plan. As of the date of this report, stock options relating to an aggregate of 10,133,390 shares of Common Stock had been granted at exercise prices ranging from $0.54 to $11.20. Of those stock options, 7,500,000 were issued under the Plan as approved by the shareholders and 2,633,390 were issued under the Plan as amended by the Board.

The purpose of the Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives, or Incentives, designed to attract, retain and motivate employees of and consultants to the Company.

The Plan provides that a committee, or the Committee, composed of at least two disinterested members of the board of directors of the Company may grant Incentives in the following forms: (a) stock options; (b) stock appreciation rights, or SARs; (c) stock awards; (d) restricted stock; (e) performance shares; and (f) cash awards. Incentives may be granted to participants who are employees of or consultants to the Company (including officers and directors of the Company who are also employees of or consultants to the Company) selected from time to time by the Committee. In the event there is no Committee, then the entire Board shall have responsibility for administering the 2003 Plan.

Types of Incentives

Stock Options

Under the 2003 Plan, the Committee may grant non-qualified and incentive stock options to eligible participants to purchase shares of Common Stock from the Company. The 2003 Plan confers on the Committee discretion, with respect to any such stock option, to determine the number and purchase price of the shares subject to the option, the term of each option and the time or times during its term when the option becomes exercisable. The purchase price for incentive stock options may not be less than the fair market value of the shares subject to the option on the date of grant. The number of shares subject to an option will be reduced proportionately to the extent that the optionee exercises a related SAR. The term of a non-qualified option may not exceed 10 years from the date of grant and the term of an incentive stock option may not exceed 10 years from the date of grant. Any option shall become immediately exercisable in the event of specified changes in corporate ownership or control. The Committee may accelerate the exercisability of any option. The Committee may approve the purchase by the Company of an unexercised stock option for the difference between the exercise price and the fair market value of the shares covered by such option.

The option price may be paid in cash, check, bank draft or by delivery of shares of Common Stock valued at their fair market value at the time of purchase or by withholding from the shares issuable upon exercise of the option shares of Common Stock valued at their fair market value or as otherwise authorized by the Committee.

In the event that an optionee ceases to be an employee of or consultant to the Company for any reason, including death, any stock option or unexercised portion thereof which was otherwise exercisable on the date of termination of employment shall expire at the time or times established by the Committee.

Stock Appreciation Rights

A stock appreciation right, or a SAR, is a right to receive, without payment to the Company, a number of shares, cash or any reverse stock split thereof, the amount of which is determined pursuant to the formula described below. A SAR may be granted with respect to any stock option granted under the Plan, or alone, without reference to any stock option. A SAR granted with respect to any stock option may be granted concurrently with the grant of such option or at such later time as determined by the Committee and as to all or any portion of the shares subject to the option.

The 2003 Plan confers on the Committee discretion to determine the number of shares as to which a SAR will relate as well as the duration and exercisability of a SAR. In the case of a SAR granted with respect to a stock option, the number of shares of Common Stock to which the SAR pertains will be reduced in the same proportion that the holder exercises the related option. The term of a SAR may not exceed ten years and one day from the date of grant. Unless otherwise provided by the Committee, a SAR will be exercisable for the same time period as the stock option to which it relates is exercisable. Any SAR shall become immediately exercisable in the event of specified changes in corporate ownership or control. The Committee may accelerate the exercisability of any SAR.

Upon exercise of a SAR, the holder is entitled to receive an amount which is equal to the aggregate amount of the appreciation in the shares of Common Stock as to which the SAR is exercised. For this purpose, the "appreciation" in the shares consists of the amount by which the fair market value of the shares of Common Stock on the exercise date exceeds (a) in the case of a SAR related to a stock option, the purchase price of the shares under the option or (b) in the case of a SAR granted alone, without reference to a related stock option, an amount determined by the Committee at the time of grant. The Committee may pay the amount of this appreciation to the holder of the SAR by the delivery of Common Stock, cash, or any reverse stock split of Common Stock and cash.

Restricted Stock

Restricted stock consists of the sale or transfer by the Company to an eligible participant of one or more shares of Common Stock which are subject to restrictions on their sale or other transfer by the employee. The price at which restricted stock will be sold will be determined by the Committee, and it may vary from time to time and among employees and may be less than the fair market value of the shares at the date of sale. All shares of restricted stock will be subject to such restrictions as the Committee may determine. Subject to these restrictions and the other requirements of the 2003 Plan, a participant receiving restricted stock shall have all of the rights of a shareholder as to those shares, including, for example, the right to vote such shares.

Stock Awards

Stock awards consist of the transfer by the Company to an eligible participant of shares of Common Stock, without payment, as additional compensation for services to the Company. The number of shares transferred pursuant to any stock award will be determined by the Committee.

Performance Shares

Performance shares consist of the grant by the Company to an eligible participant of a contingent right to receive cash or payment of shares of Common Stock. The performance shares shall be paid in shares of Common Stock to the extent performance objectives set forth in the grant are achieved. The number of shares granted and the performance criteria will be determined by the Committee.

Non-Transferability of Most Incentives

No stock option, SAR, performance share or restricted stock granted under the Plan is transferable by its holder, except in the event of the holder's death, by will or the laws of descent and distribution. During an employee's lifetime, an Incentive may be exercised only by him or her or by his or her guardian or legal representative.

Amendment to the Plan

The Board of Directors may amend or discontinue the 2003 Plan at any time. However, no such amendment or discontinuance may, subject to adjustment in the event of a merger, recapitalization, or other corporate restructuring, (a) change or impair, without the consent of the recipient thereof, an Incentive previously granted, (b) materially increase the maximum number of shares of Common Stock which may be issued to all participants under the 2003 Plan, (c) materially change or expand the types of Incentives that may be granted under the 2003 Plan, (d) materially modify the requirements as to eligibility for participation in the 2003 Plan, or (e) materially increase the benefits accruing to participants. Certain 2003 Plan amendments require shareholder approval, including amendments which would materially increase benefits accruing to participants, increase the number of securities issuable under the 2003 Plan, or change the requirements for eligibility under the 2003 Plan.

Federal Income Tax Consequences

The following discussion sets forth certain United States income tax considerations concerning the ownership of Common Stock. These tax considerations are stated in general terms and are based on the Internal Revenue Code of 1986, as amended, regulations thereunder and judicial and administrative interpretations thereof. This discussion does not address state or local tax considerations with respect to the ownership of Common Stock. Moreover, the tax considerations relevant to ownership of Common Stock may vary depending on a holder's particular status.

Long-term capital gains currently are generally subject to lower tax rates than ordinary income or short-term capital gains. The maximum long-term capital gains rate for federal income tax purposes is currently 15 percent while the maximum ordinary income rate and short-term capital gains rate is effectively 35 percent.

 Incentive Stock Options.  Incentive stock options under the 2003 Plan are intended to be eligible for the favorable federal income tax treatment accorded “incentive stock options” under the Code.

There generally are no federal income tax consequences to the option holder or the Company by reason of the grant or exercise of an incentive stock option. However, the exercise of an incentive stock option may increase the option holder’s alternative minimum tax liability, if any.

If an option holder holds stock acquired through exercise of an incentive stock option for at least two years from the date on which the option is granted and at least one year from the date on which the shares are transferred to the option holder upon exercise of the option, any gain or loss on a disposition of such stock will be a long-term capital gain or loss.

Generally, if the option holder disposes of the stock before the expiration of either of these holding periods (a “disqualifying disposition”), then at the time of disposition the option holder will realize taxable ordinary income equal to the lesser of (i) the excess of the stock’s fair market value on the date of exercise over the exercise price, or (ii) the option holder’s actual gain, if any, on the purchase and sale. The option holder’s additional gain or any loss upon the disqualifying disposition will be a capital gain or loss, which will be long-term or short-term depending on whether the stock was held for more than one year.

To the extent the option holder recognizes ordinary income by reason of a disqualifying disposition, the Company will generally be entitled (subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation) to a corresponding business expense deduction in the tax year in which the disqualifying disposition occurs.

Non-statutory Stock Options.  Non-statutory stock options granted under the 2003 Plan generally have the following federal income tax consequences:

There are no tax consequences to the option holder or the Company by reason of the grant of a non-statutory stock option. Upon exercise of a non-statutory stock option, the option holder normally will recognize taxable ordinary income equal to the excess, if any, of the stock’s fair market value on the date of exercise over the option exercise price. However, to the extent the stock is subject to certain types of vesting restrictions, the taxable event will be delayed until the vesting restrictions lapse unless the participant elects to be taxed on receipt of the stock. With respect to employees, the Company is generally required to withhold from regular wages or supplemental wage payments an amount based on the ordinary income recognized. Subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation, the Company will generally be entitled to a business expense deduction equal to the taxable ordinary income realized by the option holder.

Upon disposition of the stock, the option holder will recognize a capital gain or loss equal to the difference between the selling price and the sum of the amount paid for such stock plus any amount recognized as ordinary income upon exercise of the option (or vesting of the stock). Such gain or loss will be long-term or short-term depending on whether the stock was held for more than one year.

Potential Limitation on Company Deductions.  Section 162(m) of the Code denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation to such covered employee exceeds $1 million. It is possible that compensation attributable to stock options, when combined with all other types of compensation received by a covered employee from the Company, may cause this limitation to be exceeded in any particular year.

Certain kinds of compensation, including qualified “performance-based compensation,” are disregarded for purposes of the deduction limitation. In accordance with Department of Treasury regulations issued under Section 162(m), compensation attributable to stock options will qualify as performance-based compensation if the option is granted by a compensation committee comprised solely of “outside directors” and either (i) the plan contains a per-employee limitation on the number of shares for which options may be granted during a specified period, the per-employee limitation is approved by the shareholders, and the exercise price of the option is no less than the fair market value of the stock on the date of grant, or (ii) the option is granted (or exercisable) only upon the achievement (as certified in writing by the compensation committee) of an objective performance goal established in writing by the compensation committee while the outcome is substantially uncertain, and the option is approved by shareholders. The 2003 Plan limits the number of shares relating to stock option grants awarded to an individual in any year to 900,000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

The Company has engaged Paramount BioCapital, Inc., (“Paramount”) as our placement agent during our 2007 and 2008 financing. Lindsay A. Rosenwald, M.D., is the Chairman, CEO and sole stockholder and substantial stockholder of the Company. The Company paid commissions of $119,700 and issued 450,000 warrants to Paramount in connection with the 2007 financing, and paid commissions of $207,200 and issued 4,932,500 warrants to Paramount in connection with the 2008 financing.

Director Independence

In determining whether the members of our Board and its committees are independent, we have elected to use the definition of “independence” set forth by the Marketplace Rule 4200(a)(15) of The Nasdaq Stock Market and the standards for independence established by The Nasdaq Stock Market, whereby a majority of the members of a listed company’s board of directors must qualify as “independent” as determined by the board. Our Board of Directors consults with our legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable listing standards of The Nasdaq Stock Market. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and VioQuest Pharmaceuticals, Inc., its senior management and its independent registered public accounting firm, the Board has determined that Mr. Stephen C. Rocamboli, Dr. Johnson Y.N. Lau, and Dr. Michael Weiser, are independent directors within the meaning of the applicable listing standard of The Nasdaq Stock Market.

ITEM 13. EXHIBITS.

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated July 1, 2005 by and among the Registrant, VQ Acquisition Corp. and Greenwich Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-QSB filed November 14, 2005).

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
** Filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed on March 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by J.H. Cohn LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31:

Fee Category	2007 Fees	2006 Fees
Audit Fees	$90,000	$140,148
Audit-Related Fees (1)	73,656	46,950
Tax Fees (2)	40,403	36,285
All Other Fees (3)	24,747	—
Total Fees	$228,806	$223,383

(1)
Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements but not reported under the caption “Audit Fees.” These fees include review of registration statements and participation at board of director and audit committee meetings.

(2)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.
(3)	All Other Fees consist of aggregate fees billed for services provided by the independent registered public accounting firm, other than those disclosed above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

At present, our audit committee approves each engagement for audit or non-audit services before we engage our independent registered public accounting firm to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage our independent registered public accounting firm to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent registered public accounting firm for fiscal 2007 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, VioQuest Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2008.

VioQuest Pharmaceuticals, Inc.

By:	/s/ Michael D. Becker
Michael D. Becker
President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of VioQuest Pharmaceuticals, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Becker	President & Chief Executive Officer and Director	April 29, 2008
Michael Becker	(Principal Executive Officer)

/s/ Brian Lenz	Chief Financial Officer and Treasurer	April 29, 2008
Brian Lenz	(Principal Financial and Accounting Officer)

/s/ Johnson Y. N. Lau	Director	April 29, 2008
Johnson Y. N. Lau

/s/ Stephen C. Rocamboli	Chairman of the Board	April 29, 2008
Stephen C. Rocamboli

/s/ Michael Weiser	Director	April 29, 2008
Michael Weiser