Form 10-Q
period 2008-03-31
VioQuest Pharmaceuticals, Inc.
filed 2008-05-14
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-16686

VIOQUEST PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1486040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Mount Airy Road, Suite 102, Basking Ridge, New Jersey 07920
(Address of Principal Executive Offices)

(908) 766-4400
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 12, 2008 there were 5,461,644 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	March 31, 2008 (Unaudited)	December 31, 2007 (Note 1A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$305,561	$694,556
Prepaid clinical research costs	287,055	189,359
Deferred financing costs	-	357,581
Other current assets	57,925	66,836
Total Current Assets	650,541	1,308,332

PROPERTY AND EQUIPMENT, NET	32,464	34,789
SECURITY DEPOSITS	15,232	15,232
TOTAL ASSETS	$698,237	$1,358,353

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$2,635,869	$1,873,500
Accrued compensation and related taxes	255,208	373,460
Other accrued expenses	561,070	665,273
Convertible notes, net of unamortized debt discount of $0 and $917,612	-	2,930,388
TOTAL LIABILITIES	3,452,147	5,842,621

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK; $0.001 par value: 10,000,000 shares authorized
Series A mandatorily redeemable convertible preferred stock; 765 shares issued and outstanding at March 31, 2008	6,321	-
Series B mandatorily redeemable convertible preferred stock; 3,910 shares issued and outstanding at March 31, 2008	3,910,165	-
Dividends payable in shares of common stock	14,947	-
TOTAL MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK	3,931,433	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock; $0.001 par value: 200,000,000 shares authorized, 5,462,112 shares issued and outstanding	5,462	5,462
Additional paid-in capital	35,822,473	34,942,567
Accumulated deficit	(42,513,278)	(39,432,297)
Total Stockholders' Deficiency	(6,685,343)	(4,484,268)
TOTAL LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY	$698,237	$1,358,353

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

OPERATING EXPENSES
Research and development	$979,094	$1,368,811
General and administrative	690,339	913,651
Total Operating Expenses	1,669,433	2,282,462

LOSS FROM OPERATIONS	(1,669,433)	(2,282,462)

INTEREST (EXPENSE) / INCOME, NET	(1,411,548)	25,684

LOSS FROM CONTINUING OPERATIONS	(3,080,981)	(2,256,778)

LOSS FROM DISCONTINUED OPERATIONS	-	(261,475)

NET LOSS	$(3,080,981)	$(2,518,253)

NET LOSS PER COMMON SHARE:
CONTINUING OPERATIONS	$(0.63)	$(0.49)
DISCONTINUED OPERATIONS	-	(0.06)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.63)	$(0.55)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	4,905,426	4,605,672

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
	Shares	Amount
Balance, January 1, 2008	5,462,112	$5,462	$34,942,567	$(39,432,297)	$(4,484,268)
Net loss for the three months ended March 31, 2008				(3,080,981)	(3,080,981)
Value of warrants issued to placement agents with March 14, 2008 Series A mandatorily redeemable convertible preferred stock			140,164		140,164
Value of warrants issued to investors and beneficial conversion feature embedded in Series A mandatorily redeemable convertible preferred stock			531,286		531,286
Accretion of discount on Series A mandatorily redeemable convertible preferred stock			(6,321)		(6,321)
Discount on convertible notes			62,166		62,166
Stock-based compensation to employees			152,599		152,599
Stock-based compensation to consultants and finder			12		12
Balance, March 31, 2008	5,462,112	$5,462	$35,822,473	$(42,513,278)	$(6,685,343)

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,080,981)	$(2,518,253)
Loss from discontinued operations	-	261,475
Loss from continuing operations	(3,080,981)	(2,256,778)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation	2,325	2,307
Stock-based compensation to employees	152,599	221,771
Stock-based compensation to consultants and finder	12	53,178
Amortization of debt discount and deferred financing fees	1,399,524	-
Dividends payable on mandatorily redeemable convertible preferred stock	14,947	-
Changes in operating assets and liabilities:
Prepaid clinical research costs	(97,696)	17,215
Other assets	8,911	(100,907)
Accounts payable	762,369	759,403
Accrued expenses	(222,455)	(43,297)
Net Cash Used in Continuing Operating Activities	(1,060,445)	(1,347,108)
Net Cash Used in Discontinued Operating Activities:	-	(342,098)
Net Cash Used in Operating Activities	(1,060,445)	(1,689,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	-	(2,277)
Net Cash Used in Continuing Investing Activities	-	(2,277)
Net Cash Used in Discontinued Investing Activities:	-	(23,555)
Net Cash Used in Investing Activities	-	(25,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mandatorily redeemable convertible preferred stock with warrants, net of cash costs of $93,550	671,450	-
Repayment of note payable	-	(75,000)
Net Cash Provided By / (Used in) Continuing Financing Activities	671,450	(75,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(388,995)	(1,790,038)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	694,556	2,931,265
CASH AND CASH EQUIVALENTS – END OF PERIOD	$305,561	$1,141,227

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Value of warrants issued to the placement agent in connection with issuance of mandatorily redeemable convertible preferred stock	$140,164	$-
Value of beneficial conversion feature related to mandatorily redeemable convertible preferred stock	$531,286	$-
Conversion of convertible notes into mandatorily redeemable convertible series B preferred stock	$3,910,165	$-

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2008 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB of VioQuest Pharmaceuticals, Inc. for the year ended December 31, 2007. The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited balance sheet as of that date included in the Form 10-KSB. References to the “Company,” the “Registrant,” “we,” “us,” “our” or in this Quarterly Report on Form 10-Q refer to VioQuest Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries, together taken as a whole, unless the context indicates otherwise. Xyfid™ is our trademark for 1% uracil topical cream that we are developing for the treatment and prevention of palmar-plantar erythrodysesthesia (PPE), also known as hand-foot syndrome (HFS), a relatively common dose-limiting side effect of cytotoxic chemotherapy and to treat dry skin conditions and to relieve and to manage the burning and itching associated with various dermatoses including atopic dermatitis, irritant contact dermatitis, radiation dermatitis and other dry skin conditions, by maintaining a moist wound and skin environment. Lenocta™, previously referred to as VQD-001, or sodium stibogluconate, is our trademark for our oncology product candidate. All other trademarks and trade names mentioned in this Form 10-Q are the property of their respective owners.

The accompanying consolidated financial statements include the accounts of VioQuest Pharmaceuticals, Inc. and its current and former subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our formerly wholly-owned, discontinued subsidiary, Chiral Quest, Ltd., Jiashan China’s functional currency was the United States Dollar. As such, all transaction gains and losses were recorded in discontinued operations.

On September 29, 2006, the Company’s Board of Directors determined to seek strategic alternatives with respect to the Company’s Chiral Quest, Inc. subsidiary (“Chiral Quest”), which included a possible sale or other disposition of the operating assets of that business. Accordingly, the chiral products and services operations and the assets of Chiral Quest are presented in these financial statements as discontinued operations. On July 16, 2007, the Company completed the sale of Chiral Quest to Chiral Quest Acquisition Corp. (“CQAC”) for total cash consideration of approximately $1,700,000. As a result of this transaction, the Company reported a gain of $438,444, which is included in its loss from discontinued operations in the third quarter of 2007. Chiral Quest had accounted for all sales of the Company from its inception. The Company’s continuing operations, which have not generated any revenues, will focus on the remaining drug development operations of VioQuest Pharmaceuticals, Inc. and accordingly, the Company has only one segment. As a result of these reclassifications, the Company no longer provides segment reporting. See Note 2 for a complete discussion on discontinued operations.

The consolidated balance sheets as of December 31, 2007 and the consolidated statements of operations for the three months ended March 31, 2008 and 2007 include reclassifications to reflect discontinued operations.

(B) Nature of Operations

Since August 2004, the Company has focused on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates in the areas of supportive care products, oncology, and infectious diseases for which there are unmet medical needs. Since October 2005, the Company has held license rights to develop and commercialize its two oncology drug candidates, Lenocta (sodium stibogluconate), formerly VQD-001, an inhibitor of specific protein tyrosine phosphatases, and VQD-002 (triciribine phosphate monohydrate), an inhibitor of activated Akt. The rights to these two oncology drug candidates, Lenocta and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. In March 2007, the Company acquired license rights to develop and commercialize Xyfid (1% uracil topical), an adjunctive therapy for the treatment and prevention of Hand-Foot Syndrome (“HFS”), a common and serious side effect of chemotherapy treatments. The Company’s rights to Xyfid are governed by a license agreement with Asymmetric Therapeutics, LLC and Onc Res, Inc., as assigned to the Company by Fiordland Pharmaceuticals, Inc.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

(C) Liquidity

Since inception, the Company has incurred an accumulated deficit of $42,513,278 through March 31, 2008. For the three months ended March 31, 2008 and 2007, the Company had losses from continuing operations of $3,080,981 and $2,256,778, respectively, and used $1,060,445 and $1,347,108 of cash in continuing operating activities for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, the Company had a net loss of $3,080,981 and a net loss of $2,518,253 (which included $2,256,778 from continuing operations), respectively. As of March 31, 2008, the Company had a working capital deficit of $2,801,606 and cash and cash equivalents of $305,561. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing its business strategy, including planned development efforts relating to the Company’s drug candidates, clinical trials and other research and development efforts. As a result, we have insufficient funds to cover our current obligations or future operating expenses. To conserve funds, we will continue to complete our current ongoing Phase I and Phase II studies for VQD-002 and Lenocta, respectively, however we will not initiate any new clinical studies unless and until we receive additional funding. Our current resources are inadequate to continue to fund operations; therefore, we will need to raise capital by the end of the third quarter of 2008 if not sooner. Furthermore, based upon the amount of capital we are required to raise by the end of the third quarter of 2008 to continue operations, we may need to raise additional capital before then to continue to fund our operations at our desired pace throughout 2008, by selling shares of our equity securities or issuing debt, or by potentially sublicensing our rights to our products. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

On March 14, 2008, the Company received gross proceeds of $765,000 from the sale of Series A Mandatorily Redeemable Convertible Preferred Stock (“Series A Preferred”). See Note 4. The Company’s cash and cash equivalents at March 31, 2008 reflect the remaining cash proceeds to the Company from this transaction.

Management anticipates that the Company’s capital resources will be adequate to fund its operations into the third quarter of 2008. Additional financing or potential sublicensing of our rights to our product(s) will be required during the third quarter of 2008 in order to continue to fund operations. The most likely sources of additional financing include the private sale of the Company’s equity or debt securities, including bridge loans to the Company from third party lenders. The Company’s working capital requirements will depend upon numerous factors, which include the progress of its drug development and clinical programs, including associated costs relating to milestone payments, maintenance and license fees, manufacturing costs, patent costs, regulatory approvals and the hiring of additional employees.

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

(D) Stock-Based Compensation

The Company issued options and warrants to purchase an aggregate of 885,000 shares of its common stock during the three months ended March 31, 2008, comprised of 120,000 shares subject to stock options to employees and 765,000 shares subject to warrants issued to investors and placement agents.

Vesting terms for the Company’s stock option plans differ based on the type of grant made. Generally, stock options and warrants granted to employees and non-employee directors vest as to one-third of the shares on each of the first, second and third anniversaries of the grant date. However, vesting has ranged in length from immediate vesting to vesting periods in accordance with the period covered by employment contracts. There were stock options to purchase 15,000 shares of common stock granted to a non-employee director in the first quarter of 2006, of which 7,500 vested immediately and 7,500 vested on the first anniversary of the grant date, stock options to purchase 40,000 shares of common stock granted to four non-employee directors in the third quarter of 2007, of which one-third vested immediately and one-third of the shares vest on each of the first and second anniversaries of the grant date, stock options to purchase 501,334 shares of common stock granted to the President and Chief Executive Officer, which vest as to 25% of the shares on each of the first, second, third and fourth anniversaries of the grant date and stock options to purchase 85,644 shares of common stock granted to the President and Chief Executive Officer, which will vest in four equal annual installments commencing on the first anniversary of the grant date. However, this option is only exercisable to the extent that the shares of the Company’s common stock held in an escrow account in favor of the former stockholders of Greenwich Therapeutics, Inc. in connection with the Company’s October 2005 acquisition of Greenwich are released from escrow. As of March 31, 2008, 35% of the common stock held in escrow had been released and the Company has determined that it is probable that another 35% of the common stock held in escrow will be released by the June 30, 2008 deadline.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

Stock options and warrants granted to parties other than employees and non-employee directors vest over individually agreed upon terms. The Company issued 765,000 warrants that vested immediately to investors and the placement agent that participated in the March 14, 2008 financing relating to the issuance and sale of Series A Preferred stock. See Note 4.

Following the vesting periods, options are exercisable until the earlier of 90 days after an employee’s employment with the Company terminates or the tenth anniversary of the initial grant, subject to adjustment under certain conditions. The Company recorded total compensation charges in the three months ended March 31, 2008 related to the fair value of employee and non-employee director stock option grants of $152,599.

The Company uses the Black-Scholes option pricing model to calculate the fair value of options and warrants granted under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment (“SFAS 123R”). The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions set forth below, the weighted average fair values of the stock options granted during the three months ended March 31, 2008 were $0.12.

The table below sets forth the key assumptions used in the valuation calculations for options granted in the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Term	7 years	7 years
Volatility	298%	232-233%
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.3%	4.5-4.9%
Forfeiture rate	0%-26%	22%

The following table summarizes information about the Company’s stock options as of and for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2008	1,013,339	$9.90
Granted	120,000	$1.20
Exercised	-	-
Forfeited or expired	(18,600)	$6.00
Outstanding at March 31, 2008	1,114,739	$4.60	7.75	$-
Exercisable at March 31, 2008	311,261	$8.50	3.00	$-

As of March 31, 2008, there was $2,026,372 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately 3.28 years.

As of March 31, 2008, an aggregate of 235,261 shares remained available for future grants and awards under the Company’s stock incentive plan, which covers stock options and restricted stock awards. The Company issues unissued shares to satisfy stock option exercises and restricted stock awards.

(E) Warrants Issued With Convertible Debt and Mandatorily Redeemable Convertible Preferred Stock

The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments and mandatorily redeemable convertible preferred stock with nondetachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27. Such values are determined by allocating an appropriate portion of the proceeds received from the debt instruments to the debt and warrants based on their relative fair value and an appropriate portion of the proceeds received from the preferred stock to the preferred stock and warrants based on their relative fair value.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

The fair value allocated to the warrants issued with convertible debt is recorded as additional paid-in capital and as debt discount, which is charged to interest expense over the term of the debt instrument. The fair value allocated to the warrants issued with mandatorily redeemable convertible preferred stock is recorded as additional paid-in capital and as preferred stock discount, which is accreted through a charge to accumulated deficit through the date of earliest conversion.

The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt or preferred stock discount as of that date or, if the terms of the debt instrument or preferred stock are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.

(F) Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, excluding 556,686 common shares held in escrow based upon clinical milestones of Lenocta and VQD-002, as a result of the acquisition of Greenwich Therapeutics. Diluted net loss per share is the same as basic net loss per share, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss applicable to common shareholders during each period presented. The amount of potentially dilutive securities including options and warrants in the aggregate excluded from the calculation were 4,451,372 (including the 556,686 common shares held in escrow, 2,779,947 warrants, and 1,114,739 stock options) at March 31, 2008 and 3,130,459 at December 31, 2007.

(G) Restatement of Net Loss Per Common Share

As a result of the Company effecting a 1-for-10 reverse stock split on April 25, 2008, all common shares, warrants and options have been restated as of December 31, 2007. In accordance with the reverse stock split, each share of the Company’s common stock, warrants and options, were reissued and repriced to purchase or receive one-tenth times the number of shares of common stock immediately theretofor purchasable and the purchase price per is 1,000 percent of the purchase price per share.

NOTE 2 DISCONTINUED OPERATIONS

As explained in Note 1, the Company determined that it would dispose of Chiral Quest on September 29, 2006 and accordingly, the operations and assets of Chrial Quest have been presented in these financial statements as discontinued operations. On July 16, 2007, the Company completed the sale of Chiral Quest to CQAC for total cash consideration of approximately $1,700,000. As a result of this transaction, the Company reported a gain of $438,444 in the third quarter of 2007. Retention bonuses of $106,761 and accrued severance of $90,000 paid to certain Chiral Quest employees have been offset against the gain on sale. Revenues from discontinued operations for the three months ended March 31, 2008 and 2007 were $0 and $803,784, respectively. Loss from discontinued operations for the three months ended March 31, 2008 and 2007, which consisted of revenues less cost of goods sold, management and consulting fees, research and development, selling, general and administrative expenses and depreciation and amortization, totaled $0 and $261,475, respectively.

On July 16, 2007, the Company entered into a sublease agreement with CQAC that will expire on May 30, 2008 to lease its office and laboratory space, which was utilized by Chiral Quest before it was sold to CQAC. CQAC, the subtenant, agreed to make all payments of base rent and additional rent totaling approximately $28,000 per month for a total commitment of $56,000 remaining on the sublease agreement payable directly to the landlord. If CQAC were to default on payment during the sublease agreement’s term, the Company would be obligated to provide payment on behalf of CQAC through the remainder of the original lease term, and the Company will have the right to cancel and terminate the sublease with CQAC upon five days notice to subtenant. As of March 31, 2008, CQAC has fully complied with the sublease agreement with the Company.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

NOTE 3 CONVERTIBLE NOTES

On June 29, 2007 and July 3, 2007, the Company issued and sold a series of 8% convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $3,700,000 with a term of one year from the date of final closing. Investors could have elected, at any time during the term, to convert all unpaid principal plus any accrued but unpaid interest thereon on the Bridge Notes into shares of the Company’s common stock. In the event that the investors had not elected to convert the Bridge Notes, all unpaid principal plus any accrued interest would have automatically converted into the Company’s common stock upon the completion of an equity financing or series of related equity financings by the Company resulting in aggregate gross cash proceeds to the Company of at least $7,000,000. If the Bridge Notes and accrued interest were not converted into shares of the Company’s common stock, all unpaid principal plus any accrued interest would be due and payable on the first anniversary of the final closing.

The face value of the Bridge Notes issued on June 29, 2007 and July 3, 2007, was $2,967,500 and $732,500, respectively. The Company incurred commissions and related costs in association with the Bridge Notes of $245,450 and $50,750 (as explained below) for the June 29, 2007 and July 3, 2007 closings, respectively. The Company also issued to investors five-year warrants (“Bridge Warrants”) to purchase an aggregate of approximately 243,000 (195,000 and 48,000 for the June 29, 2007 and July 3, 2007 closings, respectively) shares of the Company’s common stock at an exercise price of $4.00 per share, which had a fair value of $736,935 and $172,301 as of June 29, 2007 and July 3, 2007, respectively. The Company allocated proceeds from the sale to the Bridge Warrants of $590,334 and $139,489 as of June 29, 2007 and July 3, 2007, respectively, based on their relative fair values to the fair value of the Bridge Notes, which was recorded as a discount to the Bridge Notes. Gross proceeds allocated to the Bridge Notes were $2,377,166 for the June 29, 2007 issuances, and $593,011 for the July 3, 2007 issuances. The discount associated with the value of the warrants will be amortized to interest expense over the term of the Bridge Notes.

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

In connection with the Bridge Notes, the Company issued five-year warrants to placement agents to purchase an aggregate of 120,250 shares of common stock, which are exercisable at a price of $4.20 per share. Based on the Black-Scholes option pricing model, the warrants had a fair value of $356,425 for the June 29, 2007 closing and $73,441 for the July 3, 2007 closing. Additionally, the Company incurred commissions of $205,450, a non-accountable expense allowance of $24,271 to the placement agents and escrow fees of $5,000 for the June 29, 2007 closing and commissions of $50,575 for the July 3, 2007 closing. The Company engaged Paramount BioCapital, Inc. (“Paramount”) as one of its placements agents. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Stephen C. Rocamboli, the Company’s chairman, was employed by Paramount at the time of the Company’s engagement. Of the total consideration provided to the placement agents, the Company issued warrants to Paramount to purchase 45,000 shares of common stock and paid commissions of approximately $119,700. The fair value of the warrants, commissions and fees totaling $591,146 for the June 29, 2007 closing and $124,016 for the July 3, 2007 closing have been recognized as deferred financing costs, which will be amortized to interest expense over the term of the Bridge Notes.

As a condition to the March 14, 2008 private placement, the majority of the holders of the June 29, 2007 and July 3, 2007 convertible promissory notes agreed to convert such notes, together with accrued interest, into approximately 3,910 shares of the Company’s newly-designated Series B Mandatorily Redeemable Convertible Preferred Stock (“Series B Preferred”). See Note 4 for further discussion. The conversion of the Bridge Notes to Series B Preferred stock resulted in a loss on the early extinguishment of debt of $814,355, which is included in interest expense for the three months ended March 31, 2008. The loss is related to non-cash items, such as write-off of unamortized debt issuance costs, BCF and deferred financing costs.

The following assumptions were used for the Black-Scholes calculations for the warrants related to the Bridge Notes:

Term	5 years
Volatility	240%
Dividend yield	0.0%
Risk-free interest rate	4.9-5.0%

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

NOTE 4 MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 14, 2008, the Company issued 765 shares of Series A Preferred stock at a price of $1,000 per share together with five-year warrants to purchase an aggregate of approximately 637,500 shares of our common stock at an exercise price of $1.00 per share for an aggregate purchase price of $765,000. The Company received approximately $671,000 in net cash proceeds after closing costs.

Each share of Series A Preferred stock sold is convertible into shares of the Company's common stock at $0.60 per share, or approximately 1,275,000 shares of common stock in the aggregate. A holder of Series A Preferred stock may convert the shares of Series A Preferred stock to common stock at any time and from time to time upon the holder’s election. The Series A Preferred stock shall automatically convert into common stock in the event that the closing price of the common stock is equal to at least $3.80 per share (as adjusted for stock splits, combinations and similar events) for 20 consecutive trading days. In the event that there has not been a voluntary conversion or mandatory conversion of the Series A Preferred stock by July 3, 2009, the holders of Series A Preferred stock shall have a right to require the Company to redeem their Series A Preferred stock out of funds lawfully available.

In the event of a liquidation, bankruptcy, dissolution or similar proceeding, the holders of the Series A Preferred stock shall rank pari passu with the Series B Preferred stock and shall receive an amount equal to 100% of the Series A Preferred stock price plus any accrued but unpaid dividends. The Series A Preferred stock will be protected against dilution if the Company effects a subdivision or combination of its outstanding common stock or in the event of a reclassification, stock dividend or other distribution payable in securities of the Company and shall have full-ratchet antidilution protection, subject to standard exceptions. The holders of Series A Preferred stock will vote together with all other holders of the Company’s voting stock on all matters submitted to a vote of holders generally, with the holder of each share of Series A Preferred stock being entitled to one vote for each share of common stock into which such shares of Series A Preferred stock could then be converted.

Based upon the Black-Scholes option pricing model, the investor warrants are estimated to be valued at approximately $701,000. The Company allocated the consideration received from the sale of the Series A Preferred stock between the Series A Preferred stock and the warrants on the basis of their relative fair values at the date of issuance, allocating approximately $366,000 to the warrants. The value of the warrants was recognized as an increase in additional paid-in capital and as a discount to the Series A Preferred stock. Furthermore, the fair value of the common shares into which the Series A Preferred stock is convertible on the date of issuance exceeded the proceeds allocated to the Series A Preferred stock, resulting in a beneficial conversion feature of approximately $165,000 that was recognized as an increase in additional paid-in capital and as a discount to the Series A Preferred stock. The discounts are being accreted to the redemption value of the Series A Preferred stock over the mandatory redemption period, using the effective interest method, through a charge to additional paid-in capital.

In connection with the offering, the Company engaged Paramount as our placement agent. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Dr. Rosenwald participated in this financing through a family investment partnership, of which he is the managing member. The family investment partnership purchased 500 shares of Series A Preferred stock and received warrants to purchase 416,700 shares of common stock. Based upon the Black-Scholes option pricing model, the family investment partnership’s investor warrants are estimated to be valued at approximately $458,000. In consideration for the placement agent’s services, the Company paid an aggregate of approximately $54,000 in commissions to Paramount in connection with the offering. The Company also paid to Paramount $35,000 as a non-accountable expense allowance. In addition, the Company issued to Paramount five-year warrants to purchase an aggregate of approximately 127,500 shares of common stock, which are exercisable at a price of $0.80 per share. Based upon the Black-Scholes option pricing model, the warrants issued to Paramount are estimated to be valued at approximately $140,000. The fair value of the warrants, commissions and fees totaling approximately $234,000 that was recognized as a decrease to the Series A Preferred stock. The discount is being accreted to Series A Preferred stock over the mandatory redemption period, using the effective interest method, through a charge to additional paid-in capital. For the three months ended March 31, 2008, the Company accreted $6,321 of Series A Preferred stock discount.

The Series A Preferred stock shall be entitled to an annual dividend equal to 6% of the applicable issuance price per annum, payable semi-annually in cash or shares of common stock, at the option of the Company. If the Company chooses to pay the dividend in shares of common stock, the price per share of common stock to be issued shall be equal to 90% of the average closing price of the common stock for the 20 trading days prior to the date that such dividend becomes payable. During the three months ended March 31, 2008, the Company accrued $1,913 associated with this dividend obligation, which was recorded as interest expense on the accompanying condensed consolidated statements of operations.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

As a condition to the March 14, 2008 closing of the private placement, the majority of the holders of the June 29, 2007 and July 3, 2007 convertible promissory notes agreed to convert such notes, together with accrued interest, into approximately 3,910 shares of Series B Preferred stock. The Series B Preferred stock contains substantially the same economic terms as the previously outstanding senior convertible notes. A holder of Series B Preferred stock may convert the shares of Series B Preferred stock to common stock at any time and from time to time upon the holder’s election. The Series B Preferred stock shall automatically convert into common stock in the event that the closing price of the common stock is equal to at least $3.80 per share (as adjusted for stock splits, combinations and similar events) for 20 consecutive trading days. The Series B Preferred stock is subject to mandatory redemption on July 3, 2009.

Each share of Series B Preferred stock sold is convertible into shares of the Company's common stock at $3.80 per share, or approximately 1,029,000 shares of common stock in the aggregate. The Series B Preferred stock shall be entitled to an annual dividend equal to 8% of the applicable issuance price per annum, payable semi-annually in cash or shares of common stock, at the option of the Company. If the Company chooses to pay the dividend in shares of common stock, the price per share of common stock to be issued shall be equal to 90% of the average closing price of the common stock for the 20 trading days prior to the date that such dividend becomes payable. During the three months ended March 31, 2008, the Company accrued $13,034 associated with this dividend obligation, which was recorded as interest expense on the accompanying condensed consolidated statements of operations.

In the event of a liquidation, bankruptcy, dissolution or similar proceeding, the holders of the Series B Preferred stock shall rank pari passu with the Series A Preferred stock and shall receive an amount equal to 100% of the Series B Preferred stock price plus any accrued but unpaid dividends.

The following assumptions were used for the Black-Scholes calculations for the warrants related to the financing:

Term	5 years
Volatility	301%
Dividend yield	0.0%
Risk-free interest rate	2.4%

NOTE 5 SUBSEQUENT EVENTS

On April 15, 2008, the Company’s Board of Directors authorized an amendment to the Company’s certificate of incorporation to provide for the combination of the Company’s common stock in the form of a 1-for-10 reverse stock split. In accordance with the reverse stock split, each share of the Company’s common stock was reissued and repriced for each 10 shares of common stock exchanged by the holders of record at 12:01 a.m. on April 25, 2008 (the “Effective Time”). Further, each option to purchase shares of common stock outstanding as of the Effective Time and any other outstanding and unexercised warrants or similar rights to purchase or receive shares of common stock outstanding immediately prior to the Effective Time provides the right to purchase or receive one-tenth times the number of shares of common stock immediately theretofor purchasable and the purchase price per share shall be 1,000 percent of the purchase price per share immediately theretofor payable. The number of shares reserved for issuance under the Company’s 2003 Stock Option Plan shall become one-tenth the number of shares reserved for issuance as of the Effective Time.

On April 14, 2008, the Company appointed Vernon L. Alvarez, Ph.D., as Vice President of Research and Development.

On April 11, 2008, Edward C. Bradley, M.D., the Company’s Chief Scientific Officer, resigned from his part-time position with the Company. In consideration of Dr. Bradley’s service, the Company accelerated the vesting of Dr. Bradley’s stock options to purchase an additional 23,333 shares of the Company’s common stock. Furthermore, the exercise period for his vested options is extended until December 31, 2008. Incremental compensation cost is incurred when the terms of his award are modified. Based upon the Black-Scholes option pricing model, the incremental cost is approximately $15,000, which is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.

On April 9, 2008, the Company issued 2,194.5 shares of Series A Preferred stock at a price of $1,000 per share together with five-year warrants to purchase an aggregate of approximately 1.83 million shares of our common stock at an exercise price of $1.00 per share for an aggregate purchase price of $2,195,000. The Company received approximately $2,041,000 in net cash proceeds after closing costs. In addition, the Company reissued the 765 shares of Series A Preferred stock originally sold on March 14, 2008, on the same terms as if the shares had been purchased on April 9, 2008.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

Each share of Series A Preferred stock sold is convertible into shares of the Company's common stock at $0.60 per share, or approximately 3.66 million shares of common stock in the aggregate. A holder of Series A Preferred stock may convert the shares of Series A Preferred stock to common stock at any time and from time to time upon the holder’s election. The Series A Preferred stock shall automatically convert into common stock in the event that the closing price of the common stock is equal to at least $3.80 per share (as adjusted for stock splits, combinations and similar events) for 20 consecutive trading days. The Series A Preferred stock is subject to mandatory redemption on July 3, 2009.

As of April 1, 2008, the Series B Preferred stockholders are foreclosed from exercising their Series B Preferred stock participation rights and may not convert any of their Series B Preferred stock into the securities. A “Series B Participation Right” means the right of the Series B Preferred stockholder to convert all or any portion of such Series B Preferred stockholder’s shares of Series B Preferred stock into the securities, as follows: for each $1.00 of new money invested in the April 9, 2008 offering by the Series B Preferred stockholder, such Series B Preferred stockholder shall be entitled to convert $1.00 of Series B Preferred stock into the securities at a price equal to the April 9, 2008 offering price.

Certain Series B Preferred stockholders exercised their right to convert Series B Preferred stock into Series A Preferred stock by investing new money in the April 9, 2008 offering. These holders invested $505,000 of new money in the April 9, 2008 offering and earned the right to convert $505,000 of Series B Preferred stock, convertible into shares of the Company’s common stock at $3.80 per share, into Series A Preferred stock, convertible into shares of the Company’s common stock at $0.60 per share. As such, the Company will record a charge for the induced conversion of Series B Preferred stock of approximately $709,000, which will be included in net loss applicable to common shareholders. The converting stockholders received 505 shares of Series A Preferred Stock.

In connection with the offering, the Company engaged Paramount as our placement agent. In consideration for the placement agent’s services, the Company paid an aggregate of approximately $153,000 in commissions to Paramount in connection with the offering. In addition, the Company issued to Paramount five-year warrants to purchase an aggregate of approximately 365,800 shares of common stock, which are exercisable at a price of $0.80 per share. Based upon the Black-Scholes option pricing model, the warrants issued to Paramount are estimated to be valued at approximately $366,000. The Series A Preferred stock shall be entitled to an annual dividend equal to 6% of the applicable issuance price per annum, payable semi-annually in cash or shares of common stock, at the option of the Company. If the Company chooses to pay the dividend in shares of common stock, the price per share of common stock to be issued shall be equal to 90% of the average closing price of the common stock for the 20 trading days prior to the date that such dividend becomes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•
Xyfid™ (1% uracil topical). VioQuest has been developing Xyfid for the treatment and prevention of palmar-plantar erythrodysesthesia (PPE), also known as hand-foot syndrome (HFS), a relatively common dose-limiting side effect of cytotoxic chemotherapy - most frequently fluoropyrimidines, such as continuous infusion 5-fluorouracil (5-FU), and the oral 5-FU prodrug capecitabine (Xeloda® by Roche). Fluoropyrimidines are among the most commonly used cancer chemotherapeutics nearly 50 years after their introduction. Fluoropyrimidines, alone or in combination therapy, are commonly given for cancers of the head and neck, breast, cervix, and gastrointestinal tract.

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

VioQuest is considering parallel regulatory paths for two separate indications for Xyfid:

510(k) Premarket Notification

During March 2008, we signed an agreement with Medical Device Consultants, Inc. (MDCI) for MDCI to assist us in obtaining clearance to market Xyfid pursuant to Section 510(k) of the Food, Drug and Cosmetic Act, or FDCA, and in particular, the “premarket notification” provisions of Section 510(k). To qualify for 510(k) premarket notification, a product must be substantially equivalent to another device that is legally marketed in the U.S. A device is substantially equivalent if, in comparison to a predicate it:

•	has the same intended use as the predicate; and
•	has the same technological characteristics as the predicate.

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

•
VQD-002 (triciribine phosphate monohydrate). VQD-002, a tricyclic nucleoside that inhibits the activation of Akt, has demonstrated anti-tumor activity against a wide spectrum of cancers in preclinical and clinical studies. Amplification, overexpression, or activation of Akt, also named protein kinase B, have been detected in a number of human malignancies, including prostate, breast, ovarian, colorectal, pancreatic, and hematologic cancers. Activation of Akt is associated with cell survival, malignant transformation, tumor invasiveness, and chemo-resistance, while inhibition of Akt activity has been shown to cause cell death. These attributes make Akt an attractive target for cancer therapy.

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

In our current Phase I solid tumor study, VQD-002 was administered intravenously over a 28-day cycle on days 1, 8, and 15. Cohorts of 3 patients received escalating doses of VQD-002 at 15, 25, 35, and 45 mg/m2. Patients had progressive disease despite receiving a median of 3 prior treatment regimens (range 1-4). Preliminary Phase I data from this solid tumor study demonstrated that VQD-002 was well tolerated; one melanoma subject had stable disease for 8 months.

In our Phase I hematological malignancies study, VQD-002 was administered intravenously over a 28-day cycle on days 1, 8, and 15. Cohorts of 3 patients received escalating doses of VQD-002 at 15, 25, 35, 45 and 55 mg/m2. Enrollment to higher doses is ongoing, which we are currently at 65 mg/m2. Patients had progressive disease despite receiving a median of 3 prior treatment regimens (range 1-4). Interim results of a Phase I trial in hematologic malignancies demonstrate that VQD-002 is well-tolerated and shows signs of clinical activity in patients with advanced leukemias. The Phase I trial is designed to assess the safety, tolerability and pharmacokinetics of VQD-002 and to establish a recommended Phase II dose for further studies among patients. In results presented to date, a total of 38 patients have been enrolled at two clinical sites. Twenty-nine patients are evaluable for toxicity and response, six patients are evaluable for toxicity only, and three patients are not evaluable.

Preliminary results from this trial show that patients with relapsed, refractory acute myeloid leukemia, or AML, experienced a decrease in peripheral blood myeloblasts, a measure of clinical activity. In particular, four patients treated at the 25 mg/m2 or 35 mg/m2 dose level of VQD-002 experienced up to 50 percent reductions in peripheral blast cells. Additional hematological improvements included six patients achieving major improvements in platelet count lasting up to 36 days and seven patients achieving major improvements in neutrophil count lasting up to 40 days while on therapy. VQD-002 was well-tolerated at the doses studied.

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

•
Lenocta™ (sodium stibogluconate). Lenocta is a selective, small molecule inhibitor of certain protein tyrosine phosphatases (PTPs), such as SHP-1, SHP-2 and PTP1B, with demonstrated anti-tumor activity against a wide spectrum of cancers both alone and in combination with other approved immune activation agents, including IL-2 and interferons. PTPs are a family of proteins that regulate signal transduction pathways in cells and have been implicated in a number of diseases including cancer, diabetes, and neurodegeneration.

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

A complete treatment cycle is for six weeks, with week 1 the patient is intravenously dosed with Lenocta for five days as a monotherapy, week 2 the patient is dosed with Lenocta and IFN a-2b, week 3 is a rest period, weeks 4 and 5 the patient is dosed with Lenocta and IFN a-2b, and then there is a week rest before a subsequent cycle is initiated. Patients have been given five different dose cohorts: 400 mg/m2, 600 mg/m2, 900 mg/m2, 1350 mg/m2 and a dose reduced cohort of 1125 mg/m2. Lenocta with IFN a-2b has been well tolerated at doses up to 900 mg/m2. We plan to initiate an expansion phase for 20 patients to have twelve subjects evaluable for response at a dose of 900 mg/m2.

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

Additional Potential Indication of Lenocta

As we continue to develop Lenocta for indications primarily used for an oncology drug candidate, we are also in the process of evaluating its potential development as a treatment for leishmaniasis. According to the World Health Organization, leishmaniasis currently threatens 350 million men, women and children in 88 countries around the world. The leishmaniases are parasitic diseases with a wide range of clinical symptoms, including skin ulcers, partial or total destruction of the mucus membrane and irregular bouts of fever, substantial weight loss, swelling of the spleen and liver, and anaemia (occasionally serious). In collaboration with the U.S. Army, through an executed Cooperative Research and Development Agreement, we are evaluating the potential development of Lenocta in the treatment of leishmaniasis. Lenocta was granted orphan drug designation by the FDA in the second half of 2006 for the treatment of leishmaniasis. The Company has also convened an advisory board to evaluate the potential submission of an NDA to the FDA for Lenocta for the treatment of leishmaniasis in 2008.

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

Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2008 for the treatment of leishmaniasis, 2008 for Xyfid through a 510(k) submission, 2010 for Xyfid through an NDA submission, and 2013 for oncology indications of VQD-002 and then 2013 for oncology indications of Lenocta, if ever. In addition, as we continue the development of our product candidates, our research and development expenses will significantly increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of these product candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

Results of Operations – For the Three Months Ended March 31, 2008 vs. March 31, 2007

Continuing Operations:

The Company has had no revenues from its continuing operations through March 31, 2008.

Research and development, or R&D, expenses for the three months ended March 31, 2008 were $979,094 as compared to $1,368,811 during the three months ended March 31, 2007. R&D expense consists of clinical development costs, milestone license fees, maintenance fees paid to our licensing institutions, outside manufacturing costs, outside clinical research organization costs, regulatory and patent filing costs associated with our three oncology compounds, Lenocta, VQD-002 and Xyfid.

The following table sets forth the research and development expenses per compound, for the periods presented.

	Three Months Ended March 31,
	2008	2007	Cumulative amounts during development
Lenocta	$285,330	$456,525	$3,165,324
VQD-002	530,613	477,624	3,663,633
Xyfid	163,151	434,662	958,018
Total	$979,094	$1,368,811	$7,786,975

The following table sets forth the research and development expenses for the three months ended March 31, 2008 by expense category, for our three oncology compounds.

	Drug Candidate
	Lenocta	VQD-002	Xyfid	Three Months Ended March 31, 2008
Clinical Research Costs	$160,759	$217,708	$104,293	$482,760
Labor Costs	64,403	167,448	25,761	257,612
Regulatory / Legal Fees	51,118	132,907	20,447	204,472
Licensing / Milestone Fees	8,750	6,250	-	15,000
Other	300	6,300	12,650	19,250
Total	$285,330	$530,613	$163,151	$979,094

The following table sets forth the research and development expenses for the three months ended March 31, 2007 by expense category, for our three oncology compounds.

	Drug Candidate
	Lenocta	VQD-002	Xyfid	Three Months Ended March 31, 2007
Clinical Research Costs	$182,497	$329,474	$-	$511,971
Labor Costs	137,227	77,227	-	214,454
Regulatory / Legal Fees	76,864	60,048	37,490	174,402
Licensing Fees	8,752	6,250	369,588	384,590
Other	51,185	4,625	27,584	83,394
Total	$456,525	$477,624	$434,662	$1,368,811

The decrease in R&D expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is primarily attributable to fees incurred during the three months ended March 31, 2007 in acquiring the worldwide license to certain patents for Xyfid. In addition, there was a reduction in clinical research costs, offset by increased labor costs and regulatory and legal fees related to our oncology drug candidates: VQD-002, Lenocta and Xyfid. Our R&D expense for the first quarter 2008 is primarily composed of outside clinical research organization costs of $482,760, employee costs of $257,612 and outside regulatory and legal fees of $204,472, which have been allocated to each of our three pharmaceutical product candidates. To conserve funds, we will continue to complete our current ongoing Phase I and Phase II studies for VQD-002 and Lenocta, respectively, however we will not initiate any new clinical studies unless and until we receive additional funding. We expect R&D spending to increase over the remainder of the year as we continue our existing clinical development programs and incur costs related to license fees, manufacturing of our products, regulatory costs, and the hiring of additional people in the clinical development area.

General and administrative, or G&A, expenses for the three months ended March 31, 2008 were $690,339 as compared to $913,651 during the three months ended March 31, 2007. This decrease in G&A expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to having fewer employees which resulted in reduced employee and non-employee director stock option expense in accordance with SFAS 123R as a result of forfeitures, a reduction of bonus expenses over prior year, no recruitment expenses and no employment agency fees.

Interest expense, net of interest income for the three months ended March 31, 2008 was $1,411,548 as compared to interest income, net of interest expense for the three months ended March 31, 2007 of $25,684. Interest expense for the three months ended March 31, 2008 was primarily composed of interest expenses recorded upon the extinguishment of the Bridge Notes of $1,399,524 and dividends payable on mandatorily redeemable convertible preferred stock of $14,947, which was offset by interest income of $2,923.

Our loss from continuing operations for the three months ended March 31, 2008 was $3,080,981 as compared to $2,256,778 for the three months ended March 31, 2007. The increased loss from continuing operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was attributable primarily to interest expenses recorded upon the extinguishment of the Bridge Notes, offset by decreased R&D and G&A expenses. The decrease in R&D expenses were related to fees incurred during the three months ended March 31, 2007 in acquiring the worldwide license to certain patents for Xyfid. In addition, there was a reduction in clinical research costs, offset by increased labor costs and regulatory and legal fees related to our oncology drug candidates: Lenocta, VQD-002 and Xyfid. The decrease in G&A expenses were primarily due to having fewer employees which resulted in reduced employee and non-employee director stock option expense in accordance with SFAS 123R as a result of forfeitures and workforce reductions, a reduction of bonus expenses and lower recruitment and employment agency fees.

Discontinued Operations:

Our loss from discontinued operations for the three months ended March 31, 2008 and 2007 was $0 and $261,475, respectively. Their were no discontinued operations for the three months ended March 31, 2008 due to the sale of Chiral Quest to Chiral Quest Acquisition Corp. during the third quarter of 2007.

Liquidity and Capital Resources:

In August 2004, we decided to focus on acquiring technologies for purposes of development and commercialization of pharmaceutical drug candidates for the treatment of oncology and antiviral diseases and disorders for which there are unmet medical needs. In accordance with this business plan, in October 2005, we acquired Greenwich Therapeutics, Inc., a privately-held New York-based biotechnology company that held exclusive rights to develop and commercialize two oncology drug candidates: Lenocta and VQD-002. The rights to these two oncology drug candidates are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. As a result of our acquisition of Greenwich Therapeutics, we hold exclusive rights to develop, manufacture, use, commercialize, lease, sell and/or sublicense Lenocta and VQD-002. In March 2007, we acquired license rights to develop and commercialize Xyfid an adjunctive therapy for a common and serious side effect of cancer chemotherapy. Our rights to Xyfid are governed by a license agreement with Asymmetric Therapeutics, LLC and Onc Res, Inc., as assigned to us by Fiordland Pharmaceuticals, Inc., an entity affiliated with Dr. Rosenwald, who is a significant stockholder of our Company.

As a result of acquiring the license rights to Lenocta, VQD-002 and Xyfid, we immediately undertook funding their development, which has significantly increased our expected cash expenditures and will continue to increase our expected cash expenditures over the next 12 months and thereafter. The completion of development of Lenocta, VQD-002 and Xyfid, all of which are only in early stages of clinical development, is a very lengthy and expensive process. Until such development is complete and the FDA (or the comparable regulatory authorities of other countries) approves Lenocta, VQD-002, or Xyfid for sale, we will not be able to sell these products.

Since inception, we have incurred an accumulated deficit of $42,513,278 through March 31, 2008. For the three months ended March 31, 2008, we had losses from continuing operations of $3,080,981, and used $1,060,445 in cash from continuing operating activities. As of March 31, 2008, we had a working capital deficit of $2,801,606 and cash and cash equivalents of $305,561. As a result, we have insufficient funds to cover our current obligations or future operating expenses. To conserve funds, we will continue to complete our current ongoing Phase I and Phase II studies for VQD-002 and Lenocta, respectively, however we will not initiate any new clinical studies unless and until we receive additional funding. We expect our operating losses to increase over the next several years, due to the expansion of our drug development business, and related costs associated with the clinical development programs of Lenocta, VQD-002 and Xyfid, in addition to costs related to license fees, manufacturing of our products, regulatory costs, and the hiring of additional people in the clinical development area. These matters raise substantial doubt about our ability to continue as a going concern.

We anticipate that our capital resources will be adequate to fund our operations into the third quarter of 2008. Additional financing will be required during the third quarter of 2008 in order to continue to fund continuing operations. The other most likely sources of additional financing include the private sale of our equity or debt securities. However, changes may occur that would consume available capital resources before that time. Our working capital requirements will depend upon numerous factors, which include, the progress of our drug development and clinical programs, including associated costs relating to milestone payments, maintenance and license fees, manufacturing costs, patent costs, regulatory approvals, and the hiring of additional employees.

Our net cash used in continuing operating activities for the three months ended March 31, 2008 was $1,060,445. Our net cash used in continuing operating activities primarily resulted from a net loss of $3,080,981 offset by noncash items consisting of the impact of expensing employee and director stock options in accordance with SFAS 123R of $152,599 the impact of expensing scientific advisory board member consultants’ options and non-employee finder’s fee options related to the license acquisition of Xyfid in accordance with Emerging Issues Task Force (“EITF”) 96-18 for $12, amortization of the discount on our bridge note of $1,399,524, dividends payable on mandatorily redeemable convertible preferred stock of $14,947 and depreciation of $2,325. Other uses of cash in continuing operating activities include a decrease in prepaid clinical research organization costs of $97,696 attributed to our three oncology compounds’ development and accrued expenses of $222,455, which was attributed to clinical development costs, professional fees and compensation, offset by an increase in other assets of $8,911 and an increase in accounts payable of $762,369, as a result of conserving cash.

We did not use cash in continuing investing activities for the three months ended March 31, 2008.

Our net cash provided by continuing financing activities for the three months ended March 31, 2008 was $671,450, which was attributed to the issuance of preferred stock issued to investors for $765,000, net of cash costs of $93,550 for placement agents’ commissions and other related costs associated with issuing the stock.

We currently have three full-time employees and two consultants. We anticipate hiring additional full-time employees in the medical and clinical functions pending available financial resources. We intend to and will continue to use senior advisors, consultants, clinical research organizations and third parties to perform certain aspects of our products’ development, manufacturing, clinical and preclinical development, and regulatory and quality assurance functions.

At our current and desired pace of clinical development of our three products, currently in Phase I/IIa clinical trials, over the next 12 months we expect to spend approximately $5.3 million on clinical trials and research and development (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates, maintenance fees payments that we are obligated to pay to the institutions we licensed our two oncology compounds from, salaries and consulting fees, pre-clinical and laboratory studies), approximately $200,000 on facilities, rent and other facilities costs, and approximately $1.4 million on general corporate and working capital.

On June 29, 2007 and July 3, 2007 we issued a series of convertible promissory notes resulting in aggregate gross proceeds of $3.7 million. We also issued to investors five-year warrants to purchase an aggregate of approximately 243,000 shares of the Company’s common stock at an exercise price of $4.00 per share. Based upon the Black-Scholes option pricing model, the investor warrants are estimated to be valued at approximately $909,000. In connection with the offering, we engaged Paramount as one of our placements agents. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Stephen C. Rocamboli, a director of the Company, was employed by Paramount at the time of the Company’s engagement. In consideration for the placement agents’ services, we paid an aggregate of approximately $256,000 in commissions to the placement agents in connection with the offering, of which $119,700 was paid to Paramount. We also paid to placement agents approximately $24,000 as a non-accountable expense allowance. In addition, we issued placement agents five-year warrants to purchase an aggregate of approximately 120,000 shares of common stock, of which 45,000 shares of common stock were issued to Paramount, which are exercisable at a price of $4.20 per share. Based upon the Black-Scholes option pricing model, the placement agents’ warrants are estimated to be valued at approximately $430,000.

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

On March 14, 2008, we issued 765 shares of Series A Preferred stock at a price of $1,000 per share resulting in aggregate gross proceeds of $765,000. Each share of Series A Preferred stock sold is convertible into shares of the Company's common stock at $0.60 per share, or approximately 1.275 million shares of common stock in the aggregate. We also issued to investors five-year warrants to purchase an aggregate of approximately 640,000 shares of our common stock at an exercise price of $1.00 per share. Based upon the Black-Scholes option pricing model, the investor warrants are estimated to be valued at approximately $701,000. In connection with the offering, we engaged Paramount as our placement agent. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Dr. Rosenwald participated in this financing, through a family investment partnership, of which he is the managing member. The family investment partnership purchased 500 shares of Series A Preferred stock and received warrants to purchase 416,700 shares of common stock. In consideration for the placement agent’s services, we paid an aggregate of approximately $54,000 in commissions to Paramount in connection with the offering. We also paid to Paramount $35,000 as a non-accountable expense allowance. In addition, we issued to Paramount five-year warrants to purchase an aggregate of approximately 127,500 shares of common stock, which are exercisable at a price of $0.80 per share. Based upon the Black-Scholes option pricing model, the warrants issued to Paramount are estimated to be valued at approximately $140,000. The Series A Preferred stock shall be entitled to an annual dividend equal to 6% of the applicable issuance price per annum, payable semi-annually in cash or shares of common stock, at the option of the Company. If the Company chooses to pay the dividend in shares of common stock, the price per share of common stock to be issued shall be equal to 90% of the average closing price of the common stock for the 20 trading days prior to the date that such dividend becomes payable. As a condition to the initial closing of the private placement, the majority of the holders of the June 29, 2007 and July 3, 2007 convertible promissory notes agreed to convert such notes, together with accrued interest, into approximately 3,910 shares of the Company’s newly-designated Series B Preferred stock. The Series B Preferred stock contains substantially the same economic terms as the previously outstanding senior convertible notes.

On April 9, 2008, we issued 2,194.5 shares of Series A Preferred stock at a price of $1,000 per share resulting in aggregate gross proceeds of $2,195,000. Each share of Series A Preferred stock sold is convertible into shares of the Company's common stock at $0.60 per share, or approximately 3.66 million shares of common stock in the aggregate. In addition, we issued 505 shares of Series A Preferred stock to two investors that converted their Series B Preferred stock into Series A Preferred stock on a dollar-for-dollar basis. We also issued to investors five-year warrants to purchase an aggregate of approximately 1.83 million shares of our common stock at an exercise price of $1.00 per share. Based upon the Black-Scholes option pricing model, the investor warrants are estimated to be valued at approximately $182,800. In connection with the offering, we engaged Paramount as our placement agent. In consideration for the placement agent’s services, the Company paid an aggregate of approximately $153,000 in commissions to Paramount in connection with the offering. In addition, the Company issued to Paramount five-year warrants to purchase an aggregate of approximately 366,000 shares of common stock, which are exercisable at a price of $0.80 per share. Based upon the Black-Scholes option pricing model, the warrants issued to Paramount are estimated to be valued at approximately $366,000. The Series A Preferred stock shall be entitled to an annual dividend equal to 6% of the applicable issuance price per annum, payable semi-annually in cash or shares of common stock, at the option of the Company. If the Company chooses to pay the dividend in shares of common stock, the price per share of common stock to be issued shall be equal to 90% of the average closing price of the common stock for the 20 trading days prior to the date that such dividend becomes payable. As a condition to the initial closing of the private placement, the majority of the holders of the June 29, 2007 and July 3, 2007 convertible promissory notes agreed to convert such notes, together with accrued interest, into approximately 3,910 shares of the Company’s newly-designated Series B Preferred stock. The Series B Preferred stock contain substantially the same economic terms as the previously outstanding senior convertible notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no material exposures relating to our debt, as our debt bears interest at fixed rates.

Forward-looking Information

An investment in our securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice. In addition, this Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which are often identified by words such as “believes”, “anticipates”, “expects”, “estimates”, “should”, “may”, “will” and similar expressions, represent our expectations or beliefs concerning future events. Numerous assumptions, risks, and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. Prospective purchasers of our securities should carefully consider the information contained herein or in the documents incorporated herein by reference.

This Form 10-Q contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect management’s current judgment regarding the direction of the business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Such factors include, but are not limited to, the following:

•	the possibility that the results of clinical trials will not be successful;
•	the possibility that our development efforts relating to our product candidates, including Lenocta, VQD-002 and Xyfid, will not be successful;
•	the inability to obtain regulatory approval of our product candidates;
•	our reliance on third-parties to develop our product candidates;
•	our lack of experience in developing and commercializing pharmaceutical products;
•	the possibility that our licenses to develop and commercialize our product candidates may be terminated;
•	our ability to obtain additional financing;
•	our ability to protect our proprietary technology.

Any forward-looking statement speaks only as of the date on which it is made. For further details and a discussion of these and other risks and uncertainties, investors and security holders are cautioned to review the VioQuest 2007 Annual Report on Form 10-KSB, including the Forward-Looking Statement section therein, and other subsequent filings with the U.S. Securities and Exchange Commission including Current Reports on Form 8-K. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 4T. Controls and Procedures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the first three months of 2008. For a discussion of the Risk Factors, refer to the “Risk Factors” section of Item 1 in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2007.

Item 6. Exhibits

Exhibit No.	Description
3.1
Certificate of Designation of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock filed with the Delaware Secretary of State on March 14, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 20, 2008)

4.1	Form of warrant issued to investors by VioQuest Pharmaceuticals, Inc. on March 14, 2008
4.2	Form of First Amendment to Senior Convertible Promissory Note issued by VioQuest Pharmaceuticals, Inc. on June 29, 2007 and July 3, 2007
10.1	Form of Subscription Agreement between VioQuest Pharmaceuticals and various investors accepted as of March 14, 2008
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOQUEST PHARMACEUTICALS, INC.

Date: May 13, 2008	By:	/s/ Michael Becker
Michael Becker President & Chief Executive Officer

Date: May 13, 2008	By:	/s/ Brian Lenz
Brian Lenz Chief Financial Officer

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
4.1	Form of warrant issued to investors by VioQuest Pharmaceuticals, Inc., on March 14, 2008
4.2	Form of First Amendment to Senior Convertible Promissory Note issued by VioQuest Pharmaceuticals, Inc. on June 29, 2007 and July 3, 2007
10.1	Form of Subscription Agreement between VioQuest Pharmaceuticals, Inc., and various investors accepted as of March 14, 2008
31.1	Certification of Chief Executive Officer
31.1	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002