Form 10-Q
period 2008-06-30
VioQuest Pharmaceuticals, Inc.
filed 2008-08-19
CIK 745788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

As of August 18, 2008 there were 5,461,644 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007 (Note 1A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$814,477	$694,556
Prepaid clinical research costs	268,978	189,359
Deferred financing costs	-	357,581
Other current assets	48,509	66,836
Total Current Assets	1,131,964	1,308,332

PROPERTY AND EQUIPMENT, NET	30,139	34,789
SECURITY DEPOSITS	15,232	15,232
TOTAL ASSETS	$1,177,335	$1,358,353

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$2,171,150	$1,873,500
Accrued compensation and related taxes	150,574	373,460
Other accrued expenses	371,803	665,273
Convertible notes, net of unamortized debt discount of $0 and $917,612	-	2,930,388
TOTAL LIABILITIES	2,693,527	5,842,621

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.001 par value; 10,000,000 shares authorized
Series A mandatorily redeemable convertible preferred stock; 3,464.5 shares issued and outstanding at June 30, 2008	627,390	-
Series B mandatorily redeemable convertible preferred stock; 3,405.165 shares issued and outstanding at June 30, 2008	3,405,165	-
Dividends payable in shares of common stock	122,103	-
TOTAL MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK	4,154,658	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 200,000,000 shares authorized; 5,461,644 and 5,462,112 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	5,462	5,462
Additional paid-in capital	38,676,402	34,942,567
Accumulated deficit	(44,352,714)	(39,432,297)
Total Stockholders' Deficiency	(5,670,850)	(4,484,268)
TOTAL LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY	$1,177,335	$1,358,353

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007

OPERATING EXPENSES
Research and development	$472,801	$950,844	$1,451,895	$2,319,655
General and administrative	554,753	1,192,399	1,245,092	2,106,050
Total Operating Expenses	1,027,554	2,143,243	2,696,987	4,425,705

LOSS FROM OPERATIONS	(1,027,554)	(2,143,243)	(2,696,987)	(4,425,705)

INTEREST (EXPENSE)/INCOME, NET	(103,110)	6,391	(1,514,658)	32,075

LOSS FROM CONTINUING OPERATIONS	(1,130,664)	(2,136,852)	(4,211,645)	(4,393,630)

LOSS FROM DISCONTINUED OPERATIONS	-	(335,422)	-	(596,897)

NET LOSS	(1,130,664)	(2,472,274)	(4,211,645)	(4,990,527)

BENEFICIAL CONVERSION FEATURE	(708,772)	-	(708,772)	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,839,436)	$(2,472,274)	$(4,920,417)	$(4,990,527)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS:
CONTINUING OPERATIONS	$(0.38)	$(0.56)	$(1.00)	$(0.95)
DISCONTINUED OPERATIONS	-	(0.09)	-	(0.13)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS – BASIC AND DILUTED	$(0.38)	$(0.65)	$(1.00)	$(1.08)

WEIGHTED AVERAGE COMMON SHARES USED IN COMPUTING NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS – BASIC AND DILUTED	4,905,081	3,816,512	4,905,254	4,605,672

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2008	5,462,112	$5,462	$34,942,567	$(39,432,297)	$(4,484,268)
Net loss applicable to common stockholders for the six months ended June 30, 2008				(4,920,417)	(4,920,417)
Proceeds from issuance of Series A mandatorily redeemable convertible preferred stock, net of financing costs of $233,714			2,054,800		2,054,800
Beneficial conversion feature associated with conversion of Series B mandatorily redeemable convertible preferred stock into Series A mandatorily redeemable convertible preferred stock			708,772		708,772
Value of warrants issued to placement agents with March 14, 2008 Series A mandatorily redeemable convertible preferred stock			140,164		140,164
Value of warrants issued to investors and beneficial conversion feature embedded in Series A mandatorily redeemable convertible preferred stock			531,286		531,286
Accretion of discount on Series A mandatorily redeemable convertible preferred stock			(122,390)		(122,390)
Discount on convertible notes			62,166		62,166
Fractional shares paid out in cash as a result of the 1-for-10 reverse stock split	(468)		(374)		(374)
Stock-based compensation to employees			360,233		360,233
Stock-based compensation to consultants and finder			(822)		(822)
Balance, June 30, 2008	5,461,644	$5,462	$38,676,402	$(44,352,714)	$(5,670,850)

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to common stockholders	$(4,920,417)	$(4,990,527)
Loss from discontinued operations	-	596,897
Loss From Continuing Operations	(4,920,417)	(4,393,630)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation	4,650	4,126
Stock-based compensation to employees	360,233	534,730
Stock-based compensation to consultants and finder	(822)	54,093
Amortization of debt discount and deferred financing fees	1,399,524	-
Dividends payable on mandatorily redeemable convertible preferred stock	122,103	-
Beneficial conversion feature	708,772
Changes in operating assets and liabilities:
Prepaid clinical research costs	(79,619)	(28,694)
Other assets	18,326	139,438
Accounts payable	297,650	1,191,524
Accrued expenses	(516,356)	161,145
Net Cash Used In Continuing Operating Activities	(2,605,956)	(2,337,268)
Net cash used in discontinued operating activities	-	(356,217)
Net Cash Used In Operating Activities	(2,605,956)	(2,693,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchased equipment	-	(2,277)
Net Cash Used In Continuing Investing Activities	-	(2,277)
Net cash used in discontinued investing activities	-	(26,698)
Net Cash Used In Investing Activities	-	(28,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mandatorily redeemable convertible preferred stock with warrants, net of cash costs of $233,714	2,726,251	-
Payments for fractional shares as a result of the 1-for-10 reverse stock split	(374)
Proceeds from issuance of convertible notes with warrants, net of cash costs of $245,450	-	2,722,050
Repayment of note payable	-	(100,000)
Net Cash Provided By Continuing Financing Activities	2,725,877	2,622,050

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119,921	(100,410)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	694,556	2,931,265
CASH AND CASH EQUIVALENTS – END OF PERIOD	$814,477	$2,830,855

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Value of warrants issued to placement agent in connection with issuances of mandatorily redeemable convertible Series B Preferred stock	$505,706	$-
Value of beneficial conversion feature related to mandatorily redeemable convertible preferred stock	$708,772	$-
Value of warrants issued to placement agent in connection with issuances of convertible notes	$-	$356,425
Value of beneficial conversion feature related to convertible notes	$-	$590,334
Conversion of convertible notes into mandatorily redeemable convertible series B preferred stock	$3,405,165	$-

See accompanying notes to condensed consolidated financial statements.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2008 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-KSB of VioQuest Pharmaceuticals, Inc. for the year ended December 31, 2007. The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited balance sheet as of that date included in the Form 10-KSB.

References to the “Company,” the “Registrant,” “we,” “us,” or “our” in this Quarterly Report on Form 10-Q refer to VioQuest Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries, together taken as a whole, unless the context indicates otherwise. Xyfid™ is our trademark for 1% uracil topical cream that we are developing to treat dry skin conditions and to relieve and to manage the burning and itching associated with various dermatoses including atopic dermatitis, irritant contact dermatitis, radiation dermatitis and other dry skin conditions, by maintaining a moist wound and skin environment. Lenocta™, previously referred to as VQD-001, or sodium stibogluconate, is our trademark for our oncology product candidate. All other trademarks and trade names mentioned in this Form 10-Q are the property of their respective owners.

The accompanying consolidated financial statements include the accounts of VioQuest Pharmaceuticals, Inc. and its current and former subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On September 29, 2006, the Company’s Board of Directors determined to seek strategic alternatives with respect to the Company’s Chiral Quest, Inc. subsidiary (“Chiral Quest”), which included a possible sale or other disposition of the operating assets of that business. Accordingly, the chiral products and services operations and the assets of Chiral Quest are presented in these financial statements as discontinued operations. On July 16, 2007, the Company completed the sale of Chiral Quest to Chiral Quest Acquisition Corp. (“CQAC”) for total cash consideration of approximately $1,700,000. As a result of this transaction, the Company reported a gain of $438,444, which is included in its loss from discontinued operations in the third quarter of 2007. Chiral Quest had accounted for all sales of the Company from its inception. The Company’s continuing operations, which have not generated any revenues, will focus on the remaining drug development operations of VioQuest Pharmaceuticals, Inc. and accordingly, the Company has only one reportable segment. As a result of these reclassifications, the Company no longer provides segment reporting. See Note 2 for a complete discussion on discontinued operations. One of Chrial Quest’s formerly wholly-owned subsidiaries operating in China had a United States Dollar functional currency and all of that subsidiary’s transaction gains and losses were also recorded in discontinued operations. The consolidated balance sheet as of December 31, 2007 and the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 include reclassifications to reflect these discontinued operations.

(B) Nature of Operations

Since August 2004, the Company has focused on acquiring technologies for purposes of the development and commercialization of pharmaceutical drug candidates in the areas of supportive care products, oncology, and infectious diseases for which there are unmet medical needs. Since October 2005, the Company has held license rights to develop and commercialize its two therapeutic oncology drug candidates, Lenocta (sodium stibogluconate, formerly VQD-001) an inhibitor of specific protein tyrosine phosphatases, and VQD-002 (triciribine phosphate monohydrate), an inhibitor of activated Akt. The rights to these two oncology drug candidates, Lenocta and VQD-002, are governed by license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. In March 2007, the Company acquired license rights to develop and commercialize Xyfid (1% uracil topical), a supportive care oncology product candidate. The Company’s rights to Xyfid are governed by a license agreement with Asymmetric Therapeutics, LLC and Onc Res, Inc., as assigned to the Company by Fiordland Pharmaceuticals, Inc.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)

(C) Liquidity

Since its inception, the Company has incurred an accumulated deficit of $44,352,714 through June 30, 2008. For the six months ended June 30, 2008 and 2007, the Company had losses from continuing operations of $4,211,645 and $4,393,630, respectively, and used $2,605,956 and $2,337,268 of cash in continuing operating activities for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the Company had a net loss of $4,920,417 and $4,990,527 (which included $4,393,630 from continuing operations), respectively. As of June 30, 2008, the Company had a working capital deficit of $1,561,563 and cash and cash equivalents of $814,477. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and expects to continue to spend, substantial amounts in connection with executing its business strategy, including planned development efforts relating to the Company’s drug candidates, clinical trials and other research and development efforts. As a result, we have insufficient funds to cover our current obligations or future operating expenses. To conserve funds, we will continue to complete our current ongoing Phase I study for VQD-002 and Phase II study for Lenocta, however we will not initiate any new clinical studies unless and until we receive additional funding. Our current resources are inadequate to continue to fund operations; therefore, we will need to raise capital by the end of the third quarter of 2008, if not sooner. Furthermore, based upon the amount of capital we are required to raise by the end of the third quarter of 2008 to continue operations, we may need to raise additional capital before then to continue to fund our operations at our desired pace throughout 2008. The most likely sources of additional financing include the private sale of the Company’s equity or debt securities, including bridge loans to the Company from third party lenders, or by potentially sublicensing our rights to our products. The Company’s working capital requirements will depend upon numerous factors, which include the progress of its drug development and clinical programs, including associated costs relating to milestone payments, maintenance and license fees, manufacturing costs, patent costs, regulatory approvals and the hiring of additional employees. Additional capital that is urgently needed by the Company may not be available on reasonable terms, or at all. If adequate financing is not available, the Company may be required to terminate or significantly curtail or cease its operations, or enter into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, or potential markets that the Company would not otherwise relinquish. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

On March 14 and April 9, 2008, the Company received aggregate gross proceeds of $2,959,500 from two transactions involving the sale of Series A Mandatorily Redeemable Convertible Preferred Stock (“Series A Preferred”). See Note 4 for further discussion. The Company’s cash and cash equivalents at June 30, 2008 reflect the net cash proceeds to the Company from these transactions.

(D) Stock-Based Compensation

The Company issued options and warrants to purchase an aggregate of 3,939,499 shares of its common stock during the six months ended June 30, 2008, comprised of 560,000 shares subject to stock options to employees and non-employee directors and 3,379,499 shares subject to warrants issued to investors and placement agents.

Vesting terms for the Company’s stock option plans differ based on the type of grant made. Generally, stock options and warrants granted to employees and non-employee directors vest as to one-third of the shares on each of the first, second and third anniversaries of the grant date. However, vesting has ranged in length from immediate vesting to vesting periods in accordance with the period covered by employment contracts. There were stock options to purchase 15,000 shares of common stock granted to a non-employee director in the first quarter of 2006, of which 7,500 vested immediately and 7,500 vested on the first anniversary of the grant date, stock options to purchase 40,000 shares of common stock granted to four non-employee directors in the third quarter of 2007, of which one-third vested immediately and one-third of the shares vest on each of the first and second anniversaries of the grant date, stock options to purchase 501,334 shares of common stock granted to the President and Chief Executive Officer, which vest as to 25% of the shares on each of the first, second, third and fourth anniversaries of the grant date and stock options to purchase 85,644 shares of common stock granted to the President and Chief Executive Officer, which will vest in four equal annual installments commencing on the first anniversary of the grant date. However, this option is only exercisable to the extent that the shares of the Company’s common stock held in an escrow account in favor of the former stockholders of Greenwich Therapeutics, Inc. established in connection with the Company’s October 2005 acquisition of Greenwich are released from escrow. As of June 30, 2008, 35% of the common stock held in escrow had been released.

Stock options and warrants granted to parties other than employees and non-employee directors vest over individually agreed upon terms. The Company issued 3,379,499 warrants that vested immediately to investors and the placement agents that participated in the March 14, 2008 and April 9, 2008 financings relating to the issuance and sale of Series A preferred stock. See Note 4 for further discussion. On June 13, 2008, the Company issued 400,000 shares subject to stock options to employees and non-employee directors, of which one-third vested immediately and one-third of the shares vest on each of the first and second anniversaries of the grant date. At the same time, the Board of Directors authorized the amendment of previously granted stock options representing 771,558 shares to reduce the exercise price of each stock option to $0.54 per share.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)

Following the vesting periods, options are exercisable until the earlier of 90 days after an employee’s employment with the Company terminates or the tenth anniversary of the initial grant, subject to adjustment under certain conditions. The Company recorded total compensation charges in the three and six months ended June 30, 2008 related to the fair value of employee and non-employee director stock option grants of $207,634 and $360,233, respectively.

The Company uses the Black-Scholes option pricing model to calculate the fair value of options and warrants granted under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment (“SFAS 123R”). The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions set forth below, the weighted average fair values of the stock options granted during the three and six months ended June 30, 2008 were $0.58 and $0.71, respectively.

The table below sets forth the key assumptions used in the Black-Scholes calculations for options granted in the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Term	7 years	7 years	7 years	7 years
Volatility	310-409%	238%	298-409%	232-238%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.0-3.8%	4.6-4.9%	3.0-3.8%	4.6-4.9%
Forfeiture rate	0%-26%	22%	0%-26%	22%

The following table summarizes information about the Company’s stock options as of and for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2008	1,013,339	$9.86	(1)
Granted	560,000	$0.71	(1)
Exercised	-	-
Forfeited or expired	(67,733)	$4.38
Outstanding at June 30, 2008	1,505,606	$2.05		3.05	$-
Exercisable at June 30, 2008	525,769	$4.78		2.88	$-

(1)	Reflects the impact of the June 13, 2008 repricing of 771,558 shares subject to stock options to $0.54 that had original exercise prices ranging from $19.60 to $1.20.

As of June 30, 2008, there was $2,114,994 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately 3.15 years.

As of June 30, 2008, an aggregate of 94,394 shares remained available for future grants and awards under the Company’s stock incentive plan, which covers stock options and restricted stock awards. The Company issues unissued shares to satisfy stock option exercises and restricted stock awards.

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
JUNE 30, 2008 (UNAUDITED)

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

(F) Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, excluding 556,686 common shares held in escrow based upon clinical milestones of Lenocta and VQD-002, as a result of the acquisition of Greenwich Therapeutics. Diluted net loss per share applicable to common stockholders is the same as basic net loss per share applicable to common stockholders, since potentially dilutive securities from the assumed exercise of stock options and stock warrants would have an antidilutive effect because the Company incurred a net loss applicable to common stockholders during each period presented. The amount of potentially dilutive securities including options and warrants in the aggregate excluded from the calculation were 14,127,027 (including the 556,686 common shares held in escrow, 5,774,167 common shares issuable upon conversion of the Series A preferred stock, 896,096 common shares issuable upon conversion of the Series B preferred stock, 5,394,472 warrants, and 1,505,606 stock options) at June 30, 2008 and 3,442,946 at June 30, 2007.

(G) Restatement of Net Loss Per Common Share Applicable to Common Stockholders

As a result of the Company effecting a 1-for-10 reverse stock split on April 25, 2008, all common shares, warrants and options have been restated as of December 31, 2007. In accordance with the reverse stock split, each share of the Company’s common stock, warrants and options, were reissued and repriced to purchase or receive one-tenth times the number of shares of common stock immediately theretofore purchasable and the purchase price per is 1,000 percent of the purchase price per share.

NOTE 2 DISCONTINUED OPERATIONS

As explained in Note 1, the Company determined that it would dispose of Chiral Quest on September 29, 2006 and, accordingly, the operations and assets of Chiral Quest have been presented in these financial statements as discontinued operations. On July 16, 2007, the Company completed the sale of Chiral Quest to CQAC for total cash consideration of approximately $1,700,000. As a result of this transaction, the Company reported a gain of $438,444 in the third quarter of 2007. Retention bonuses of $106,761 and accrued severance of $90,000 paid to certain Chiral Quest employees have been offset against the gain on sale. Revenues from discontinued operations for the three and six months ended June 30, 2007 were $680,581 and $1,484,365, respectively. The loss from discontinued operations for the three and six months ended June 30, 2007, which consisted of revenues less cost of goods sold, management and consulting fees, research and development, selling, general and administrative expenses and depreciation and amortization, was $335,422 and $596,897, respectively. No such revenues or loss from discontinued operations were recorded in the corresponding 2008 periods.

On July 16, 2007, the Company entered into a sublease agreement with CQAC that expired May 30, 2008 to lease its office and laboratory space, which was utilized by Chiral Quest before it was sold to CQAC. CQAC, the subtenant, agreed to make all payments of base rent and additional rent totaling approximately $28,000 per month for a total commitment of $56,000 then remaining on the sublease agreement payable directly to the landlord. As of June 30, 2008, CQAC fully complied with the sublease agreement with the Company.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)

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

The face value of the Bridge Notes issued on June 29, 2007 and July 3, 2007, was $2,967,500 and $732,500, respectively. The Company incurred commissions and related costs in association with the Bridge Notes of $245,450 and $50,750 (as explained below) for the June 29, 2007 and July 3, 2007 closings, respectively. The Company also issued to investors five-year warrants (“Bridge Warrants”) to purchase an aggregate of approximately 243,000 (195,000 and 48,000 for the June 29, 2007 and July 3, 2007 closings, respectively) shares of the Company’s common stock at an exercise price of $4.00 per share, which had a fair value of $736,935 and $172,301 as of June 29, 2007 and July 3, 2007, respectively. The Company allocated proceeds from the sale to the Bridge Warrants of $590,334 and $139,489 as of June 29, 2007 and July 3, 2007, respectively, based on their relative fair values to the fair value of the Bridge Notes, which was recorded as a discount to the Bridge Notes. Gross proceeds allocated to the Bridge Notes were $2,377,166 for the June 29, 2007 issuances, and $593,011 for the July 3, 2007 issuances. The discount associated with the value of the warrants would be amortized to interest expense over the term of the Bridge Notes.

As a result of the allocation of proceeds to the Bridge Warrants, the Bridge Notes contained a Beneficial Conversion Feature (“BCF”) of $590,334 for the June 29, 2007 closing, and $139,489 for the July 3, 2007 closing, which were attributable to an effective conversion price for the Company’s common stock that was less than the market values on the dates of issuance. Additional BCF’s are recorded as convertible interest is accrued. These amounts were recorded as additional debt discount and additional paid-in capital, which reduces the initial carrying value of the Bridge Notes. The discount associated with the BCF would also be amortized to interest expense over the term of the Bridge Notes.

In connection with the Bridge Notes, the Company issued five-year warrants to placement agents to purchase an aggregate of 120,250 shares of common stock, which are exercisable at a price of $4.20 per share. Based on the Black-Scholes option pricing model, the warrants had a fair value of $356,425 for the June 29, 2007 closing and $73,441 for the July 3, 2007 closing. Additionally, the Company incurred commissions of $205,450, a non-accountable expense allowance of $24,271 to the placement agents and escrow fees of $5,000 for the June 29, 2007 closing and commissions of $50,575 for the July 3, 2007 closing. The Company engaged Paramount BioCapital, Inc. (“Paramount”) as one of its placements agents. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Stephen C. Rocamboli, the Company’s chairman, was employed by Paramount at the time of the Company’s engagement. Of the total consideration provided to the placement agents, the Company issued warrants to Paramount to purchase 45,000 shares of common stock and paid commissions of approximately $119,700. The fair value of the warrants, commissions and fees totaling $591,146 for the June 29, 2007 closing and $124,016 for the July 3, 2007 closing have been recognized as deferred financing costs, which would be amortized to interest expense over the term of the Bridge Notes.

The following assumptions were used for the Black-Scholes calculations for the warrants related to the Bridge Notes:

Term	5 years
Volatility	240%
Dividend yield	0.0%
Risk-free interest rate	4.9-5.0%

As a condition to the March 14, 2008 private placement of our Series A Preferred stock, the majority of the holders of the June 29, 2007 and July 3, 2007 convertible promissory notes agreed to convert such notes, together with accrued interest, into approximately 3,910 shares of the Company’s newly-designated Series B Mandatorily Redeemable Convertible Preferred Stock (“Series B Preferred”). See Note 4 for further discussion. The conversion of the Bridge Notes to Series B Preferred stock resulted in a loss on the early extinguishment of debt of $814,355, which is included in interest expense for the three and six months ended June 30, 2008. The loss is comprised of non-cash items, such as the write-off of unamortized debt issuance costs, BCF and deferred financing costs.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)

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

Each share of Series A Preferred stock sold is convertible into shares of the Company's common stock at $0.60 per share, or approximately 5.77 million shares of common stock in the aggregate. A holder of Series A Preferred stock may convert the shares of Series A Preferred stock to common stock at any time and from time to time upon the holder’s election. The Series A Preferred stock shall automatically convert into common stock in the event that the closing price of the common stock is equal to at least $3.80 per share (as adjusted for stock splits, combinations and similar events) for 20 consecutive trading days. The Series A Preferred stock is subject to mandatory redemption on July 3, 2009.

The Series A Preferred stock shall be entitled to an annual dividend equal to 6% of the applicable issuance price per annum, payable semi-annually in cash or shares of common stock, at the option of the Company. If the Company chooses to pay the dividend in shares of common stock, the price per share of common stock to be issued shall be equal to 90% of the average closing price of the common stock for the 20 trading days prior to the date that such dividend becomes payable. During the three and six months ended June 30, 2008, the Company accrued $40,736 and $42,649, respectively, associated with this dividend obligation, which was recorded as interest expense on the accompanying condensed consolidated statements of operations.

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

Based upon the Black-Scholes option pricing model, the investor warrants were estimated to be valued at approximately $2,528,829. The Company allocated the consideration received from the sale of the Series A Preferred stock between the Series A Preferred stock and the warrants on the basis of their relative fair values at the date of issuance, resulting in approximately $1,363,033 allocated to the warrants. The value of the warrants was recognized as an increase in additional paid-in capital and as a discount to the Series A Preferred stock. Furthermore, the fair value of the common shares into which the Series A Preferred stock is convertible on the date of issuance exceeded the proceeds allocated to the Series A Preferred stock, resulting in a beneficial conversion feature of approximately $2,726,250 that was recognized as an increase in additional paid-in capital and as a discount to the Series A Preferred stock. The discounts are being accreted to the redemption value of the Series A Preferred stock over the mandatory redemption period, using the effective interest method, through a charge to additional paid-in capital.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)

In connection with the offering, the Company engaged Paramount as our placement agent. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Dr. Rosenwald participated in this financing through a family investment partnership, of which he is the managing member. The family investment partnership purchased 500 shares of Series A Preferred stock and received warrants to purchase 416,700 shares of common stock. Based upon the Black-Scholes option pricing model, the family investment partnership’s investor warrants were estimated to be valued at approximately $458,000. In consideration for the placement agent’s services, the Company paid an aggregate of approximately $54,000 in commissions to Paramount in connection with the offering. The Company also paid $35,000 to Paramount as a non-accountable expense allowance. In addition, the Company issued to Paramount five-year warrants to purchase an aggregate of approximately 127,500 shares of common stock, which are exercisable at a price of $0.80 per share. Based upon the Black-Scholes option pricing model, the warrants issued to Paramount are estimated to be valued at $505,776. The fair value of the warrants, commissions and fees totaling approximately $739,026 that was recognized as a discount to the Series A Preferred stock. The discount is being accreted to Series A Preferred stock over the mandatory redemption period, using the effective interest method, through a charge to additional paid-in capital. For the three and six months ended June 30, 2008, the Company accreted $116,069 and $122,390, respectively, of Series A Preferred stock discount.

The following assumptions were used for the Black-Scholes calculations for the warrants related to the financing:

Term	5 years
Volatility	301%	-	310%
Dividend yield	0.0%
Risk-free interest rate	2.4%	-	2.6%

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

Each share of Series B Preferred stock sold is convertible into shares of the Company's common stock at $3.80 per share, or approximately 1,029,000 shares of common stock in the aggregate. The Series B Preferred stock shall be entitled to an annual dividend equal to 8% of the applicable issuance price per annum, payable semi-annually in cash or shares of common stock, at the option of the Company. If the Company chooses to pay the dividend in shares of common stock, the price per share of common stock to be issued shall be equal to 90% of the average closing price of the common stock for the 20 trading days prior to the date that such dividend becomes payable. During the three and six months ended June 30, 2008, the Company accrued $66,420 and $79,454, respectively, associated with this dividend obligation, which was recorded as interest expense on the accompanying condensed consolidated statements of operations.

In the event of a liquidation, bankruptcy, dissolution or similar proceeding, the holders of the Series B Preferred stock shall rank pari passu with the Series A Preferred stock and shall receive an amount equal to 100% of the Series B Preferred stock price plus any accrued but unpaid dividends.

Certain Series B Preferred stockholders exercised their right to convert Series B Preferred stock into Series A Preferred stock by investing new money in the April 9, 2008 offering. These holders invested $505,000 of new money in the April 9, 2008 offering and earned the right to convert $505,000 of Series B Preferred stock, convertible into shares of the Company’s common stock at $3.80 per share, into Series A Preferred stock, convertible into shares of the Company’s common stock at $0.60 per share. The converting stockholders received 505 shares of Series A Preferred Stock.

In accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded a non-cash beneficial conversion charge of $708,772 in April 2008 in connection with the induced conversion of the Series B Preferred stock.

NOTE 5 REVERSE STOCK SPLIT

On April 15, 2008, the Company’s Board of Directors authorized an amendment to the Company’s certificate of incorporation to provide for the combination of the Company’s common stock in the form of a 1-for-10 reverse stock split. In accordance with the reverse stock split, each share of the Company’s common stock was reissued and repriced for each 10 shares of common stock exchanged by the holders of record at 12:01 a.m. on April 25, 2008 (the “Effective Time”). Further, each option to purchase shares of common stock outstanding as of the Effective Time and any other outstanding and unexercised warrants or similar rights to purchase or receive shares of common stock outstanding immediately prior to the Effective Time provides the right to purchase or receive one-tenth times the number of shares of common stock immediately theretofore purchasable and the purchase price per share shall be 1,000 percent of the purchase price per share immediately theretofore payable. The number of shares reserved for issuance under the Company’s 2003 Stock Option Plan shall become one-tenth the number of shares reserved for issuance as of the Effective Time. All per share amounts have been restated to effect the reverse stock split for all periods presented.

VIOQUEST PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)

NOTE 6 EMPLOYEE MATTERS

On April 11, 2008, Edward C. Bradley, M.D., the Company’s Chief Scientific Officer, resigned from his part-time position with the Company. In consideration of Dr. Bradley’s service, the Company accelerated the vesting of Dr. Bradley’s stock options to purchase an additional 23,333 shares of the Company’s common stock. Furthermore, the exercise period for his vested options is extended until December 31, 2008. Incremental compensation cost is incurred when the terms of his award are modified. Based upon the Black-Scholes option pricing model, the incremental cost is approximately $15,000, which is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification, and is included in stock-based compensation expense under Research and Development Expense for the three and six month periods ending June 30, 2008.

On April 14, 2008, the Company appointed Vernon L. Alvarez, Ph.D., as Vice President of Research and Development.

On July 18, 2008, the Company appointed Christopher P. Schnittker as Vice President and Chief Financial Officer. Pursuant to the terms of an Employment Agreement, the Company issued to Mr. Schnittker a ten-year option under our 2003 Stock Option Plan to purchase 180,000 shares of its common stock at an exercise price equal to fair market value on the date of the grant. The options vest in four equal annual installments commencing on July 21, 2009. Additionally, pursuant to the Employment Agreement, the Company issued 180,000 additional stock options (the “Merger Option”) on July 21, 2008, at an exercise price equal to fair market value on the date of the grant. The merger options vest in four equal annual installments commencing on July 21, 2009, however in addition to such vesting, the Merger Option is only exercisable to the extent our shares which are held in escrow in connection with our acquisition of Greenwich Therapeutics, Inc., in October 2005, are released.

On July 21, 2008, Brian Lenz, the Company’s prior Chief Financial Officer, resigned his position. Mr. Lenz agreed to remain with the Company as an employee until August 14, 2008 at which time he terminated his employment. During his employment as the Company’s Chief Financial Officer, Mr. Lenz received stock options to purchase an aggregate of 200,000 shares of the Company’s common stock. Pursuant to the terms of his stock option grants, on August 14, 2008 Mr. Lenz will have vested stock options to purchase 53,334 shares of our common stock. On July 18, 2008, the Company agreed to vest on August 14, 2008 an additional 93,333 shares subject to Mr. Lenz’s stock options, so that on that date Mr. Lenz shall have a vested and exercisable right to purchase an aggregate of 146,667 shares subject to his stock option. The Company also extended the exercise period with respect to Mr. Lenz’s options until August 14, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

We are a biopharmaceutical company focused on the acquisition, development and commercialization of clinical stage drug therapies targeting both the molecular basis of cancer and side effects of cancer treatment. Our lead compound under development is Xyfid (1% uracil topical) for the treatment of dry skin conditions and manage the burning and itching associated with various skin disorders. We filed a 510(k) Premarket Notification submission with the FDA on June 30, 2008 for Xyfid to treat various dermatoses. Additionally, we are developing VQD-002 (triciribine phosphate monohydrate or TCN-P), a small molecule anticancer compound that inhibits activation of protein kinase B (“Akt”), a key component of a signaling pathway known to promote cancer cell growth and survival as well as resistance to chemotherapy and radiotherapy. VQD-002 is currently in Phase I clinical development for both solid tumors and hematological malignancies. We are also developing Lenocta (sodium stibogluconate), which we previously referred to as VQD-001, a selective, small molecule inhibitor of certain protein tyrosine phosphatases (“PTPs”), such as SHP-1, SHP-2 and PTP1B, with demonstrated anti-tumor activity against a wide spectrum of cancers both alone and in combination with other approved immune activation agents, including IL-2 and interferons. Lenocta is currently in a Phase IIa clinical trial as a potential treatment for melanoma, renal cell carcinoma, and other solid tumors. In addition to its potential role as a cancer therapeutic, sodium stibogluconate has been approved in most of the world for first-line treatment of leishmaniasis, an infection typically found in tropic and sub-tropic developing countries. Based on historical published data and a large observational study by the U.S. Army, existing data from approximately 400 patients could be utilized to support a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”). Lenocta has been granted Orphan Drug status for leishmaniasis. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

Through our acquisition of Greenwich Therapeutics, Inc. in October 2005, we obtained the rights to develop and commercialize Lenocta and VQD-002. We hold our rights to Lenocta and VQD-002 pursuant to license agreements with The Cleveland Clinic Foundation and the University of South Florida Research Foundation, respectively. In March 2007, the Company acquired license rights to develop and commercialize Xyfid. The Company’s rights to Xyfid are governed by a license agreement with Asymmetric Therapeutics, LLC and Onc Res, Inc., as assigned to the Company by Fiordland Pharmaceuticals, Inc. These licenses give us the right to develop, manufacture, use, commercialize, lease, sell and/or sublicense Lenocta, VQD-002 and Xyfid.

Products:

Xyfid™ (1% uracil topical). During March 2008, we engaged Medical Device Consultants, Inc. to assist us in obtaining clearance to market Xyfid pursuant to Section 510(k) of the Food, Drug and Cosmetic Act and, in particular, the “premarket notification” provisions of Section 510(k). To qualify for 510(k) premarket notification, a product must be substantially equivalent to another device that is legally marketed in the U.S. A device is substantially equivalent if, in comparison to a predicate, it:

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

We believe that Xyfid may be substantially equivalent to several predicate devices designed to improve dry skin conditions and to relieve and to manage the burning and itching associated with various dermatoses including atopic dermatitis, irritant contact dermatitis, radiation dermatitis and other dry skin conditions, by maintaining a moist wound and skin environment. We filed the 510(k) submission with the Center for Devices and Radiological Health (CDRH) of the FDA on June 30, 2008.

Generally, the CDRH responds to 510(k) applications within a 90-day period. While the majority of products go through the 510(k) process within the 90-day period, the more difficult 510(k) applications, or those involving more sophisticated products or products that have undergone significant changes, often take longer. Additionally, the FDA may raise questions during the review process. If these questions are lengthy or require a significant amount of time to prepare a response, the FDA may restart the 90-day review clock. The FDA also can treat the submission of new information as starting the process over and thereby turn the clock back to day one. This allows an additional 90 days to review the 510(k) application. Thus, the actual review period may exceed 90 days.

VQD-002 (triciribine phosphate monohydrate). VQD-002, a tricyclic nucleoside that inhibits the activation of Akt, has demonstrated anti-tumor activity against a wide spectrum of cancers in preclinical and clinical studies. Amplification, overexpression, or activation, of Akt has been detected in a number of human malignancies, including prostate, breast, ovarian, colorectal, pancreatic, and hematologic cancers. Activation of Akt is associated with cell survival, malignant transformation, tumor invasiveness, and chemo-resistance, while inhibition of Akt activity has been shown to cause cell death. These attributes make Akt an attractive target for cancer therapy.

VQD-002 was first synthesized in 1971 and originally identified as an antineoplastic agent. Phase I clinical trials on VQD-002 proved that its safety and side effects were dose dependent. However, as a single drug in Phase II trials, VQD-002 failed to show efficacy against advanced breast, colon, and lung cancer even at very high doses.

More recently, researchers at Moffitt Cancer Center found that VQD-002 inhibits Akt activation and has antitumor activity as a single agent against tumors with activated Akt. Inhibition of Akt activation plays a key role in VQD-002’s antitumor activity. Thus, Phase I trials of VQD-002 have been initiated for tumors with activated Akt using a modified dose and schedule of VQD-002 than those previously used that caused toxicity.

We filed an IND with the FDA relating to VQD-002, which was accepted in April 2006. Pursuant to this IND, we are currently evaluating the safety, tolerability and activity of VQD-002 in two Phase 1 clinical trials, including one at the Moffitt Cancer Center in up to 42 patients with hyper-activated, phosphorylated Akt in solid tumors and a second clinical trial, with up to 40 patients, at the M.D. Anderson Cancer Center and the Moffitt Cancer Center in hematological tumors, with particular attention in leukemias. We expect to complete our Phase 1 studies in 2008. During 2008, the FDA granted orphan drug designation to VQD-002 for the treatment of multiple myeloma.

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

In our Phase I solid tumor study, VQD-002 was administered intravenously over a 28-day cycle on days 1, 8, and 15. Cohorts of 3 patients received escalating doses of VQD-002 at 15, 25, 35, and 45 mg/m2. Patients had progressive disease despite receiving a median of 3 prior treatment regimens (range 1-4). Preliminary Phase I data from this solid tumor study demonstrated that VQD-002 could modulate Akt activity in vivo and was well tolerated; one melanoma subject had stable disease for 8 months.

In our Phase I hematological malignancy study, VQD-002 was administered intravenously over a 28-day cycle on days 1, 8, and 15. Cohorts of 3 patients received escalating doses of VQD-002 at 15, 25, 35, 45, 55 and 65 mg/m2. Patients had progressive disease despite receiving a median of 3 prior treatment regimens (range 1-4). Interim results of the Phase I trial in hematologic malignancy presented at the 2007 American Society of Hematology (“ASH”) annual meeting demonstrated that VQD-002 is well-tolerated and shows signs of clinical activity in patients with advanced leukemias. The Phase I trial is designed to assess the safety, tolerability and pharmacokinetics of VQD-002 and to establish a recommended Phase II dose for further studies among patients. In results presented to date, a total of 38 patients have been enrolled at two clinical sites. Twenty-nine patients are evaluable for toxicity and response, six patients are evaluable for toxicity only, and three patients are not evaluable.

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

Lenocta™ (sodium stibogluconate). Lenocta is a selective, small molecule inhibitor of certain protein tyrosine phosphatases (“PTPs”), such as SHP-1, SHP-2 and PTP1B, with demonstrated anti-tumor activity against a wide spectrum of cancers both alone and in combination with other approved immune activation agents, including IL-2 and interferons. PTPs are a family of proteins that regulate signal transduction pathways in cells and have been implicated in a number of diseases including cancer, diabetes, and neurodegeneration.

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

Phase I data from our combination trial of Lenocta and alpha interferon (“IFN a-2b”) presented during an oral session at the 2008 American Society of Clinical Oncology (ASCO) annual meeting demonstrated pharmacodynamic activity in some solid tumors as demonstrated by increases in the activities of natural killer cells, CD8 and type II dendritic cells, and two patients with ocular melanoma (1) and adenocystic carcinoma (1) have remained stable by Response Evaluation Criteria in Solid Tumors, or RECIST, on first assessment. There have been seventeen subjects evaluable for response.

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

Additional Potential Indication of Lenocta

As we continue to develop Lenocta for indications primarily used for an oncology drug candidate, we are also in the process of evaluating its potential development as a treatment for leishmaniasis. According to the World Health Organization, leishmaniasis currently threatens 350 million men, women and children in 88 countries around the world. The leishmaniases are parasitic diseases with a wide range of clinical symptoms, including skin ulcers, partial or total destruction of the mucus membrane, and irregular bouts of fever, substantial weight loss, swelling of the spleen and liver, and anemia (occasionally serious). In collaboration with the U.S. Army, through an executed Cooperative Research and Development Agreement, we are evaluating the potential development of Lenocta in the treatment of leishmaniasis. Lenocta was granted orphan drug designation by the FDA in the second half of 2006 for the treatment of leishmaniasis. The Company has also convened an advisory board to evaluate the potential submission of an NDA to the FDA for Lenocta for the treatment of leishmaniasis in 2008.

With regard to leishmaniasis, Congress has created a new incentive for companies to invest in new drugs and vaccines for neglected tropical diseases. A provision of the Food and Drug Administration Amendments Act (HR 3580) awards a transferable “priority review voucher” to any company that obtains approval for a treatment for a neglected tropical disease. This provision adds to the market-based incentives available for the development of new medicines for developing world diseases such as leishmaniasis, tuberculosis and African sleeping sickness. The bill was signed into law on September 27, 2007.

The statute authorizes the FDA to award a priority review voucher to the sponsor of a newly approved drug or biologic that targets a neglected tropical disease. The voucher, which is transferable and can be sold, entitles the bearer to a priority review for another product. Under current Prescription Drug User Fee Act (“PDUFA”) targets, the FDA aims to complete and act upon reviews of priority drugs within 6 months instead of the standard 10 month review period. Actual FDA review timelines, however, can be longer than the target PDUFA review periods, particularly for new products that haven’t previously been approved.

To qualify to receive a priority review voucher, a product must satisfy five criteria:

(1)	The application must be to treat or prevent a “neglected tropical disease” as defined by the law and regulation;
(2)	The drug or biologic must be a new molecular entity;
(3)	The application must have been submitted after enactment of the Food & Drug Administration Amendments Act (September 25, 2007);
(4)	It must qualify for priority review under existing FDA procedures; and
(5)	It must be approved by the agency.

Economists at Duke University, who published on this concept in 2006, estimated that priority review can cut the FDA review process from an average of 18 months down to six months, shortening by as much as a full year the time it takes for the company’s drug to reach the market. For a company with a top selling drug with a net present value close to $3 billion, the Duke researchers calculated the accelerated approval could be worth over $300 million.

Based in part on a third party analysis, we believe that FDA approval of an NDA submission for Lenocta for the treatment of leishmaniasis could result in the award of a priority review voucher. Accordingly, we are currently soliciting preliminary, good faith, but non-binding indications of interest to partner or license the priority review voucher that VioQuest expects to receive.

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

Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2008 for the treatment of leishmaniasis, 2008 for Xyfid through a 510(k) submission, and 2013 for oncology indications of VQD-002 and then 2013 for oncology indications of Lenocta, if ever. In addition, as we continue the development of our product candidates, our research and development expenses will significantly increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue to increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of these product candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

Results of Operations – For the Three Months Ended June 30, 2008 vs. June 30, 2007

Continuing Operations:

The Company has had no revenues from its continuing operations through June 30, 2008.

Research and development, or R&D, expenses for the three months ended June 30, 2008 were $472,801 as compared to $950,844 during the three months ended June 30, 2007. R&D expense consists of clinical development costs, milestone license fees, maintenance fees paid to our licensing institutions, outside manufacturing costs, outside clinical research organization costs, regulatory and patent filing costs associated with our three oncology compounds: Lenocta, VQD-002 and Xyfid.

The following table sets forth the research and development expenses per compound for the periods presented.

	Three Months Ended June 30,
	2008	2007	Cumulative amounts during development
Lenocta	$68,376	$426,683	$3,233,700
VQD-002	286,928	259,663	3,713,518
Xyfid	117,497	264,498	1,312,558
Total	$472,801	$950,844	$8,259,776

The following table sets forth the research and development expenses for the three months ended June 30, 2008 by expense category for our three oncology compounds.

	Drug Candidate
	Lenocta	VQD-002	Xyfid	Three Months Ended June 30, 2008
Clinical Research Costs	$7,208	$142,565	$25,283	$175,056
Labor Costs	29,842	77,588	11,936	119,366
Regulatory / Legal Fees	22,576	58,698	24,031	105,305
Licensing / Milestone Fees	8,750	6,250	-	15,000
Other	-	1,827	56,247	58,074
Total	$68,376	$286,928	$117,497	$472,801

The following table sets forth the research and development expenses for the three months ended June 30, 2007 by expense category for our three oncology compounds.

	Drug Candidate
	Lenocta	VQD-002	Xyfid	Three Months Ended June 30, 2007
Clinical Research Costs	$62,606	$100,691	$27,454	$190,751
Labor Costs	165,814	105,815	-	271,629
Regulatory / Legal Fees	161,161	16,791	-	177,952
Licensing Fees	8,750	6,250	-	15,000
Other	28,352	30,116	237,044	295,512
Total	$426,683	$259,663	$264,498	$950,844

The decrease in R&D expenses was primarily attributable to fees incurred during 2007 to acquire the worldwide license to certain patents for Xyfid. In addition, there was a reduction in clinical research costs, offset by increased labor costs and regulatory and legal fees related to our oncology drug candidates. Our R&D expense for the three months ended June 30, 2008 is primarily composed of outside clinical research organization costs (37%), employee costs (25%) and outside regulatory and legal fees (22%), which have been allocated to each of our three pharmaceutical product candidates. To conserve funds, we will continue to complete our current ongoing Phase I and Phase II studies for VQD-002 and Lenocta, respectively, however we will not initiate any new clinical studies unless and until we receive additional funding. We expect R&D spending to increase over the remainder of the year as we continue our existing clinical development programs and incur costs related to license fees, manufacturing of our products, regulatory costs, and the hiring of additional people in the clinical development area, pending available resources.

General and administrative, or G&A, expenses for the three months ended June 30, 2008 were $554,753 as compared to $1,192,399 during the three months ended June 30, 2007. This decrease in G&A expenses was primarily due to headcount reductions which resulted in reduced employee and non-employee director stock option expense in accordance with SFAS 123R as a result of forfeitures, a reduction of bonus expense, and the lack of recruitment expenses and employment agency fees.

Interest expense, net of interest income, for the three months ended June 30, 2008 was $103,110 as compared to interest income, net of interest expense, for the three months ended June 30, 2007 of $6,391. Interest expense for the three months ended June 30, 2008 was primarily composed of dividends payable on mandatorily redeemable convertible preferred stock of $107,156, which was offset by interest income earned on cash and cash equivalents of $4,046.

Our loss from continuing operations for the three months ended June 30, 2008 was $1,130,664 as compared to $2,136,852 for the three months ended June 30, 2007. The decreased loss from continuing operations in 2008 was attributable primarily to planned reductions in R&D and G&A spending, as noted above.

We recorded a non-cash beneficial conversion charge of $708,772 in April 2008 in connection with the induced conversion of the Series B Preferred stock into Series A Preferred Stock.

Results of Operations – For the Six Months Ended June 30, 2008 vs. June 30, 2007

Continuing Operations:

The Company has had no revenues from its continuing operations through June 30, 2008.

R&D expenses for the six months ended June 30, 2008 were $1,451,895 as compared to $2,319,655 during the six months ended June 30, 2007. R&D expense consists of clinical development costs, milestone license fees, maintenance fees paid to our licensing institutions, outside manufacturing costs, outside clinical research organization costs, regulatory and patent filing costs associated with our three oncology compounds, Lenocta, VQD-002 and Xyfid.

The following table sets forth the research and development expenses per compound for the periods presented.

	Six Months Ended June 30,
	2008	2007	Cumulative amounts during development
Lenocta	$353,706	$883,209	$3,233,700
VQD-002	817,541	737,287	3,713,518
Xyfid	280,648	699,159	1,312,558
Total	$1,451,895	$2,319,655	$8,259,776

The following table sets forth the research and development expenses for the six months ended June 30, 2008 by expense category for our three oncology compounds.

	Drug Candidate
	Lenocta	VQD-002	Xyfid	Six Months Ended June 30, 2008
Clinical Research Costs	$167,967	$317,957	$44,252	$530,176
Labor Costs	94,245	245,036	37,698	376,979
Regulatory / Legal Fees	73,694	191,605	44,478	309,777
Licensing / Milestone Fees	17,500	12,500	-	30,000
Other	300	50,443	154,220	204,963
Total	$353,706	$817,541	$280,648	$1,451,895

The following table sets forth the research and development expenses for the six months ended June 30, 2007 by expense category for our three oncology compounds.

	Drug Candidate
	Lenocta	VQD-002	Xyfid	Six Months Ended June 30, 2007
Clinical Research Costs	$245,103	$394,779	$27,454	$667,336
Labor Costs	303,042	183,041	-	486,083
Regulatory / Legal Fees	238,025	76,839	37,490	352,354
Licensing Fees	17,502	12,500	369,588	399,590
Other	79,537	70,128	264,627	414,292
Total	$883,209	$737,287	$699,159	$2,319,655

The decrease in R&D expenses for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is primarily attributable to nonrecurring fees incurred during 2007 to acquire the worldwide license to certain patents for Xyfid. In addition, there was a reduction in clinical research costs, offset by increased labor costs and regulatory and legal fees related to our oncology drug candidates. Our R&D expense for the six months ended June 30, 2008 is primarily composed of outside clinical research organization costs (37%), employee costs of (26%) and outside regulatory and legal fees (21%), which have been allocated to each of our three pharmaceutical product candidates. To conserve funds, we will continue to complete our current ongoing Phase I and Phase II studies for VQD-002 and Lenocta, respectively, however we will not initiate any new clinical studies unless and until we receive additional funding. We expect R&D spending to increase over the remainder of the year as we continue our existing clinical development programs and incur costs related to license fees, manufacturing of our products, regulatory costs, and the hiring of additional people in the clinical development area, pending available resources.

G&A expenses for the six months ended June 30, 2008 were $1,245,092 as compared to $2,106,050 for the six months ended June 30, 2007. This decrease in G&A expenses in 2008 was primarily due to headcount reductions which resulted in reduced employee and non-employee director stock option expense in accordance with SFAS 123R as a result of forfeitures, a reduction of bonus expense, and the lack of recruitment expenses and employment agency fees.

Interest expense, net of interest income, for the six months ended June 30, 2008 was $1,514,658 as compared to interest income, net of interest expense, for the six months ended June 30, 2007 of $32,075. Interest expense for the six months ended June 30, 2008 was primarily composed of interest expenses recorded upon the extinguishment of the Bridge Notes of $1,399,524 and dividends payable on mandatorily redeemable convertible preferred stock of $122,103, which was offset by interest income earned on cash and cash equivalents of $6,969.

Our loss from continuing operations for the six months ended June 30, 2008 was $4,211,645 as compared to $4,393,630 for the six months ended June 30, 2007. The decreased loss from continuing operations in 2008 was attributable primarily to interest expenses recorded upon the extinguishment of the Bridge Notes, offset by planned reductions in R&D and G&A spending, as noted above.

We recorded a non-cash beneficial conversion charge of $708,772 in April 2008 in connection with the induced conversion of the Series B Preferred stock into Series A Preferred Stock.

Discontinued Operations:

Our loss from discontinued operations for the three and six months ended June 30, 2007 was $335,422 and $596,897, respectively. There were no discontinued operations for the three or six months ended June 30, 2008 due to the completion of the sale of Chiral Quest to CQAC during the third quarter of 2007.

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

As a result of acquiring the license rights to Lenocta, VQD-002 and Xyfid, we immediately undertook funding their development, which has significantly increased our expected cash expenditures and will continue to increase our expected cash expenditures over the next 12 months and thereafter. The completion of development of Lenocta, VQD-002 and Xyfid, all of which are only in early stages of clinical development, is a very lengthy and expensive process. Until such development is complete and the FDA (or the comparable regulatory authorities of other countries) approves Lenocta, VQD-002, or Xyfid for sale, we will not be able to sell these products and generate revenues.

Since inception, we have incurred an accumulated deficit of $44,352,714 through June 30, 2008. For the six months ended June 30, 2008 we had losses from continuing operations of $4,211,645 and used $2,605,956 in cash from continuing operating activities. As of June 30, 2008, we had a working capital deficit of $1,561,563 and cash and cash equivalents of $814,477. As a result, we have insufficient funds to cover our current obligations or future operating expenses. To conserve funds, we will continue to complete our current ongoing Phase I and Phase II studies for VQD-002 and Lenocta, respectively, however we will not initiate any new clinical studies unless and until we receive additional funding. We expect our operating losses to increase over the next several years, due to the expansion of our drug development business, and related costs associated with the clinical development programs of Lenocta, VQD-002 and Xyfid, in addition to costs related to license fees, manufacturing of our products, regulatory costs, and the hiring of additional people in the clinical development area, pending available resources. These matters raise substantial doubt about our ability to continue as a going concern.

We anticipate that our capital resources will be adequate to fund our operations into the third quarter of 2008. Additional financing will be required during the third quarter of 2008 in order to continue to fund continuing operations. The most likely sources of additional financing include the private sale of the Company’s equity or debt securities, including bridge loans to the Company from third party lenders, or by potentially sublicensing our rights to our products. However, changes may occur that would consume available capital resources before that time. Our working capital requirements will depend upon numerous factors, which include: the progress of our drug development and clinical programs, including associated costs relating to milestone payments; maintenance and license fees; manufacturing costs; patent costs; regulatory approvals; and the hiring of additional employees.

Our net cash used in continuing operating activities for the six months ended June 30, 2008 was $2,605,956. Our net cash used in continuing operating activities primarily resulted from a net loss applicable to common stockholders of $4,920,417 offset partially by noncash items consisting primarily of the impact of expensing employee and director stock options in accordance with SFAS 123R of $360,233, amortization of the discount on our bridge note of $1,399,524, dividends payable on mandatorily redeemable convertible preferred stock of $122,103, the value of a beneficial conversion feature of $708,772, and depreciation of $4,650. Other uses of cash in continuing operating activities include an increase in prepaid clinical research organization costs of $79,619 and accrued expenses of $516,356 (largely comprised of clinical development costs, professional fees and compensation), offset by an increase in other assets of $18,326 and accounts payable of $297,650 in an effort to conserve cash.

We did not use or provide cash from continuing investing activities for the six months ended June 30, 2008.

Our net cash provided by continuing financing activities for the six months ended June 30, 2008 was $2,725,877, which was attributed to the issuance of preferred stock to investors for gross proceeds of approximately $3.0 million.

We currently have three full-time employees and two consultants. We anticipate hiring additional full-time employees in the medical and clinical functions, pending available resources. We intend to and will continue to use senior advisors, consultants, clinical research organizations and third parties to perform certain aspects of our products’ development, manufacturing, clinical and preclinical development, and regulatory and quality assurance functions.

At our current and desired pace of clinical development of our three products, currently in Phase I/IIa clinical trials, over the next twelve months we expect to spend approximately $5.0 million on clinical trials and research and development (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates, maintenance fees payments that we are obligated to pay to the institutions from which we licensed our two oncology compounds, salaries and consulting fees, pre-clinical work and laboratory studies), approximately $200,000 on facilities, rent and other facilities costs, and approximately $1.4 million on general corporate and working capital.

On June 29, 2007 and July 3, 2007 we issued a series of convertible promissory notes resulting in aggregate gross proceeds of $3.7 million. We also issued to investors five-year warrants to purchase an aggregate of approximately 243,000 shares of the Company’s common stock at an exercise price of $4.00 per share. Based upon the Black-Scholes option pricing model, the investor warrants were estimated to be valued at approximately $909,000. In connection with the offering, we engaged Paramount as one of our placements agents. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Stephen C. Rocamboli, a director of the Company, was employed by Paramount at the time of the Company’s engagement. In consideration for the placement agents’ services, we paid an aggregate of approximately $256,000 in commissions to the placement agents in connection with the offering, of which $119,700 was paid to Paramount. We also paid to placement agents approximately $24,000 as a non-accountable expense allowance. In addition, we issued placement agents five-year warrants to purchase an aggregate of approximately 120,000 shares of common stock, of which 45,000 shares of common stock were issued to Paramount, which are exercisable at a price of $4.20 per share. Based upon the Black-Scholes option pricing model, the placement agents’ warrants were estimated to be valued at approximately $430,000.

On July 16, 2007, we completed the sale of our discontinued operations Chiral Quest and received $1.7 million in gross proceeds, of which we recognized $197,000 in accrued compensation costs related to a severance agreement and retention bonuses payable to certain key employees. Additionally, the purchaser assumed liabilities in the aggregate amount of approximately $807,000 pursuant to the purchase agreement.

On March 14, 2008, we issued 765 shares of Series A Preferred stock at a price of $1,000 per share resulting in aggregate gross proceeds of $765,000. Each share of Series A Preferred stock sold is convertible into shares of the Company's common stock at $0.60 per share, or approximately 1.275 million shares of common stock in the aggregate. We also issued to investors five-year warrants to purchase an aggregate of approximately 640,000 shares of our common stock at an exercise price of $1.00 per share. Based upon the Black-Scholes option pricing model, the investor warrants are estimated to be valued at approximately $701,000. In connection with the offering, we engaged Paramount as our placement agent. Dr. Lindsay A. Rosenwald is the Chairman, CEO and sole stockholder of Paramount and a substantial stockholder of the Company. Dr. Rosenwald participated in this financing, through a family investment partnership, of which he is the managing member. The family investment partnership purchased 500 shares of Series A Preferred stock and received warrants to purchase 416,700 shares of common stock. In consideration for the placement agent’s services, we paid an aggregate of approximately $54,000 in commissions to Paramount in connection with the offering. We also paid $35,000 to Paramount as a non-accountable expense allowance. In addition, we issued five-year warrants to purchase an aggregate of approximately 127,500 shares of common stock to Paramount, which are exercisable at a price of $0.80 per share. Based upon the Black-Scholes option pricing model, the warrants issued to Paramount were estimated to be valued at approximately $140,000. The Series A Preferred stock shall be entitled to an annual dividend equal to 6% of the applicable issuance price per annum, payable semi-annually in cash or shares of common stock, at the option of the Company. If the Company chooses to pay the dividend in shares of common stock, the price per share of common stock to be issued shall be equal to 90% of the average closing price of the common stock for the 20 trading days prior to the date that such dividend becomes payable. As a condition to the initial closing of the private placement, the majority of the holders of the June 29, 2007 and July 3, 2007 convertible promissory notes agreed to convert such notes, together with accrued interest, into approximately 3,910 shares of the Company’s newly-designated Series B Preferred stock. The Series B Preferred stock contains substantially the same economic terms as the previously outstanding senior convertible notes.

On April 9, 2008, we issued 2,194.5 shares of Series A Preferred stock at a price of $1,000 per share resulting in aggregate gross proceeds of $2,195,000. Each share of Series A Preferred stock sold is convertible into shares of the Company's common stock at $0.60 per share, or approximately 3.66 million shares of common stock in the aggregate. In addition, we issued 505 shares of Series A Preferred stock to two investors that converted their Series B Preferred stock into Series A Preferred stock on a dollar-for-dollar basis. We also issued to investors five-year warrants to purchase an aggregate of approximately 1.83 million shares of our common stock at an exercise price of $1.00 per share. Based upon the Black-Scholes option pricing model, the investor warrants are estimated to be valued at approximately $1,828,000. In connection with the offering, we engaged Paramount as our placement agent. In consideration for the placement agent’s services, the Company paid an aggregate of approximately $153,000 in commissions to Paramount in connection with the offering. In addition, the Company issued to Paramount five-year warrants to purchase an aggregate of approximately 366,000 shares of common stock, which are exercisable at a price of $0.80 per share. Based upon the Black-Scholes option pricing model, the warrants issued to Paramount were estimated to be valued at approximately $366,000. The Series A Preferred stock shall be entitled to an annual dividend equal to 6% of the applicable issuance price per annum, payable semi-annually in cash or shares of common stock, at the option of the Company. If the Company chooses to pay the dividend in shares of common stock, the price per share of common stock to be issued shall be equal to 90% of the average closing price of the common stock for the 20 trading days prior to the date that such dividend becomes payable.

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

This Form 10-Q contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect management’s current judgment regarding the direction of the business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Such factors include, but are not limited to, the following:

•	the possibility that the results of clinical trials will not be successful;
•	the possibility that our development efforts relating to our product candidates, including Lenocta, VQD-002 and Xyfid, will not be successful;
•	the inability to obtain regulatory approval of our product candidates;
•	our reliance on third-parties to develop our product candidates;
•	our lack of experience in developing and commercializing pharmaceutical products;
•	the possibility that our licenses to develop and commercialize our product candidates may be terminated;
•	our ability to obtain additional financing; and
•	our ability to protect our proprietary technology.

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

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective due to a lack of segregation of duties in our accounting and financial functions.Due to our lack of sufficient capital, management has concluded that with certain oversight controls that are in place, the risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees at this time. Management will periodically reevaluate this situation. If we secure sufficient capital it is our intention to increase staffing to mitigate the current lack of segregation of duties within the accounting and financial functions.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors and uncertainties during the six months ended June 30, 2008. For a discussion of the Risk Factors, refer to the “Risk Factors” section of Item 1 in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2007.

Item 6. Exhibits

Exhibit No.	Description
10.1
Form of Stock Option Agreement dated June 13, 2008 between VioQuest Pharmaceuticals, Inc. and Michael Becker (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 19, 2008)

10.2	Form of Stock Option Agreement dated June 13, 2008 between VioQuest Pharmaceuticals, Inc. and Brian Lenz (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 19, 2008)
10.3	Form of Director Stock Option Agreement dated June 13, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on June 19, 2008)
10.4	Form of Amendment to Stock Option Agreement dated June 13, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on June 19, 2008)
10.5	List of Stock Option Agreements to be amended by the Form attached hereto as Exhibit 10.3 (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on June 19, 2008)
10.6
Amendment dated June 13, 2008 to Stock Option Agreement dated November 21, 2007 between VioQuest Pharmaceuticals, Inc. and Michael Becker for 501,334 shares (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on June 19, 2008)

10.7
Amendment dated June 13, 2008 to Stock Option Agreement dated November 21, 2007 between VioQuest Pharmaceuticals, Inc. and Michael Becker for 29,974 shares (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed on June 19, 2008)

10.8
Employment Amendment dated July 18, 2008 between VioQuest Pharmaceuticals, Inc. and Christopher P. Schnittker (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 24, 2008)

10.9	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 24, 2008)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOQUEST PHARMACEUTICALS, INC.
Date: August 19, 2008	By:	/s/ Michael D. Becker
Michael D. Becker President & Chief Executive Officer

Date: August 19, 2008	By:	/s/ Christopher P. Schnittker
Christopher P. Schnittker Vice President & Chief Financial Officer

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002